Form 10-Q
period 2020-06-30
ADiTx Therapeutics, Inc.
filed 2020-08-13
CIK 1726711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 001-38561

Aditx Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-3204328
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11161 Anderson Street Suite 105-10014 Loma Linda, CA 92354	92354
(Address of principal executive offices)	(Zip Code)

(909) 488-0844

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ADTX	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 12, 2020, the registrant had 7,078,817 and 6,978,014 shares of common stock, $0.001 par value per share, issued and outstanding, respectively.

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	Our plans to initiate clinical trials for our product candidates;

●	Our plans to research, develop and commercialize our product candidates

●	Our ability to comply with the provisions of our license agreement with Loma Linda University;

●	The results of clinical testing and trial activities of our product candidates;

●	Our ability to obtain regulatory approval and market acceptance of, and reimbursement for our products;

●	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand;

●	Our ability to compete and succeed in a highly competitive and evolving industry;

●	Our lack of operating history on which to judge our business prospects and management;

●	Our ability to raise capital and the availability of future financing;

●	Our ability to manage our research, development, expansion, growth and operating expenses;

●	Our reliance on third parties to conduct our research, preclinical studies and expected clinical trials; and

●	the impacts of COVID-19, or other future pandemics on our business;

●	the impact of government laws and regulation.

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources.

References to Aditxt

Throughout this Quarterly Report on Form 10-Q, the “Company,” “Aditxt,” “we,” “us,” and “our” refers to Aditx Therapeutics, Inc. and “our board of directors” refers to the board of directors of Aditx Therapeutics, Inc.

-ii-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ADITX THERAPEUTICS, INC.

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2020	2019

ASSETS

CURRENT ASSETS:
Cash	$49,925	$4,090
Prepaid expenses	25,083	-

TOTAL CURRENT ASSETS	75,008	4,090

Deferred offering costs	542,581	119,442

TOTAL ASSETS	$617,589	$123,532

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,268,581	$1,847,458
Accrued compensation to related parties	1,220,629	962,651
Notes payable - related party	10,000	10,000
Notes payable, net of discount	830,600	155,600

TOTAL CURRENT LIABILITIES	4,329,810	2,975,709

TOTAL LIABILITIES	4,329,810	2,975,709

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 3,000,000 shares authorized, zero shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 27,000,000 shares authorized, 4,069,115 and 3,915,900 shares issued and 3,968,312 and 3,821,087 shares outstanding, respectively	4,069	3,916
Treasury stock, 100,803 and 94,813 shares, respectively	(201,605)	(189,625)
Additional paid-in capital	9,938,946	9,063,483
Accumulated deficit	(13,453,631)	(11,729,951)
TOTAL STOCKHOLDERS' DEFICIT	(3,712,221)	(2,852,177)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$617,589	$123,532

See accompanying notes to the financial statements.

ADITX THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

OPERATING EXPENSES
General and administrative expenses, includes $160,329, $2,098,759, $689,766 and $2,822,367 in stock-based compensation	367,338	2,511,438	$1,223,765	$3,711,221
Research and development, includes $0, $0, $0 and $0 in stock-based compensation	28,294	43,978	228,665	88,846
Sales and marketing, includes $0, $0, $0 and $0 in stock-based compensation	2,848	109	2,848	147
Total Operating Expenses	398,480	2,555,525	1,455,278	3,800,214

NET LOSS FROM OPERATIONS	(398,480)	(2,555,525)	(1,455,278)	(3,800,214)

OTHER INCOME (EXPENSE)
Interest expense	(448)	(448)	(902)	(1,027)
Gain on forgiveness of debt	-	-	32,500	45,000
Amortization of debt discount	(135,389)	-	(300,000)	-
Total Other Income (Expense)	(135,837)	(448)	(268,402)	43,973
Net loss before income taxes	(534,317)	(2,555,973)	(1,723,680)	(3,756,241)
Income tax provision	-	-	-	-

NET LOSS	$(534,317)	$(2,555,973)	$(1,723,680)	$(3,756,241)

Net loss per share - basic and diluted	$(0.14)	$(0.67)	$(0.44)	$(0.98)

Weighted average number of shares outstanding during the period - basic and diluted	3,929,205	3,842,967	3,917,891	3,821,278

See accompanying notes to the financial statements.

ADITX THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

				Additional		Total
	Common		Treasury	Paid-in	Accumulated	Stockholders'
	Shares	Par	Shares	Capital	Deficit	Deficit

Balance December 31, 2019	3,821,087	$3,916	$(189,625)	$9,063,483	$(11,729,951)	$(2,852,177)

Issuance of shares for services	104,750	105	-	418,895	-	419,000

Stock option and warrant compensation	-	-	-	110,437	-	110,437

Treasury stock	(5,990)	-	(11,980)	-	-	(11,980)

Net loss	-	-	-	-	(1,189,363)	(1,189,363)

Balance March 31, 2020 (unaudited)	3,919,847	$4,021	$(201,605)	$9,592,815	$(12,919,314)	$(3,524,083)

Exercise of warrants	30,975	31	-	185,819	-	185,850

Stock option and warrant compensation	-	-	-	77,138	-	77,138

Issuance of shares for services	17,500	18	-	83,174	-	83,192

Adjustment to Common Shares due to reverse stock split	(10)	(1)	-	-	-	(1)

Net loss	-	-	-	-	(534,317)	(534,317)

Balance June 30, 2020 (unaudited)	3,968,312	$4,069	$(201,605)	$9,938,946	$(13,453,631)	$(3,712,221)

				Additional		Total
	Common		Treasury	Paid-in	Accumulated	Stockholders'
	Shares	Par	Shares	Capital	Deficit	Deficit

Balance December 31, 2018	3,763,925	$3,764	$-	$4,361,725	$(5,902,223)	$(1,536,734)

Issuance of shares for cash, net of issuance costs	60,250	60	-	198,594	-	198,654

Issuance of shares for services and licenses	13,000	13	-	51,987	-	52,000

Stock option and warrant compensation	-	-	-	671,608	-	671,608

Net loss	-	-	-	-	(1,200,268)	(1,200,268)

Balance March 31, 2019 (unaudited)	3,837,175	$3,837	$-	$5,283,914	$(7,102,491)	$(1,814,740)

Issuance of shares for cash, net of issuance costs	11,250	11	-	36,799	-	36,810

Issuance of shares for services and licenses	7,500	8	-	29,992	-	30,000

Stock option and warrant compensation	-	-	-	2,068,759	-	2,068,759

Treasury stock	(45,356)	-	(90,712)	-	-	(90,712)

Net loss	-	-	-	-	(2,555,973)	(2,555,973)

Balance June 30, 2019 (unaudited)	3,810,569	$3,856	$(90,712)	$7,419,464	$(9,658,464)	$(2,325,856)

See accompanying notes to the financial statements.

ADITX THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,723,680)	$(3,756,241)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	689,766	2,822,367
Amortization of debt discount	300,000	-
Changes in operating assets and liabilities:
Prepaid expenses	(25,083)	-
Accounts payable and accrued expenses	95,429	365,653
Accrued compensation to related parties	257,978	259,014
Net cash used in operating activities	(405,590)	(309,207)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	-	10,000
Proceeds from notes payable	375,000	-
Repayments of notes payable - related party	-	(42,502)
Repayments of notes payable	-	(5,000)
Common stock issued for cash, net of issuance costs	-	235,464
Deferred offering costs	(109,425)	-
Exercise of warrants	185,850	-
Net cash provided by financing activities	451,425	197,962

NET INCREASE (DECREASE) IN CASH	45,835	(111,245)

CASH AT BEGINNING OF PERIOD	4,090	115,709

CASH AT END OF PERIOD	$49,925	$4,464

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liabilities assumed for common stock	$11,980	$90,712
Deferred offering costs accrued and payable	$313,714	$-
Original issuance discount on notes payable	$300,000	$-

 See accompanying notes to the financial statements.

ADITX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Company Background

Aditx Therapeutics, Inc. (“Aditxt” or the “Company”) was incorporated on September 28, 2017 under the laws of the State of Delaware. The Company is a pre-clinical stage, life sciences company with a mission of prolonging life and enhancing its quality by improving the health of the immune system. Aditxt is developing technologies specifically focused on improving the health of the immune system through immune reprogramming and monitoring. Aditxt’s immune reprogramming technology is currently at the pre-clinical stage and is designed to retrain the immune system to induce tolerance with an objective of addressing rejection of transplanted organs, autoimmune diseases, and allergies. Aditxt’s immune monitoring technology is designed to provide a personalized comprehensive profile of the immune system and the Company plans to utilize in its upcoming clinical trials to monitor subjects’ immune response before, during and after drug administration. Aditxt is also evaluating plans to obtain approval from the U.S. Food and Drug Administration (FDA) for this monitoring tool’s use as a clinical assay.

On July 2, 2020, the Company completed its initial public offering (“IPO”). In connection therewith, the Company issued 1,226,668 Units (the “Units”), excluding the underwriters’ option to cover overallotments, at an offering price of $9.00 per Unit, resulting in gross proceeds of approximately $11.0 million. The Units issued in the IPO consisted of one share of common stock, one Series A warrant, and one Series B warrant. The Series A warrants have an exercise price of $9.00 and a term of 5 years. The Series B warrants have exercise price of $11.25, a term of 5 years and contain a cashless exercise option upon certain criteria being met. Subsequent to quarter end, substantially all of the Series B warrants issued in the IPO have been exercised pursuant to a cashless provision therein.

Risks and Uncertainties

The Company has a limited operating history and has not generated revenue from intended operations. The Company’s business and operations are sensitive to general business and economic conditions in the U.S. and worldwide along with local, state, and federal governmental policy decisions. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse conditions may include: changes in biotechnology regulatory environment, technological advances that render our technologies obsolete, availability of resources for clinical trials, acceptance of technologies into the medical community, and competition from larger, more well-funded companies. These adverse conditions could affect the Company’s financial condition and the results of its operations.

On January 30, 2020, the World Health Organization declared the COVID-19 novel coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The COVID-19 coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the financial impact will be to the Company, it is reasonably possible that future capital raise efforts and additional development of our technologies may be negatively affected.

NOTE 2 – GOING CONCERN ANALYSIS

Management Plans

The Company was incorporated on September 28, 2017 and has not generated revenues to date. During the six months ended June 30, 2020, the Company had a net loss of $1,723,680 and cash of $49,925. However, subsequent to June 30, 2020, the Company received approximately $9.5 million in cash as net proceeds from the IPO (See Note 1). The Company will be conducting medical research and development, and the time at which the Company will begin generating revenue is unknown. The Company believes, however, that the funds raised by the IPO will be sufficient to fund the Company’s operation for at least the next 12 months. Because of these factors, the Company believes that this alleviates issues in connection with the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein. While we believe in the viability of our strategy to generate sufficient revenue, control costs and raise additional funds when necessary, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the ability to complete clinical studies and implement the business plan, generate sufficient revenues and to control operating expenses.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended June 30, 2020 and 2019. Although management believes that the disclosures in these unaudited financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been or omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2019, which contain the audited financial statements and notes thereto, included in the Company’s Prospectus, dated June 29, 2020, filed with the SEC pursuant to Rule 424(b). The interim results for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ended December 31, 2020 or for any future interim periods.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates underlying the financial statements include the fair value of stock options and warrants.

Fair Value Measurements and Fair Value of Financial Instruments

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements. ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with ASC Topic 820.

Due to the short-term nature of all financial assets and liabilities, their carrying value approximates their fair value as of the balance sheet dates.

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation. At times, the Company may have deposits in excess of federally insured limits.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2020 and December 31, 2019, the Company did not have any cash equivalents.

Offering Costs

The Company accounts for offering costs in accordance with ASC 340, Other Assets and Deferred Costs. Prior to the completion of an offering, offering costs were capitalized as deferred offering costs on the balance sheet. The deferred offering costs are netted against the proceeds of the offering in stockholders’ deficit or the related debt, as applicable. Costs related to unsuccessful offerings are expensed.

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC. 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. Stock-based compensation is recognized as expense over the employee’s requisite vesting period and over the nonemployee’s period of providing goods or services.

Patents

The Company incurs fees from patent licenses. During the six months ended June 30, 2020 and 2019, the Company had a licensing fee for the patents of $126,670 and $15,181, respectively.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. Our research and development costs mainly consist of licensing costs. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of June 30, 2020, 1,110,000 stock options and 1,291,503 warrants were excluded from dilutive earnings per share as their effects were anti-dilutive. As of June 30, 2019, 1,102,500 stock options and 1,077,173 warrants were excluded from dilutive earnings per share as their effects were anti-dilutive.

Recent Accounting Pronouncements

In February 2016, FASB issued Accounting Standards Update (“ASU”) 2016-02: Leases (Topic 842). The new guidance generally requires an entity to recognize on its balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The new standard requires a modified retrospective transition for existing leases to each prior reporting period presented. The Company has elected to utilize the extended adoption period available to the Company as an emerging growth company and has not currently adopted this standard. This standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2020. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its financial position, results of operations and cash flows once adopted.

The FASB issues ASUs to amend the authoritative literature in ASC. There have been several ASUs to date, including those above, that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact our financial statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer (“CEO”) has provided certain periods of service without payment. As of June 30, 2020 and December 31, 2019, the CEO is owed $375,500 and $309,500, respectively, related to compensation. Subsequent to the period, the Company issued 38,055 Units consisting of 1 share of common stock and 1 Series A warrant and 1 Series B warrant to settle $342,500 in accrued compensation.

The Company’s Chief Innovation Officer (“CIO”) has provided certain periods of service without payment. As of June 30, 2020 and December 31, 2019, the CIO is owed $476,000 and $377,000, respectively, related to compensation. Subsequent to the period, the Company issued 47,222 Units consisting of 1 share of common stock and 1 Series A warrant and 1 Series B warrant to settle $425,000 in accrued compensation.

Effective July 10, 2020, the Board of Directors appointed the Company’s Chief Operations Officer (“COO”). Prior to the appointment, the COO was an independent operations consultant and had provided certain periods of service without payment. As of June 30, 2020 and December 31, 2019, the COO is owed $365,000 and $275,000, respectively, related to compensation. Subsequent to the period, the Company issued 35,555 Units consisting of 1 share of common stock, 1 Series A warrant, and 1 Series B warrant to settle $320,000 in accrued compensation.

On March 21, 2019, the Company entered into a note with a related party. The note had a principal of $10,000, a maturity date of September 21, 2019, and an interest rate of 4% per year. The note remained outstanding on June 30, 2020. This note was paid in full subsequent to June 30, 2020.

During the six months ended June 30, 2020, the Company assumed $11,980 of liabilities from a related party in exchange for the return of 5,990 shares of the Company’s common stock.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 3,000,000 shares of preferred stock, par value $0.001 per share.

Common Stock

The Company is authorized to issue 27,000,000 shares of common stock, par value $0.001 per share.

During the six months ended June 30, 2020, the Company issued 122,250 shares of common stock and recognized expense of $502,192 in stock compensation for consulting services. The Company also issued 30,975 shares of commons stock for the exercise of warrants and received $185,850 for the exercise of the warrants. The compensation was valued based on prior private placements or based on management’s estimates of value immediately prior to the IPO.

During six months ended June 30, 2019, the Company issued 20,500 shares of common stock for services and recognized expense of $82,000 in stock compensation, issued 71,500 shares of common stock for $235,464 in cash, net of offering costs, and received 45,356 shares of the Company’s common stock in exchange for the assumption of $90,712 in liabilities. Shares issued for compensation were valued based on the price which common shares were being sold in the above private placements.

Reverse Stock Split

On June 29, 2020, the Company effectuated a 1-for-2 reverse stock split of its issued and outstanding shares of common stock by filing a certificate of amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split.

Stock-Based Compensation

In October 2017, our Board of Directors adopted the Aditx Therapeutics, Inc. 2017 Equity Incentive Plan (the “2017 Plan”).  The 2017 Plan provides for the grant of equity awards to employees, and consultants.  Up to 2,500,000 shares of our common stock may be issued pursuant to awards granted under the 2017 Plan. The 2017 Plan is administered by our Board of Directors, and expires ten years after adoption, unless terminated earlier by the Board.

During the six months ended June 30, 2020, the Company granted 7,500 stock options to a related party with exercise prices of $11.00 per share vesting on issuance. The total grant date fair value was determined to be $27,799.

During the six months ended June 30, 2019, the Company granted 550,000 stock options with exercise prices of $4.00 per share vesting on issuance. The total grant date fair value was determined to be $1,960,831. For all periods presented, the fair value of each stock option granted was estimated using the Black-Scholes assumption ranges and or factors as follows:

Exercise price	$ 4.00-11.00
Expected dividend yield	0%
Risk free interest rate	0.39% - 2.65%
Expected life in years	2.79-7.52
Expected volatility	141-146%

The risk-free interest rate assumption for options granted is based upon observed interest rates on the United States government securities appropriate for the expected term of stock options.

The expected term of stock options is calculated using either the simplified method for employee options which takes into consideration the contractual life and vesting terms of the options, unless the options are expected to vest in which case the contractual term of the options.

The Company determined the expected volatility assumption for options granted using the historical volatility of comparable public companies’ common stock. The Company will continue to monitor peer companies and other relevant factors used to measure expected volatility for future stock option grants, until such time that the Company’s common stock has enough market history to use historical volatility.

The dividend yield assumption for options granted is based on the Company’s history and expectation of dividend payouts. The Company has never declared or paid any cash dividends on its common stock, and the Company does not anticipate paying any cash dividends in the foreseeable future.

Management estimated the fair value of common stock by looking at a market approach which takes into consideration past sales of stock to third parties and Company developments to date.

The Company recognizes stock option forfeitures as they occur as there is insufficient historical data to accurately determine future forfeitures rates.

The following is an analysis of the stock option grant activity under the Plan:

		Weighted Average	Weighted Average
	Number	Exercise Price	Remaining Life
Stock Options
Outstanding December 31, 2019	1,102,500	$4.00	7.77
Granted	7,500	11.00	7.52
Expired or forfeited	-	-	-
Outstanding June 30, 2020 (unaudited)	1,110,000	$4.05	7.25

Nonvested Options	Shares	Weighted- Average Exercise Price
Nonvested at December 31, 2019	-	$-
Granted	7,500	11.00
Vested	(7,500)	11.00
Forfeited	-	-
Nonvested at June 30, 2020 (unaudited)	-	$-

The Company recognized compensation expense related to options issued and vesting of $27,799 during the six months ended June 30, 2020, which is included in general and administrative expenses in the accompanying statements of operations. There is no additional expense to be recognized on previously granted options as of June 30, 2020. The Company recognized compensation expense related to options issued and vesting of $2,513,826 during the period ended June 30, 2019, which is included in general and administrative expenses in the accompanying statements of operations.

Warrants

A summary of warrant issuances are as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Warrants
Outstanding December 31, 2019	1,382,478	4.44	2.84
Granted	5,000	11.00	3.00
Forfeited	(65,000)	4.00	-
Exercised	(30,975)	6.00	-
Outstanding June 30, 2020 (unaudited)	1,291,503	$4.46	2.32

Nonvested Warrants	Shares	Weighted- Average Exercise Price
Nonvested at December 31, 2019	200,000	4.00
Granted	5,000	-
Vested	-	-
Forfeited	(65,000)	-
Nonvested at June 30, 2020 (unaudited)	140,000	$4.00

The warrants are valued using similar inputs as noted in the stock options section above, with the exception of the expected life which is the contractual life.

The Company recognized compensation expense related to warrants issued and vesting of $159,777 and $226,541 during the six months ended June 30, 2020 and 2019, which is included in general and administrative in the accompanying Statements of Operations. The remaining value to be expensed is $212,093 with a weighted average vesting term of 0.97 years as of June 30, 2020.

During the six months ended June 30, 2020, 30,975 warrants were exercised for 30,975 shares of common stock. The Company recognized proceeds of $185,850 related to the exercises.

During the three months ended June 30, 2020, the Company issued 5,000 warrants with an exercise price of $11.00 and a term of 3 years.

On April 10, 2020, the Company terminated a consulting agreement dated December 1, 2018. As part of this termination agreement the consultant forfeited 65,000 non-vested. The consultant holds 25,000 warrants which were previously vested.

NOTE 6 – AGREEMENTS

On December 27, 2019, the Company entered into a consulting agreement for advisory services that requires a monthly retainer payment of $2,000. The Company issued 10,000 shares of its common stock during January 2020. Additionally, the Company issued 15,000 shares of its common stock within ten business days of the Company’s IPO and will issue 15,000 shares of its common stock within ten business days of December 31, 2020.

On December 27, 2019, the Company entered into a consulting agreement for advisory services. As part of this agreement the Company paid a one-time retainer of $15,000. Additionally, the Company paid a $7,500 success fee and issued 5,000 shares of its common stock within ten business days of the Company’s IPO.

On January 9, 2020, the Company entered into a consulting agreement for advisory services that requires a monthly retainer payment of $4,000. In addition, the Company issued 10,000 shares of its common stock during January 2020. Additionally, the Company issued 15,000 shares of its commons stock in June 2020 and will be required to issue 15,000 shares of its common stock within ten business days after December 17, 2020.

On January 10, 2020, the Company entered into a consulting agreement for advisory services, which was amended in May 2020. As part of this agreement the Company issued 55,000 shares of its common stock during January 2020. Additionally, the Company issued 55,000 shares of its common stock within ten business days of the Company’s IPO.

On January 22, 2020, as amended, effective July 1, 2020, the Company entered into a consulting agreement for investor relations and capital market advisory services. As part of this agreement the Company will pay a fee of $12,000 per month and issue 30,000 shares of the Company’s common stock.

On February 3, 2020, the Company entered into a patent licensing agreement. As part of this agreement the Company is required to pay a fee of $25,000. The Company also issued 18,750 shares of the Company’s common stock to the patent holder. The Company is required to pay an annual licensing fee on the anniversary of the agreement in the amount of $40,000 for 2021 through 2024 and $60,000 in starting in 2025 until the license expires. The Company will also pay milestone fees of $50,000 on the first commercial sales of a licensed product and $25,000 at the beginning of any clinical study for regulatory clearance of an in vitro diagnostic product developed and a potential licensed product. The Company will be responsible for paying royalty fees on the Company’s net sales. These royalty fees are set at a rate of 4% when net sales are below or equal to $5 million annually or 6% when net sales are above $5 million annually.

On February 23, 2020, the Company entered into a consulting agreement for business development services. As part of this agreement the Company issued 5,000 shares of its common stock. The Company also issued an additional 3,000 shares of its common stock upon the completion of its IPO. Subsequent to the IPO the Company will pay a monthly fee of $8,000. The Company will also pay a success fee equal to 4% of transaction proceeds in connection with qualified transactions.

On March 30, 2020, the Company entered into an employment agreement for a permanent, full-time Chief Financial Officer that is effective upon the closing of the Company’s IPO. As part of the employment agreement the Company agreed to pay the employee $225,000 per year. The Company also granted stock options to purchase shares of the Company’s common stock. An initial grant of 7,500 options was made upon the signing of the agreement and a subsequent grant of 165,000 options was made upon the completion of the IPO. The initial grant has an exercise price of $11.00 and expires on October 5, 2027, the subsequent grant was issued at the IPO price.  The initial grant vested immediately and the subsequent grant vests 1/3 on the first anniversary of the agreement and the remaining 2/3 vests quarterly over the next two years.

On April 30, 2020, the Company entered into an employment agreement for a Vice President of Preclinical Research and Development that is effective upon the closing of the Company’s IPO. As part of the employment agreement, the Company agreed to pay the employee $200,000 per year. The Company granted 90,000 stock options to purchase shares of the Company’s common stock upon the completion of the IPO.   The initial grant has an exercise price of equal to that of the IPO and expires on October 5, 2027. The grant vests 1/3 on the first anniversary of the start date of the employee and the remaining 2/3 vests quarterly over the following two years starting on the end of the 15th month following the start date.

On May 16, 2020, the Company entered into an employment agreement for a Vice President of Innovation Portfolio and Development that is effective upon the closing of the Company’s IPO. As part of the employment agreement, the Company agreed to pay the employee $200,000 per year. The Company granted 90,000 stock options to purchase shares of the Company’s common stock upon the completion of the IPO.   The initial grant has an exercise price of equal to that of the IPO and expires on October 5, 2027. The grant vests 1/3 on the first anniversary of the start date of the employee and the remaining 2/3 vests quarterly over the following two years starting on the end of the 15th month following the start date.

On June 15, 2020 the Company entered into a consulting agreement for advisory services that required a fee equivalent to 3,000 shares of the Company’s common stock which were issued in July 2020.

NOTE 7 – NOTES PAYABLE

On April 12, 2018, the Company issued an unsecured promissory note for $35,000 that accrued interest of 4% annually. The note was due on the earlier of November 12, 2018 or in the event of default, as defined in the agreement. This note was paid in full subsequent to June 30, 2020.

On July 10, 2018, the Company entered into a bridge loan with a principal of $15,600. The note was due on the earlier of October 8, 2018 or in the event of default, as defined in the agreement. This note was paid in full subsequent to June 30, 2020.

On July 18, 2018, the Company entered into a bridge loan with a principal of $130,000. The note was due on the earlier of October 16, 2018 or in the event of default, as defined in the agreement. This note was paid in full subsequent to June 30, 2020.

On November 1, 2019, the Company entered into a bridge loan with a principal of $50,000. This loan did not accrue any interest. The note was due on the earlier of April 28, 2020 or in the event of default, as defined in the agreement. The note was convertible into the same class of securities as those sold in the public offering with a conversion price of $2.00 per share. On July 24, 2020, the Company entered into an exchange agreement with respect to the previously issued note to exchange the note into Units on the same terms as the securities offered by the Company in its IPO. The note was converted in full subsequent to June 30, 2020.

On January 10, 2020, the Company entered into a bridge loan with a principal amount of $75,000. This Note carried an original issue discount of $40,000. This loan did not accrue any interest. The note was due on the earlier of July 8, 2020 or in the event of default, as defined in the agreement, as amended. The note was convertible into the same class of securities as those sold in the public offering with a conversion price of $2.00 per share.  The note was converted in full subsequent to June 30, 2020.

During the first quarter of 2020, the Company entered into six bridge loans with a total principal amount of $600,000. These notes carried a total original issue discount of $300,000. The notes were due on the earlier of April 19, 2020 or ten days after the close of the Company’s IPO. These notes were paid in full subsequent to June 30, 2020.

NOTE 9 – SUBSEQUENT EVENTS

On July 1, 2020, the Company entered into an amendment to patent and technology licensing agreement with Loma Linda University (“LLU”), dated March 15, 2018. Pursuant to the amendment, the Company was to pay LLU $455,000 within four days of the signing of such amendment. The amendment also updated the milestone payment dates to be $175,000 on March 31, 2022; $100,000 on March 31, 2024; $500,000 on March 31, 2026; and $500,000 on March 31, 2027.

Effective on July 1, 2020, the Company entered into a consulting agreement for investor relations and public relations services. As part of this agreement the Company will pay a fee of $8,000 per month and issue 20,000 shares of the Company’s common stock.

On July 2, 2020, the Company completed its IPO. (See Note 1).

On July 2, 2020, the Company settled outstanding compensation with certain related parties. (See Note 4).

See Note 6 for descriptions of agreements that required shares to be issued or options to be granted upon completion of the Company’s IPO. Such shares have been issued and options granted.

Subsequent to June 30, 2020, the Company repaid or exchanged for shares all debt agreements described in Note 8.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2019 included in our final prospectus for our initial public offering of our common stock filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424(b) of the Securities Act, dated June 29, 2020, which we refer to as the Prospectus of Aditx Theraputics,Inc.(the “Company,” “Aditxt”, “we,” or “our” In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the section entitled “Risk Factors” in Part II, Item 1A.

Overview

We are a life sciences company with a mission of prolonging life and enhancing its quality by improving the health of the immune system. Our immune reprogramming technology is currently at the pre-clinical stage and designed to retrain the immune system to induce tolerance with an objective of addressing rejection of transplanted organs, autoimmune diseases, and allergies. Our immune monitoring technology is designed to provide a personalized comprehensive profile of the immune system and we plan to utilize it in our upcoming clinical trials to monitor subjects’ immune response before, during and after drug administration. We are also evaluating plans to obtain FDA approval for this monitoring tool’s use as a clinical assay.

Immune Reprogramming

The discovery of immunosuppressive (anti-rejection and monoclonal) drugs over 40 years ago has made possible life-saving organ transplantation procedures and blocking of unwanted immune responses in autoimmune diseases. However, immune suppression leads to significant undesirable side effects, such as increased susceptibility to life-threatening infections and cancers, because it indiscriminately and broadly suppresses immune function throughout the body. While the use of these drugs has been justifiable because they prevent or delay organ rejection, their use for treatment of autoimmune diseases and allergies may not be acceptable because of the aforementioned side effects. Furthermore, transplanted organs often ultimately fail despite the use of immune suppression, and about 40% of transplanted organs survive no more than 5 years.

New, focused therapeutic approaches are needed that modulate only the small portion of immune cells that are involved in rejection of the transplanted organ, as this approach can be safer for patients than indiscriminate immune suppression.  Such approaches are referred to as immune tolerance, and when therapeutically induced, may be safer for patients and also potentially allow long-term survival of transplanted tissues and organs.

In the late 1990s, academic research on these approaches was conducted at the Transplant Center in Loma Linda University (“LLU”) in connection with a project that secured initial grant funding from the U.S. Department of Defense.  The focus of that project was for skin grafting for burn victims.  Twenty years of research at LLU and an affiliated incubator led to a series of discoveries that have been translated into a large patent portfolio of therapeutic approaches that may be applied to the modulation of the immune system in order to induce tolerance to self and transplanted organs.

We have an exclusive worldwide license for commercializing this nucleic acid-based technology (which is currently at the pre-clinical stage), named Apoptotic DNA Immunotherapy™ (ADi™) from LLU, which utilizes a novel approach that mimics the way the body naturally induces tolerance to our own tissues (“therapeutically induced immune tolerance”). While immune suppression requires continuous administration to prevent rejection of a transplanted organ, induction of tolerance has the potential to retrain the immune system to accept the organ for longer periods of time. Thus, ADi™ may allow patients to live with transplanted organs with significantly reduced immune suppression. ADi™ is a technology platform which we believe can be engineered to address a wide variety of indications.

We are developing ADi™ products for organ transplantation including skin grafting, autoimmune diseases, and allergies, with the initial focus on skin allografts and psoriasis, as we believe these indications will be most efficient in providing safety and efficacy data in clinical trials. To submit a Biologics License Application (“BLA”) for a biopharmaceutical product, clinical safety and efficacy must be demonstrated in a series of clinical studies conducted with human subjects. For products in our class of drugs, the first-in-human trials will be a combination of Phase I (safety/tolerability) and Phase II (efficacy) in affected subjects. To obtain approval to initiate the Phase I/IIa studies, an Investigational New Drug Application will be submitted to compile non-clinical efficacy data as well as manufacturing and pre-clinical safety/toxicology data. To date, we have conducted non-clinical studies in a stringent model of skin transplantation using genetically mismatched donor and recipient animals demonstrating a 3-fold increase in the survival of the skin graft in animals that were tolerized with ADi™ compared to animals that receive immune suppression alone. Prolongation of graft life was observed despite discontinuation of immune suppression after the first 5 weeks. Additionally, in an induced non-clinical model for psoriasis, ADi™ treatment resulted in a 69% reduction in skin thickness and a 38% decrease in skin flaking (two clinical parameters for assessment of psoriasis skin lesions). The Phase I/IIa studies in psoriasis will evaluate the safety/tolerability of ADi™ in patients diagnosed with psoriasis. Since the drug will be administered in subjects diagnosed with psoriasis, effectiveness of the drug to improve psoriatic lesions will also be evaluated. In another Phase I/IIa study, patients requiring skin allografts will receive weekly intra-dermal injections of ADi™ in combination with standard immune suppression to assess safety/tolerability and possibility of reducing levels of immunosuppressive drugs as well as prolongation of graft life. Later phase trials are planned after successful completion of these studies in preparation for submission for a BLA to regulatory agencies.

Immune Monitoring

We believe that understanding the status of an individual’s immune system is key to developing and administering immunotherapies such as ADi™. We have secured an exclusive worldwide license for commercializing a technology platform named Aditxt Immune Monitor™ (AiM™), which provides a personalized comprehensive profile of the immune system. It is intended to be informative for individual immune responses to viruses, bacterial antigens, peptides, drugs, bone marrow and solid organ transplants, and cancer. It has broad applicability to many other agents of clinical interest impacting the immune system, including those not yet identified such as future infectious agents.

AiM™ is being designed to allow individuals to understand, manage and monitor their immune profiles in order to be informed about attacks on or by their immune system. We believe AiM™ can also assist the medical community in anticipating possible immune responses and reactions to viruses, bacteria, allergens and transplanted organs. It can be useful in anticipating attacks on the body by having the ability to determine its potential response and for developing a plan to deal with an undesirable reaction by the immune system. Its advantages include the ability to provide a simple, rapid, accurate, high throughput, single platform assay that can be multiplexed to determine the immune status with respect to several factors simultaneously, in 3-16 hours, as well as detect antigen and antibody in a single test (i.e. infectious, recovered, immune). In addition, it can determine and differentiate between various types of cellular and humoral immune responses (T and B cells). It also provides for simultaneous monitoring of cell activation and levels of cytokine release (i.e., cytokine storms).

We plan to utilize AiM™ in our upcoming clinical trials to monitor subjects’ immune response before, during and after ADi™ drug administration. We are also evaluating plans to obtain FDA approval for AiM™’s use as a clinical assay and seeking to secure manufacturing, marketing and distribution partnerships for application in the Infectious Diseases market, by end of 2020. To obtain FDA approval to use AiM™ as a clinical assay, we plan to conduct validation studies comparing AiM™ to other immunological tests to demonstrate reproducibility of data and to demonstrate the sensitivity of the assays for use in different indications (e.g., detection of antigens present in infectious agents or antibodies against infectious agents). We believe that these data will show AiM™’s ability to multiplex in two ways using a single assay: (i) evaluating the immune response to multiple antigens (from different infectious agents) and (ii) measuring quantities of multiple cytokines. Furthermore, we believe that the additional validation studies will demonstrate AiM™’s ability to measure the presence of several antibody isotypes against several antigens in a single reaction. Our plan is to submit a 510(K) application to the FDA after successful completion of these studies. We have engaged consultants for our communications and submissions to the FDA. Beyond 2020, we plan to develop AiM™ for applications in additional markets such as Organ Rejection, Allergies, Drug/Vaccine Response, and Disease Susceptibility.

License Agreement with Loma Linda University

On March 8, 2018, we entered into an Assignment Agreement (the “Assignment Agreement”) with Sekris Biomedical, Inc. (“Sekris”). Sekris was a party to a License Agreement with Loma Linda University (“LLU”), entered into and made effective on May 25, 2011, and amended on June 24, 2011, July 16, 2012 and December 27, 2012 (the “Original Agreement,” and together with the Assignment Agreement, the “Sekris Agreements”). Pursuant to the Assignment Agreement, Sekris transferred and assigned all of its rights and obligations in and to and liabilities under the Original Agreement, of whatever kind or nature, to us. In exchange, on March 8, 2018, we issued a warrant to Sekris to purchase up to 500,000 shares of our common stock (the “Sekris Warrant”). The warrant was immediately exercisable and has an exercise price of $4.00 per share. The expiration date of the warrant is March 8, 2023. On March 15, 2018, we entered into a LLU License Agreement directly with Loma Linda University, which amends and restates the Sekris Agreements.

Pursuant to the LLU License Agreement, we obtained the exclusive royalty-bearing worldwide license in and to all intellectual property, including patents, technical information, trade secrets, proprietary rights, technology, know-how, data, formulas, drawings, and specifications, owned or controlled by LLU and/or any of its affiliates (the “LLU Patent and Technology Rights”) and related to therapy for immune-mediated inflammatory diseases (the ADi™ technology). We refer you to the section titled “Our Business—Intellectual Property—Patent Rights” for a summary of the patents and patent applications that we licensed from LLU pursuant to the LLU License Agreement. In consideration for the LLU License Agreement, we issued 25,000 shares of common stock to LLU.

Pursuant to the LLU License Agreement, we are required to pay an annual license fee to LLU. Also,. We agreed to pay LLU $455,000 in July 2020 in payment of outstanding milestone payments and license fees. We are also required to pay to LLU milestone payments in connection with certain development milestones. Specifically, we are required to make the following milestone payments: $175,000 on March 31, 2022; $100,000 on March 31, 2024; $500,000 on March 31, 2026; and $500,000 on March 31, 2027. Additionally, as consideration for prior expenses incurred by LLU to prosecute, maintain and defend the LLU Patent and Technology Rights, we are obligated to make the following payments to LLU:, $70,000 due at the end of December 2018, and a final payment of $60,000 due at the end of March 2019. We are required to defend the LLU Patent and Technology Rights during the term of the LLU License Agreement. Additionally, we will owe royalty payments of (i) 1.5% of Net Product Sales and Net Service Sales on any Licensed Products (defined as any finished pharmaceutical products which utilizes the LLU Patent and Technology Rights in its development, manufacture or supply), and (ii) 0.75% of Net Product Sales and Net Service Sales for Licensed Products and Licensed Services not covered by a valid patent claim for technology rights and know-how for a three (3) year period beyond the expiration of all valid patent claims. We also are required to produce a written progress report to LLU, discussing our development and commercialization efforts, within 45 days following the end of each year. All intellectual property rights in and to LLU Patent and Technology Rights shall remain with LLU (other than improvements developed by or on our behalf).

The LLU License Agreement shall terminate on the last day that a patent granted in to us by LLU is valid and enforceable or the day that the last patent application licensed to us is abandoned. The LLU License Agreement may be terminated by mutual agreement or by us upon 90 days written notice to LLU. LLU may terminate the LLU License Agreement in the event of (i) non-payments or late payments of royalty, milestone and license maintenance fees not cured within 90 days after delivery of written notice by LLU, (ii) a breach of any non-payment provision (including the provision that requires us to meet certain deadlines for milestone events (each, a “Milestone Deadline”)) not cured within 90 days after delivery of written notice by LLU and (iii) LLU delivers notice to us of three or more actual breaches of the LLU License Agreement by us in any 12-month period. Additional Milestone Deadlines include: (i) the requirement to have regulatory approval of an IND application to initiate a first-in-human clinical trials on or before March 31, 2020, (ii) the completion of first-in-human (phase I/II) clinical trials by March 31, 2022, (iii) the completion of Phase III clinical trials by March 31, 2024 and (iv) biologic licensing approval by the FDA by March 31, 2025.

License Agreement with Leland Stanford Junior University (“Stanford”)

On February 3, 2020, we entered into an exclusive license agreement (the “February 2020 License Agreement”) with Stanford with regard to a patent concerning a method for detection and measurement of specific cellular responses. Pursuant to the February 2020 License Agreement, we received an exclusive worldwide license to Stanford’s patent with regard to use, import, offer, and sale of Licensed Products (as defined in the agreement). The license to the patented technology is exclusive, including the right to sublicense, beginning on the effective date of the agreement and ending when the patent expires. Under the exclusivity agreement, we acknowledged that Stanford had already granted a non-exclusive license in the Nonexclusive Field of Use, under the Licensed Patents in the Licensed Field of Use in the Licensed Territory (as those terms are defined in the February 2020 License Agreement”). However, Stanford agreed to not grant further licenses under the Licensed Patents in the Licensed Field of Use in the Licensed Territory.

We were obligated to pay a fee of $25,000 to Stanford within 60 days of February 3, 2020. We also issued 18,750 shares of the Company’s common stock to Stanford. An annual licensing maintenance fee is payable by us on the first anniversary of the February 2020 License Agreement in the amount of $40,000 for 2021 through 2024 and $60,000 in starting in 2025 until the license expires upon the expiration of the patent. The Company will pay milestone fees of $50,000 on the first commercial sales of a licensed product and $25,000 at the beginning of any clinical study for regulatory clearance of an in vitro diagnostic product developed and a potential licensed product. We are also required to: (i) provide a listing of the management team or a schedule for the recruitment of key management positions by March 31, 2020 (which has been completed), (ii) provide a business plan covering projected product development, markets and sales forecasts, manufacturing and operations, and financial forecasts until at least $10,000,000 in revenue by June 30, 2020, (iii) conduct validation studies by September 30, 2020, (iv) hold a pre-submission meeting with the FDA by September 30, 2020, (v) submit a 510(k) application to the FDA by December 31, 2020, (vi) obtain FDA approval by December 31, 2021, (vii) complete a prototype assay kit by December 31, 2021 and (viii) have a written agreement with Stanford on further development and commercialization milestones for specific fields of use by December 31, 2021.

In addition to the annual license maintenance fees outlined above, we will pay Stanford royalties on Net Sales (as such term is defined in the February 2020 License Agreement) during the of the term of the agreement as follows: 4% when Net Sales are below or equal to $5 million annually or 6% when Net Sales are above $5 million annually. The February 2020 License Agreement may be terminated upon our election on at least 30 days advance notice to Stanford, or by Stanford if we: (i) are delinquent on any report or payment; (ii) are not diligently developing and commercializing Licensed Product; (iii) miss certain performance milestones; (iv) are in breach of any provision of the February 2020 License Agreement; or (v) provide any false report to Stanford. Should any events in the preceding sentence occur, we have a thirty (30) day cure period to remedy such violation.

Going Concern

The Company was incorporated on September 28, 2017 and has not generated revenues to date. During the six months ended June 30, 2020 the Company had a net loss of $1,723,680 and will require significant additional capital in order to operate in the normal course of business and fund clinical studies in the long-term. As a result of the IPO, the Company received net proceeds of approximately $9.5 million subsequent to the period presented. The Company believes that the funds raised by the IPO will be sufficient to fund the Company’s operation for at least the next 12 months. As a result, these conditions have alleviated the doubt regarding our ability to continue as a going concern beyond one year.

Financial Results

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Our financial statements as of June 30, 2020, show a net loss of $1,723,680. We expect to incur additional net expenses over the next several years as we continue to maintain and expand our existing operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

 On July 2, 2020, the Company completed its initial public offering (“IPO”). In connection therewith, the Company issued 1,226,668 Units, excluding the underwriters’ overallotment, at an offering price of $9.00 per Unit, resulting in gross proceeds of approximately $11.0 million. The Units issued in the IPO consisted of one share of common stock, one Series A warrant, and one Series B warrant. The Series A warrants have an exercise price of $9.00 and a term of 5 years. The Series B warrants have exercise price of $11.25 and a term of 5 years. Substantially all of the Series B warrants issued in the IPO as part of the Units have been exercised pursuant to a cashless provision therein.

Results of Operations

Results of operations for the three months ended June 30, 2020

During the three months ended June 30, 2020, we incurred a loss from operations of $398,479. This is due to general and administrative expenses of $352,338, which includes $160,329 in stock-based compensation, research and development of $28,294, and sales and marketing expenses of $2,848. The $28,294 in research and development is comprised of $625 in licensing fees, $13,500 in product development, and $14,169 in other research and development expense.

During the three months ended June 30, 2019, we incurred a loss from operations of $2,555,525. This is due to general and administrative expenses of $2,511,438, which includes $2,098,759 in stock-based compensation, research and development of $43,978, and sales and marketing expenses of $109. The $43,978 in research and development is comprised of $15,181 in licensing fees, $13,500 in product development and $15,297 in other research and development expense.

Results of operations for the six months ended June 30, 2020

During the six months ended June 30, 2020, we incurred a loss from operations of $1,455,277. This is due to general and administrative expenses of $1,208,765, which includes $689,766 in stock-based compensation, research and development of $228,665, and sales and marketing expenses of $2,848. The $228,665 in research and development is comprised of $126,670 in licensing fees, $27,000 in product development, and $74,995 in other research and development expense.

During the six months ended June 30, 2019, we incurred a loss from operations of $3,800,214. This is due to general and administrative expenses of $3,711,221, which includes $2,822,367 in stock-based compensation, research and development of $88,846, and sales and marketing expenses of $147. The $88,846 in research and development is comprised of $15,181 in licensing fees, $27,000 in product development and $46,665 in other research and development expense.

Liquidity

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2020, we had an accumulated deficit of approximately $13.5 million. The Company had a working capital deficit of $4,254,802 as of June 30, 2020.

Our financial statements have been prepared assuming that we will continue as a going concern.

The Company has funded its operations from proceeds from the sale of equity and debt securities. On July 2, 2020, the Company completed its IPO and raised approximately $9.5 million in net proceeds. The Company believed that these funds will be sufficient to fund the Company’s operations for the foreseeable future. The Company may need to raise additional funding through strategic relationships, public or private equity or debt financings, grants or other arrangements to develop and seek regulatory approvals for the Company’s existing and new product candidates. If such funding is not available or not available on terms acceptable to the Company, the Company’s current development plan and plans for expansion of its general and administrative infrastructure may be curtailed.

We may need to raise significant additional capital to continue to fund our operations and the clinical trials. We may seek to sell common stock, preferred stock or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our clinical development program. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us to, among other things, delay, scale back or eliminate expenses including some or all of our planned development, including our clinical trials. While the Company may need to raise funds in the future, the Company believed its current cash reserves should be sufficient to fund the Company’s operation for the foreseeable future. Because of these factors, the Company believes that this alleviates the issues about the Company’s ability to continue as a going concern.

Critical Accounting Polices and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Plan of Operations—Critical Accounting Policies” in the Company’s Prospectus, dated June 29, 2020, filed with the SEC pursuant to Rule 424(b), the following involve the most judgment and complexity:

●	Research and development
●	Stock-based compensation expense
●	Fair value of common stock

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

JOBS Act

On April 5, 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We have chosen to take advantage of the extended transition periods available to emerging growth companies under the JOBS Act for complying with new or revised accounting standards until those standards would otherwise apply to private companies provided under the JOBS Act.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of this offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

Recently Issued and Adopted Accounting Pronouncements

See Note 3 - Summary of Significant Accounting Policies to the accompanying financial statements for a description of other accounting policies and recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 229.10(f)(1).

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed, and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

The Company, Amro Albanna, our President and Chief Executive Officer, and Dr. Shahrokh Shabahang, our Chief Innovation Officer, have been named as cross-defendants in a counterclaim filed by Christopher Sechrist in an action entitled Shahrokh Shabahang v. Christopher Sechrist, San Bernardino County Superior Court Case No. CIVDS1831323. In a cross-complaint, Mr. Sechrist contends that he was a partner in a dental practice with Dr. Shabahang, and that disputes arose as between those partners. Neither the Company nor Mr. Albanna were partners in, or otherwise have an interest in, the dental practice. Notwithstanding, and seemingly based solely on the fact that Dr. Shabahang became the Chief Innovation Officer for the Company, Mr. Sechrist has brought claims against the Company and Mr. Albanna. Both the Company and Mr. Albanna believe that the Counterclaims filed by Mr. Sechrist have no factual or legal merit, and they intend to vigorously defend themselves in the action and to seek a dismissal of the case as against them as soon as possible. On May 26, 2020, Mr. Sechrist filed a request for dismissal as to the Company and Mr. Albanna with the Superior Court of California, County of San Bernardino, San Bernardino District. The clerk of the court entered the dismissal with prejudice on May 26, 2020.

Our CEO, Amro Albanna, is a party to litigation matters unrelated to the Company or any of its properties. Such litigations relate to Innovation Economy Corporation (IEC), a company in which Mr. Albanna served as the CEO and a Director from 2010 until 2017, and its wholly-owned subsidiaries (Innovation Economy Corporation d/b/a ieCrowd). The first litigation (ieCrowd v. Kim, et. al, Superior Court, Riverside County) was originally commenced by IEC and its subsidiary after Mr. Albanna was no longer affiliated with IEC, against certain third-party defendants based upon claims related to their misconduct and mismanagement. Such defendants subsequently brought a countersuit against IEC and its subsidiary, in which they named Mr. Albanna and others as defendants, alleging that they were misled to invest in IEC and its subsidiary based upon misrepresentations by, among others, Mr. Albanna. The cases have now been consolidated. Mr. Albanna believes that the counteraction commenced by the third parties against him is without merit and intends to defend himself. The second matter (Calabria v. ieCrowd) was commenced by Calabria Ventures more than 2 years after Mr. Albanna was no longer affiliated with IEC, related to uncollected rent. Mr. Albanna believes that the action commenced against him is without merit and intends to defend himself. IEC (either directly or through its Director and officer insurance policy) has covered all related legal costs to date.

Item 1A. Risk Factors

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our Prospectus, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our Prospectus, except as noted below.

Unfavorable global economic, business, or political conditions could adversely affect our business and financial condition.

Our business could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, including the impact of health and safety concerns, such as those relating to the current COVID-19 novel coronavirus (“COVID-19”) pandemic. The recent global financial crisis in connection with the COVID-19 pandemic has caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

During the three months ended June 30, 2020, 30,975 warrants were exercised for 30,975 shares of common stock. The company recognized proceeds of $185,850 related to the exercise.

During the three months ended June 30, 2020, the Company issued 17,500 shares of common stock to two consultants for services.

(b)	Use of IPO Proceeds

On July 2, 2020, the Company completed its initial public offering (“IPO”). In connection therewith, the Company issued 1,226,668 Units (the “Units”), excluding the underwriters’ option to cover overallotments, at an offering price of $9.00 per Unit, resulting in gross proceeds of approximately $11.0 million. The Units issued in the IPO consisted of one share of common stock, one Series A warrant, and one Series B warrant. The Series A warrants have an exercise price of $9.00 and a term of 5 years. The Series B warrants have exercise price of $11.25 and a term of 5 years. Substantially all of the Series B warrants issued in the IPO have been exercised pursuant to a cashless provision therein.

We received net proceeds of $5.8 million, after deducting underwriting discounts and commissions and offering expenses borne by us. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy. Dawson James Securities, Inc. acted as lead book-running manager of the offering and as representative of the underwriters for the offering.

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus related to the offering, dated June 29, 2020 as filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-235933	3.1	June 25, 2020

3.2	Certificate of Amendment, dated June 29, 2020					X

3.3	Amended and Restated Bylaws of the Registrant	S-1	333-235933	3.3	June 25, 2020

10.1	Amendment Agreement, dated July 1, 2020, by and between the Company and Loma Linda University					X

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Indicates a management contract or compensatory plan or arrangement.

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aditx Therapeutics, Inc.

Date: August 13, 2020	By:	/s/ Amro Albanna
Amro Albanna
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2020	By:	/s/ Corinne Pankovcin
Corinne Pankovcin
Chief Financial Officer (Principal Financial and Accounting Officer)