Form 10-Q
period 2020-09-30
ADiTx Therapeutics, Inc.
filed 2020-11-13
CIK 1726711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 001-39336

Aditx Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-3204328
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2569 Wyandotte, St., Suite 101 Mountain View, CA	94043
(Address of principal executive offices)	(Zip Code)

(909) 488-0844

(Registrant’s telephone number, including area code)

11161 Anderson Street

Suite 105-10014

Loma Linda, CA 92354

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

As of November 11, 2020, the registrant had 12,380,495 and 12,279,692 shares of common stock, $0.001 par value per share, issued and outstanding, respectively.

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	Our plans to initiate clinical trials for our product candidates;

●	Our plans to research, develop and commercialize our product candidates

●	Our ability to comply with the provisions of our license agreements with Loma Linda University and Leland Stanford Junior University;

●	The results of clinical testing and trial activities of our product candidates;

●	Our ability to obtain regulatory approval and market acceptance of, and reimbursement for our products;

●	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand;

●	Our ability to compete and succeed in a highly competitive and evolving industry;

●	Our lack of operating history on which to judge our business prospects and management;

●	Our ability to raise capital and the availability of future financing;

●	Our ability to manage our research, development, expansion, growth and operating expenses;

●	Our reliance on third parties to conduct our research, preclinical studies and expected clinical trials; and

●	the impacts of COVID-19, or other future pandemics on our business;

●	the impact of government laws and regulation.

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

-ii-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ADITX THERAPEUTICS, INC.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash	$13,715,534	$4,090
Prepaid expenses	238,308	-
ROU asset - short term	324,289	-
TOTAL CURRENT ASSETS	14,278,131	4,090

Fixed Assets	157,738	-
Deferred offering costs	-	119,442
ROU asset - long term	870,311	-
Deposits	61,586	-
TOTAL ASSETS	$15,367,766	$123,532

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$422,601	$1,847,458
Accrued compensation to related parties	3,668	962,651
Notes payable - related party	-	10,000
Notes payable, net of discount	-	155,600
Deferred rent	2,615	-
Lease liability - short term	326,904	-
TOTAL CURRENT LIABILITIES	755,788	2,975,709

Lease liability - long term	865,081	-

TOTAL LIABILITIES	1,620,869	2,975,709

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 3,000,000 shares authorized, zero shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 27,000,000 shares authorized, 11,823,545 and 3,915,900 shares issued and 11,722,742 and 3,821,087 shares outstanding, respectively	11,827	3,916
Treasury stock, 100,803 and 94,813 shares, respectively	(201,605)	(189,625)
Additional paid-in capital	30,134,728	9,063,483
Accumulated deficit	(16,198,053)	(11,729,951)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	13,746,897	(2,852,177)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$15,367,766	$123,532

See accompanying notes to the financial statements.

ADITX THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
OPERATING EXPENSES
General and administrative expenses, $874,363, $720,649, $1,564,129, and $3,543,016, in stock-based compensation	$2,453,725	$1,060,346	$3,677,490	$4,771,567
Research and development, includes $0, $0, $0, and $0 in stock-based compensation	285,813	19,603	514,478	108,449
Sales and marketing $0, $0, $0, and $0 in stock-based compensation	5,000	-	7,848	147
Total Operating Expenses	2,744,538	1,079,949	4,199,816	4,880,163

NET LOSS FROM OPERATIONS	(2,744,538)	(1,079,949)	(4,199,816)	(4,880,163)

OTHER INCOME (EXPENSE)
Interest expense	-	(454)	(902)	(1,481)
Interest income	116	-	116	-
Gain on forgiveness of debt	-	-	32,500	45,000
Amortization of debt discount	-	-	(300,000)	-
Total Other Income (Expense)	116	(454)	(268,286)	43,519
Net loss before income taxes	(2,744,422)	(1,080,403)	(4,468,102)	(4,836,644)
Income tax provision	-	-	-	-

NET LOSS	$(2,744,422)	$(1,080,403)	$(4,468,102)	$(4,836,644)

Net loss per share - basic and diluted	$(0.37)	$(0.28)	$(0.88)	$(1.26)

Weighted average number of shares outstanding during the period - basic and diluted	7,439,225	3,866,751	5,091,854	3,836,659

See accompanying notes to the financial statements.

ADITX THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Common Shares	Par	Preferred Shares	Preferred Shares Par	Treasury Shares	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance December 31, 2019	3,821,087	$3,916	-	$-	$(189,625)	$9,063,483	$(11,729,951)	$(2,852,177)
Issuance of shares for services	104,750	105	-	-	-	418,895	-	419,000
Stock option and warrant compensation	-	-	-	-	-	110,437	-	110,437
Treasury stock	(5,990)	-	-	-	(11,980)	-	-	(11,980)
Net loss	-	-	-	-	-	-	(1,189,363)	(1,189,363)
Balance March 31, 2020 (unaudited)	3,919,847	$4,021	-	$-	$(201,605)	$9,592,815	$(12,919,314)	$(3,524,083)

Exercise of warrants	30,975	31	-	-	-	185,819	-	185,850
Stock option and warrant compensation	-	-	-	-	-	77,138	-	77,138
Issuance of shares for services	17,500	18	-	-	-	83,174	-	83,192
Adjustment to Common Shares due to reverse stock split	(10)	(1)	-	-	-	-	-	(1)
Net loss	-	-	-	-	-	-	(534,317)	(534,317)
Balance June 30, 2020 (unaudited)	3,968,312	$4,069	-	$-	$(201,605)	$9,938,946	$(13,453,631)	$(3,712,221)

Exercise of warrants	3,709,778	3,712	-	-	-	20,982	-	24,694
Stock option and warrant compensation	-	-	-	-	-	63,621	-	63,621
Issuance of shares for services	208,666	209	-	-	-	810,533	-	810,742
Issuance of shares for the settlement of accrued compensation and accounts payable	146,818	147	-	-	-	1,221,878	-	1,222,025
Issuance of shares and warrants for IPO, net of offering costs	1,226,668	1,227	-	-	-	9,429,455	-	9,430,682
Issuance of shares and warrants for offering, net of offering costs	1,150,000	1,150	1,250,000	1,250	-	8,524,376	-	8,526,776
Issuance of shares for the conversion of debt	62,500	63	-	-	-	124,937	-	125,000
Exercise conversion of preferred shares	1,250,000	1,250	(1,250,000)	(1,250)	-	-	-	-
Net loss	-	-	-	-	-	-	(2,744,422)	(2,744,422)
Balance September 30, 2020 (unaudited)	11,722,742	11,827	-	$-	(201,605)	30,134,728	(16,198,053)	13,746,897

	Common Shares	Par	Preferred Shares	Preferred Shares Par	Treasury Shares	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance December 31, 2018	3,763,925	$3,764	-	$-	$-	$4,361,725	$(5,902,223)	$(1,536,734)
Issuance of shares for cash, net of offering costs	60,250	60	-	-	-	198,594	-	198,654
Issuance of shares for services and licenses	13,000	13	-	-	-	51,987	-	52,000
Stock option and warrant compensation	-	-	-	-	-	671,608	-	671,608
Net loss	-	-	-	-	-	-	(1,200,268)	(1,200,268)
Balance March 31, 2019 (unaudited)	3,837,175	$3,837	-	$-	$-	$5,283,914	$(7,102,491)	$(1,814,740)

Issuance of shares for cash, net of offering costs	11,250	11	-	-	-	36,799	-	36,810
Issuance of shares for services and licenses	7,500	8	-	-	-	29,992	-	30,000
Stock option and warrant compensation	-	-	-	-	-	2,068,759	-	2,068,759
Treasury stock	(45,356)	-	-	-	(90,712)	-	-	(90,712)
Net loss	-	-	-	-	-	-	(2,555,973)	(2,555,973)
Balance June 30, 2019 (unaudited)	3,810,569	$3,856	-	$-	$(90,712)	$7,419,464	$(9,658,464)	$(2,325,856)

Issuance of shares for cash, net of offering costs	34,975	35	-	-	-	134,678	-	134,713
Stock option and warrant compensation	-	-	-	-	-	720,649	-	720,649
Treasury stock	(55,447)	-	-	-	(110,893)	-	-	(110,893)
Net loss	-	-	-	-	-	-	(1,080,403)	(1,080,403)
Balance September 30, 2019 (unaudited)	$3,790,097	$3,891	-	$-	$(201,605)	$8,274,791	$(10,738,867)	$(2,661,790)

See accompanying notes to the financial statements.

ADITX THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,468,102)	$(4,836,644)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	1,564,129	3,543,016
Depreciation expense	2,796	-
Amortization of debt discount	300,000	-
Changes in operating assets and liabilities:
Security deposit	(61,586)	-
Prepaid expenses	(238,308)	-
Accounts payable and accrued expenses	(1,302,192)	477,185
Accrued compensation to related parties	128,396	401,036
Net cash used in operating activities	(4,074,867)	(415,407)

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed Assets	(160,534)	-
Net Cash Used In Investing Activities	(160,534)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	-	10,000
Proceeds from notes payable	375,000	-
Repayments of notes payable - related party	-	(42,502)
Repayments of notes payable	(715,600)	(5,000)
Common stock issued for cash, net of offering costs	18,500,039	370,177
Deferred offering costs	(423,139)	-
Exercise of warrants	210,546	-
Net cash provided by financing activities	17,946,845	332,675

NET INCREASE (DECREASE) IN CASH	13,711,444	(82,732)

CASH AT BEGINNING OF PERIOD	4,090	115,709

CASH AT END OF PERIOD	$13,715,534	$32,977

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$5,842	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liabilities assumed for common stock	$11,980	$189,625
Issuance of shares for the conversion of notes payable	$125,000	$-
Issuance of units for the settlement of accrued compensation and accounts payable	$1,222,025	$-
Original offering discount on notes payable	$300,000	$-
Lease liability recognized from right of use asset	$1,191,985	$-

See accompanying notes to the financial statements.

ADITX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Company Background

Overview

Aditx Therapeutics, Inc. (“Aditxt” or the “Company”) was incorporated in the State of Delaware on September 28, 2017 and our headquarters are located in Mountain View, CA. The Company is a life sciences company with a mission of prolonging life and enhancing its quality by improving the health of the immune system.

We are developing biotechnologies specifically focused on improving the health of the immune system through immune reprogramming and monitoring. Our immune reprogramming technologies are currently at the pre-clinical stage and are designed to retrain the immune system to induce tolerance with an objective of addressing rejection of transplanted organs, autoimmune diseases, and allergies. Our immune monitoring technologies are designed to provide a personalized comprehensive profile of the immune system and we plan to utilize them in our upcoming reprogramming clinical trials to monitor subjects’ immune response before, during and after drug administration.

Offerings

On July 2, 2020, the Company completed its initial public offering (“IPO”). In connection therewith, the Company issued 1,226,668 Units (the “Units”), excluding the underwriters’ option to cover overallotments, at an offering price of $9.00 per Unit, resulting in gross proceeds of approximately $11.0 million. The Units issued in the IPO consisted of one share of common stock, one Series A warrant, and one Series B warrant. The Series A warrants originally had an exercise price of $9.00 and a term of 5 years. In addition, the Company issued a Unit Purchase Option at an exercise price of $11.25 per unit to the underwriters to purchase up to 67,466 units, with each unit consisting of (i) one share of common stock and (ii) one Series A Warrant. On August 19, 2020 the Company modified the exercise price of the Series A Warrants from $9.00 per share to $4.50 per share. The term of the Series A Warrants was not modified. The Series B warrants have an exercise price of $11.25 per share, a term of 5 years and contain a cashless exercise option upon certain criteria being met. As of September 30, 2020, substantially all of the Series B warrants issued in the IPO have been exercised pursuant to a cashless provision therein.

On September 10, 2020, the Company completed a follow-on public offering (“September 2020 Offering”). In connection therewith, the Company issued 2,400,000 Units (the “Follow-On Units”), excluding the underwriters’ option to cover overallotments, at an offering price of $4.00 per Follow-On Unit, resulting in gross proceeds to the Company of approximately $9.6 million. The Follow-On Units issued in the September 2020 Offering consisted of one share of common stock (or Series A Preferred Stock for investors who would own more than 4.99% of the Company if they invested in common stock), one Series A-1 warrant, and one Series B-1 warrant. The Series A-1 warrants have an exercise price of $3.19 per share and a term of 5 years. The Series B-1 warrants have exercise price of $5.00 per share, a term of 5 years and contain a cashless exercise option upon certain criteria being met. In addition, the Company issued a warrant to the underwriters to purchase up to 60,000 shares of common stock at an exercise price of $5.00 per share. Subsequent to quarter end, substantially all of the Series B-1 warrants issued in the September 2020 Offering have been exercised pursuant to a cashless provision therein.

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

NOTE 2 – GOING CONCERN ANALYSIS

Management Plans

The Company was incorporated on September 28, 2017 and has not generated revenues to date. During the nine months ended September 30, 2020, the Company had a net loss of $4,468,102 and cash of $13,715,534. The Company will be conducting medical research and development, and the time at which the Company will begin generating revenue is unknown. The Company believes, however, that the funds raised by the IPO and the September 2020 Offering will be sufficient to fund the Company’s operation for at least the next 12 months. Because of these factors, the Company believes that this alleviates issues in connection with the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

The financial statements included in this report do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein. While we believe in the viability of our strategy to generate sufficient revenue, control costs and raise additional funds when necessary, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the ability to complete clinical studies and implement the business plan, generate sufficient revenues and to control operating expenses.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended September 30, 2020 and 2019. Although management believes that the disclosures in these unaudited financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been or omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2019, which contain the audited financial statements and notes thereto, included in the Company’s Prospectus, dated September 1, 2020, filed with the SEC pursuant to Rule 424(b). The interim results for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ended December 31, 2020 or for any future interim periods.

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

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, liquid investments. As of September 30, 2020 and December 31, 2019, $12,760,084 and $0 was invested in the J.P. Morgan U.S. Government Money Market Fund, respectively.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Cost includes expenditures for furniture, office equipment, laboratory equipment, and other assets. Maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. The cost of fixed assets are depreciated using the straight-line method over the estimated useful lives of the related assets. Depreciation expense was $2,796 for the three and nine months ended September 30, 2020 and zero for the three and nine months ended for September 30, 2019.

Offering Costs

The Company accounts for offering costs in accordance with ASC 340, Other Assets and Deferred Costs. Prior to the completion of an offering, offering costs were capitalized as deferred offering costs on the balance sheet. The deferred offering costs are netted against the proceeds of the offering in stockholders’ equity (deficit) or the related debt, as applicable. Costs related to unsuccessful offerings are expensed.

Leases

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases consisting of office and laboratory space with remaining lease terms of 46 months. Rent and Lease costs were $46,698 and $23,731 for the nine months ended September 30, 2020 and 2019. There was no sublease rental income for the nine months ended September 30, 2020 and 2019. Rent and Lease costs were $43,573 and $9,467 for the three months ended September 30, 2020 and 2019. There was no sublease rental income for the three months ended September 30, 2020 and 2019.

Leases with an initial term of twelve months or less are not recorded on the balance sheet. For lease agreements entered into or reassessed after the adoption of Topic 842, we combine the lease and non-lease components in determining the lease liabilities and right of use (“ROU”) assets.

Our lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on September 30, 2020 and December 31, 2019 for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Lease Costs

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Components of total lease costs:
Operating lease expense	$46,698	$-
Total lease costs	$46,698	$-

Lease Positions as of September 30, 2020

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

	September 30, 2020	December 31, 2019
Assets
Right of use asset – short term	$324,289	$-
Right of use asset – long term	870,311	-
Total assets	$1,194,600	$-

Liabilities
Operating lease liabilities – short term	$326,904	$-
Operating lease liabilities – long term	865,081	-
Total lease liability	$1,191,985	$-

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating lease	3.83
Weighted average discount rate – operating lease	8.00%

The future minimum lease payments under the leases are as follows:

2020 (remainder)	$84,536
2021	342,500
2022	352,958
2023	363,416
2024	215,551
Total future minimum lease payments	1,358,961
Less: Lease imputed interest	166,976
Total	$1,191,985

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

Patents

The Company incurs fees from patent licenses. During the nine months ended September 30, 2020 and 2019, the Company had a licensing fee for the patents of $258,635 and $18,071, respectively.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. Our research and development costs mainly consist of licensing costs. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of September 30, 2020, 1,110,000 stock options and 6,237,296 warrants were excluded from dilutive earnings per share as their effects were anti-dilutive. As of September 30, 2019, 2,205,000 stock options and 2,632,456 warrants were excluded from dilutive earnings per share as their effects were anti-dilutive.

Recent Accounting Pronouncements

In February 2016, FASB issued Accounting Standards Update (“ASU”) 2016-02: Leases (Topic 842). The new guidance generally requires an entity to recognize on its balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The new standard requires a modified retrospective transition for existing leases to each prior reporting period presented. The Company has elected to early adopt this standard. This standard will be effective for the interim period beginning July 1, 2020. The adoption of this standard is not expected to have a significant impact our financial statements   other than the presentation of right of use asset and lease liability on the balance sheet.

The FASB issues ASUs to amend the authoritative literature in ASC. There have been several ASUs to date, including those above, that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact our financial statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer (“CEO”) has provided certain periods of service without payment. As of September 30, 2020 and December 31, 2019, the CEO is owed $0 and $309,500, respectively, related to compensation. During the three months ended September 30, 2020, the Company issued 38,055 Units consisting of one share of common stock and one Series A warrant and one Series B warrant to settle $342,500 in accrued compensation.

The Company’s Chief Innovation Officer (“CIO”) has provided certain periods of service without payment. As of September 30, 2020 and December 31, 2019, the CIO is owed $0 and $377,000, respectively, related to compensation. During the three months ended September 30, 2020, the Company issued 47,222 Units consisting of one share of common stock, one Series A warrant, and one Series B warrant to settle $425,000 in accrued compensation.

Effective July 10, 2020, the Board of Directors appointed the Company’s Chief Operations Officer (“COO”). Prior to the appointment, the COO was an independent operations consultant and had provided certain periods of service without payment. As of September 30, 2020 and December 31, 2019, the COO is owed $0 and $275,000, respectively, related to compensation. During the three months ended September 30, 2020, the Company issued 35,555 Units consisting of one share of common stock, one Series A warrant, and one Series B warrant to settle $320,000 in accrued compensation.

On March 21, 2019, the Company entered into a note with a related party. The note had a principal of $10,000, a maturity date of September 21, 2019, and an interest rate of 4% per year. During the three months ended September 30, 2020, this note was paid in full.

During the nine months ended September 30, 2020, the Company assumed $11,980 of liabilities from a related party in exchange for the return of 5,990 shares of the Company’s common stock.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company is authorized to issue 3,000,000 shares of preferred stock, par value $0.001 per share.

Common Stock

The Company is authorized to issue 27,000,000 shares of common stock, par value $0.001 per share.

During the nine months ended September 30, 2020, the Company issued 330,916 shares of common stock and recognized expense of $1,312,930 in stock compensation for consulting services. The Company also issued 3,740,753 shares of commons stock for the exercise of warrants and received $210,546 for the exercise of the warrants. The Company issued 1,250,000 shares of common stock for the exercise of 1,250,000 shares of Series A Preferred Stock. The Company issued 146,818 shares of common stock for the settlement of accounts payable and issued 62,500 shares of common stock for the settlement of debt. The Company issued 1,226,668 shares of common stock related to the IPO and issued 1,150,000 shares of common stock related to the September 2020 Offering. The stock compensation for the period was valued based on prior private placements or based on management’s estimates of value immediately prior to the IPO and the value of the shares based on public information post IPO.

During nine months ended September 30, 2019, the Company issued 20,500 shares of common stock for services and recognized expense of $82,000 in stock compensation, issued 106,475 shares of common stock for $370,177 in cash, net of offering costs, and received 100,803 shares of the Company’s common stock in exchange for the assumption of $201,605 in liabilities. Shares issued for compensation were valued based on the price which common shares were being sold in the above private placements.

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

During the nine months ended September 30, 2020, the Company granted 7,500 stock options with an exercise price of $11.00 per share vesting on issuance. The total grant date fair value was determined to be $27,799.

During the nine months ended September 30, 2019, the Company granted 700,000 stock options with exercise prices of $4.00 per share vesting on issuance. The total grant date fair value was determined to be $2,495,556. For all periods presented, the fair value of each stock option granted was estimated using the Black-Scholes assumption ranges and or factors as follows:

Exercise price	$ 4.00-11.00
Expected dividend yield	0%
Risk free interest rate	0.39%-2.65%
Expected life in years	2.54-7.27
Expected volatility	141-146%

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

The following is an analysis of the stock option grant activity under the Plan:

		Weighted Average	Weighted Average
Stock Options	Number	Exercise Price	Remaining Life
Outstanding December 31, 2019	1,102,500	$4.00	7.77
Granted	7,500	11.00	4.47
Expired or forfeited	-	-	-
Outstanding September 30, 2020 (unaudited)	1,110,000	$4.05	7.00

Nonvested Options	Shares	Weighted- Average Exercise Price
Nonvested at December 31, 2019	-	$-
Granted	7,500	11.00
Vested	(7,500)	11.00
Expired or forfeited	-	-
Nonvested at September 30, 2020 (unaudited)	-	$-

The Company recognized compensation expense related to options issued and vesting of $27,799 during the nine months ended September 30, 2020, which is included in general and administrative expenses in the accompanying statements of operations. There is no additional expense to be recognized on previously granted options as of September 30, 2020. The Company recognized compensation expense related to options issued and vesting of $2,513,826 during the period ended September 30, 2019, which is included in general and administrative expenses in the accompanying statements of operations.

Warrants

A summary of warrant issuances are as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Warrants
Outstanding December 31, 2019	1,382,478	4.44	2.84
Granted	8,786,381	6.30	5.00
Expired or forfeited	(190,810)	8.12	-
Exercised	(3,740,753)	7.53	-
Outstanding September 30, 2020 (unaudited)	6,237,296	$5.10	4.30

Nonvested Warrants	Shares	Weighted- Average Exercise Price
Nonvested at December 31, 2019	200,000	4.00
Granted	65,000	6.30
Vested	-	-
Expired or forfeited	(65,000)	4.00
Nonvested at September 30, 2020 (unaudited)	200,000	$4.30

The warrants granted for compensation are valued using similar inputs as noted in the stock options section above, with the exception of the expected life which is the contractual life.

The Company recognized compensation expense related to warrants issued and vesting of $223,398 and $947,190 during the nine months ended September 30, 2020 and 2019, which is included in general and administrative in the accompanying Statements of Operations. The remaining value to be expensed is $148,472 with a weighted average vesting term of 0.52 years as of September 30, 2020.

During the nine months ended September 30, 2020, 3,740,753 warrants were exercised for 3,740,753 shares of common stock. The Company recognized proceeds of $210,546 related to the exercises.

During the three months ended September 30, 2020, the Company issued 60,000 warrants to the underwriters related to the September 2020 Offering. These warrants have an exercise price of $5.00, a term of five years, and become exercisable beginning on March 1, 2021. The value of these warrants were both an increase and decrease to additional paid in capital as a cost of the offering for net a zero impact on the financial statements.

NOTE 6 – AGREEMENTS

On July 1, 2020, the Company entered into an amendment to patent and technology licensing agreement with Loma Linda University (“LLU”), dated March 15, 2018. Pursuant to the amendment, the Company paid LLU $455,000 within four days of the signing of such amendment. The amendment also updated the milestone payment dates to be $175,000 on March 31, 2022; $100,000 on March 31, 2024; $500,000 on March 31, 2026; and $500,000 on March 31, 2027.

During the three months ended September 30, 2020, the Company entered in to three consulting agreements that required the Company to issue a total of 62,000 shares of the Company’s common stock to the consultants.

NOTE 7 – NOTES PAYABLE

On April 12, 2018, the Company issued an unsecured promissory note for $35,000 that accrued interest of 4% annually. The note was due on the earlier of November 12, 2018 or in the event of default, as defined in the agreement. During the three months ended September 30, 2020, this note was paid in full.

On July 10, 2018, the Company entered into a bridge loan with a principal of $15,600. The note was due on the earlier of October 8, 2018 or in the event of default, as defined in the agreement. During the three months ended September 30, 2020, this note was paid in full.

On July 18, 2018, the Company entered into a bridge loan with a principal of $130,000. The note was due on the earlier of October 16, 2018 or in the event of default, as defined in the agreement. During the three months ended September 30, 2020, this note was paid in full.

On November 1, 2019, the Company entered into a bridge loan with a principal of $50,000. This loan did not accrue any interest. The note was due on the earlier of April 28, 2020 or in the event of default, as defined in the agreement. The note was convertible into the same class of securities as those sold in the public offering with a conversion price of $2.00 per share. During the three months ended September 30, 2020, the note was converted into securities of the Company in full.

On January 10, 2020, the Company entered into a bridge loan with a principal amount of $75,000. This Note carried an original issue discount of $40,000. This loan did not accrue any interest. The note was due on the earlier of July 8, 2020 or in the event of default, as defined in the agreement, as amended. The note was convertible into the same class of securities as those sold in the public offering with a conversion price of $2.00 per share. During the three months ended September 30, 2020, the note was converted into securities of the Company in full.

During the first quarter of 2020, the Company entered into six bridge loans with a total principal amount of $600,000. These notes carried a total original issue discount of $300,000. The notes were due on the earlier of April 19, 2020 or ten days after the close of the Company’s IPO. During the three months ended September 30, 2020, these notes were paid in full.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Form 10-Q and has determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the consolidated financial statements except for the following:

During October 2020, the Company entered into a 24 month financing agreement for lab equipment. The aggregate cost of this financing agreement will be $467,691.

During November 2020, the Company entered into a 24 month financing agreement for lab equipment. The aggregate cost of this financing agreement will be $215,192.

On October 6, 2020, the Board of Directors approved the issuance of an aggregate of 40,000 stock options as compensation for the non-employee members of the Board of Directors under the Company’s 2017 Equity Incentive Plan. The options are subject to certain vesting provisions.

On November 2, 2020 the Compensation Committee approved the issuance of an aggregate of 883,000 stock options to employees and service providers under the 2017 Equity Incentive Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the year ended December 31, 2019 included in the final prospectus filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424(b) of the Securities Act, dated September 1, 2020, which we refer to as the Prospectus, of Aditx Therapeutics, Inc. (the “Company,” “Aditxt”, “we,” or “our”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the section entitled “Risk Factors” in Part II, Item 1A.

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

Immune Monitoring

We believe that understanding the status of an individual’s immune system is key to developing and administering immunotherapies such as ADi™. We have secured an exclusive worldwide license for commercializing a technology platform named AditxtScore™, which provides a personalized comprehensive profile of the immune system. It is intended to be informative for individual immune responses to viruses, bacterial antigens, peptides, drugs, bone marrow and solid organ transplants, and cancer. It has broad applicability to many other agents of clinical interest impacting the immune system, including those not yet identified such as future infectious agents.

AditxtScore™ is being designed to allow individuals to understand, manage and monitor their immune profiles in order to be informed about attacks on or by their immune system. We believe AditxtScore™ can also assist the medical community in anticipating possible immune responses and reactions to viruses, bacteria, allergens and transplanted organs. It can be useful in anticipating attacks on the body by having the ability to determine its potential response and for developing a plan to deal with an undesirable reaction by the immune system. Its advantages include the ability to provide a simple, rapid, accurate, high throughput, single platform assay that can be multiplexed to determine the immune status with respect to several factors simultaneously, in 3-16 hours, as well as detect antigen and antibody in a single test (i.e. infectious, recovered, immune). In addition, it can determine and differentiate between various types of cellular and humoral immune responses (T and B cells). It also provides for simultaneous monitoring of cell activation and levels of cytokine release (i.e., cytokine storms).

We plan to utilize AditxtScore™ in our upcoming clinical trials to monitor subjects’ immune response before, during and after ADi™ drug administration. We are also evaluating plans to obtain FDA approval for AditxtScore™’s use as a clinical assay and seeking to secure manufacturing, marketing and distribution partnerships for application in the Infectious Diseases market, by end of 2020. To obtain FDA approval to use AditxtScore™ as a clinical assay, we plan to conduct validation studies comparing AditxtScore™ to other immunological tests to demonstrate reproducibility of data and to demonstrate the sensitivity of the assays for use in different indications (e.g., detection of antigens present in infectious agents or antibodies against infectious agents). We believe that these data will show AditxtScore™’s ability to multiplex in two ways using a single assay: (i) evaluating the immune response to multiple antigens (from different infectious agents) and (ii) measuring quantities of multiple cytokines. Furthermore, we believe that the additional validation studies will demonstrate AditxtScore™’s ability to measure the presence of several antibody isotypes against several antigens in a single reaction. Our plan is to submit a 510(K) application to the FDA after successful completion of these studies. We have engaged consultants for our communications and submissions to the FDA. Beyond 2020, we plan to develop AditxtScore™for applications in additional markets such as Organ Rejection, Allergies, Drug/Vaccine Response, and Disease Susceptibility.

License Agreement with Loma Linda University

On March 8, 2018, we entered into an Assignment Agreement (the “Assignment Agreement”) with Sekris Biomedical, Inc. (“Sekris”). Sekris was a party to a License Agreement with Loma Linda University (“LLU”), entered into and made effective on May 25, 2011, and amended on June 24, 2011, July 16, 2012 and December 27, 2012 (the “Original Agreement,” and together with the Assignment Agreement, the “Sekris Agreements”). Pursuant to the Assignment Agreement, Sekris transferred and assigned all of its rights and obligations in and to and liabilities under the Original Agreement, of whatever kind or nature, to us. In exchange, on March 8, 2018, we issued a warrant to Sekris to purchase up to 500,000 shares of our common stock (the “Sekris Warrant”). The warrant was immediately exercisable and has an exercise price of $4.00 per share. The expiration date of the warrant is March 8, 2023. On March 15, 2018, as amended on July 1, 2020, we entered into a LLU License Agreement directly with Loma Linda University, which amends and restates the Sekris Agreements.

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

Pursuant to the LLU License Agreement, we are required to pay an annual license fee to LLU. Also, we agreed to pay LLU $455,000 in July 2020 in payment of outstanding milestone payments and license fees. We are also required to pay to LLU milestone payments in connection with certain development milestones. Specifically, we are required to make the following milestone payments: $175,000 on March 31, 2022; $100,000 on March 31, 2024; $500,000 on March 31, 2026; and $500,000 on March 31, 2027. Additionally, as consideration for prior expenses incurred by LLU to prosecute, maintain and defend the LLU Patent and Technology Rights, we are obligated to make the following payments to LLU:, $70,000 due at the end of December 2018, and a final payment of $60,000 due at the end of March 2019. We are required to defend the LLU Patent and Technology Rights during the term of the LLU License Agreement. Additionally, we will owe royalty payments of (i) 1.5% of Net Product Sales and Net Service Sales on any Licensed Products (defined as any finished pharmaceutical products which utilizes the LLU Patent and Technology Rights in its development, manufacture or supply), and (ii) 0.75% of Net Product Sales and Net Service Sales for Licensed Products and Licensed Services not covered by a valid patent claim for technology rights and know-how for a three (3) year period beyond the expiration of all valid patent claims. We also are required to produce a written progress report to LLU, discussing our development and commercialization efforts, within 45 days following the end of each year. All intellectual property rights in and to LLU Patent and Technology Rights shall remain with LLU (other than improvements developed by or on our behalf).

The LLU License Agreement shall terminate on the last day that a patent granted in to us by LLU is valid and enforceable or the day that the last patent application licensed to us is abandoned. The LLU License Agreement may be terminated by mutual agreement or by us upon 90 days written notice to LLU. LLU may terminate the LLU License Agreement in the event of (i) non-payments or late payments of royalty, milestone and license maintenance fees not cured within 90 days after delivery of written notice by LLU, (ii) a breach of any non-payment provision (including the provision that requires us to meet certain deadlines for milestone events (each, a “Milestone Deadline”)) not cured within 90 days after delivery of written notice by LLU and (iii) LLU delivers notice to us of three or more actual breaches of the LLU License Agreement by us in any 12-month period. Additional Milestone Deadlines include: (i) the requirement to have regulatory approval of an IND application to initiate a first-in-human clinical trials on or before March 31, 2022, (ii) the completion of first-in-human (phase I/II) clinical trials by March 31, 2024, (iii) the completion of Phase III clinical trials by March 31, 2026 and (iv) biologic licensing approval by the FDA by March 31, 2027.

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

We were obligated to pay a fee of $25,000 to Stanford within 60 days of February 3, 2020. We also issued 18,750 shares of the Company’s common stock to Stanford. An annual licensing maintenance fee is payable by us on the first anniversary of the February 2020 License Agreement in the amount of $40,000 for 2021 through 2024 and $60,000 in starting in 2025 until the license expires upon the expiration of the patent. The Company will pay milestone fees of $50,000 on the first commercial sales of a licensed product and $25,000 at the beginning of any clinical study for regulatory clearance of an in vitro diagnostic product developed and a potential licensed product. We are also required to: (i) provide a listing of the management team or a schedule for the recruitment of key management positions by March 31, 2020 (which has been completed), (ii) provide a business plan covering projected product development, markets and sales forecasts, manufacturing and operations, and financial forecasts until at least $10,000,000 in revenue by June 30, 2020, (iii) conduct validation studies by September 30, 2020, (iv) hold a pre-submission meeting with the FDA by September 30, 2020, (v) submit a 510(k) application to the FDA , Emergency Use Authorization (“EUA”), or a Laboratory Developed Test (“LDT”) by March 31, 2021, (vi) obtain FDA approval by December 31, 2021, (vii) complete a prototype assay kit by December 31, 2021 and (viii) have a written agreement with Stanford on further development and commercialization milestones for specific fields of use by December 31, 2021.

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

Our Team

We have assembled a team of experts from a variety of scientific fields and commercial backgrounds, with many years of collective experience that ranges from founding startup biotech companies, to developing and marketing biopharmaceutical products, to designing clinical trials, and to management of private and public companies.

Going Concern

We were incorporated on September 28, 2017 and has not generated revenues to date. During the nine months ended September 30, 2020 we had a net loss of $4,468,102 and will require significant additional capital in order to operate in the normal course of business and fund clinical studies in the long-term. As a result of the IPO and the September 2020 Offering, we received net proceeds of approximately $18 million during the period. We believe that the funds raised by the IPO will be sufficient to fund our operations for at least the next 12 months. As a result, these conditions have alleviated the doubt regarding our ability to continue as a going concern beyond one year.

Financial Results

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Our financial statements as of September 30, 2020, show a net loss of $4,468,102. We expect to incur additional net expenses over the next several years as we continue to maintain and expand our existing operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

On July 2, 2020, we completed its IPO. In connection therewith, we issued 1,226,668 Units, excluding the underwriters’ overallotment, at an offering price of $9.00 per Unit, resulting in gross proceeds of approximately $11.0 million. The Units issued in the IPO consisted of one share of common stock, one Series A warrant, and one Series B warrant. The Series A warrants originally had an exercise price of $9.00 and a term of 5 years. In addition, the Company issued a Unit Purchase Option at an exercise price of $11.25 per unit to the underwriters to purchase up to 67,466 units, with each unit consisting of (i) one share of common stock and (ii) one Series A Warrant. On August 19, 2020 the Company modified the exercise price of the Series A Warrants from $9.00 per share to $4.50 per share. The term of the Series A Warrants was not modified. The Series B warrants have an exercise price of $11.25 per share and a term of 5 years. Substantially all of the Series B warrants issued in the IPO as part of the Units have been exercised pursuant to a cashless provision therein.

On September 10, 2020, we completed a follow-on public offering (“September 2020 Offering”). In connection therewith, we issued 2,400,000 units, or Follow-On Units, excluding the underwriters’ option to cover overallotments, at an offering price of $4.00 per Follow-On Unit, resulting in gross proceeds to the Company of approximately $9.6 million. Each of the Follow-On Units issued in the September 2020 Offering consisted of one share of common stock or Series A Preferred Stock for investors who would own more than 4.99% of the Company if they invested in common stock, one Series A-1 warrant, and one Series B-1 warrant. The Series A-1 warrants have an exercise price of $3.19 per share and a term of 5 years. The Series B-1 warrants have exercise price of $5.00 per share, a term of 5 years and contain a cashless exercise option upon certain criteria being met. In addition, the Company issued a warrant to the underwriters to purchase up to 60,000 shares of common stock at an exercise price of $5.00 per share. Subsequent to quarter end, substantially all of the Series B-1 warrants issued in the September 2020 Offering have been exercised pursuant to a cashless provision therein.

Results of Operations

Results of operations for the three months ended September 30, 2020

During the three months ended September 30, 2020, we incurred a loss from operations of $2,744,538. This is due to general and administrative expenses of $2,453,725, which includes $874,363 in stock-based compensation, research and development of $285,813, and sales and marketing expenses of $5,000. The $285,813 in research and development is comprised of $131,965 in licensing fees, $30,000 in product development, and $152,178 in other research and development expense.

During the three months ended September 30, 2019, we incurred a loss from operations of $1,079,949. This is due to general and administrative expenses of $1,060,346, which includes $720,649 in stock-based compensation, research and development of $19,603, and sales and marketing expenses of $0. The $19,603 in research and development is comprised of $2,890 in licensing fees, $13,500 in product development and $3,213 in other research and development expense.

The increase in expenses during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was due to the Company beginning to execute its business plan and incur costs of being a public company.

Results of operations for the nine months ended September 30, 2020

During the nine months ended September 30, 2020, we incurred a loss from operations of $4,199,816. This is due to general and administrative expenses of $3,677,490, which includes $1,564,129 in stock-based compensation, research and development of $514,478, and sales and marketing expenses of $7,848. The $514,478 in research and development is comprised of $258,635 in licensing fees, $57,000 in product development, and $198,843 in other research and development expense.

During the nine months ended September 30, 2019, we incurred a loss from operations of $4,880,163. This is due to general and administrative expenses of $4,771,567, which includes $3,543,016 in stock-based compensation, research and development of $108,449, and sales and marketing expenses of $147. The $108,449 in research and development is comprised of $18,071 in licensing fees, $40,500 in product development and $49,878 in other research and development expense.

The increase in expenses during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was due to the Company beginning to execute its business plan and incur costs of being a public company.

Liquidity and Capital Resources

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2020, we had an accumulated deficit of $16,198,053. We had working capital of $13,522,343 as of September 30, 2020. During the three and nine months ended September 30, 2020, we paid off outstanding notes payable with a principal totaling $715,600 and accrued interest totaling $5,842. During the three and nine months ended September 30, 2020, we paid $160,534 for the purchase of fixed assets. These fixed assets were purchased to furnish our new office and laboratory. Approximately $105,000 of these fixed assets were lab equipment and $55,000 was for office furniture and equipment

Our financial statements have been prepared assuming that we will continue as a going concern.

We have funded our operations from proceeds from the sale of equity and debt securities. On July 2, 2020, we completed our IPO and raised approximately $9.5 million in net proceeds. At the time of the IPO, we believed that these funds would be sufficient to fund our operations for the foreseeable future.

On September 10, 2020, we completed a follow-on public offering. In connection therewith, we issued 2,400,000 units, or Follow-On Units, excluding the underwriters’ option to cover overallotments, at an offering price of $4.00 per Follow-On Unit, resulting in gross proceeds of approximately $9.6 million. Each of the Follow-On Units issued in the September 2020 Offering consisted of one share of common stock or Series A Preferred stock for investors who would own more than 4.99% of the company if they invested in common stock, one Series A-1 warrant, and one Series B-1 warrant. The Series A-1 warrants have an exercise price of $3.19 and a term of 5 years. The Series B-1 warrants have exercise price of $5.00, a term of 5 years and contain a cashless exercise option upon certain criteria being met. Subsequent to quarter end, substantially all of the Series B-1 warrants issued in the September 2020 Offering have been exercised pursuant to a cashless provision therein.

We may need to raise significant additional capital to continue to fund our operations and the clinical trials for our product candidates. We may seek to sell common stock, preferred stock or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our clinical development program. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us to, among other things, delay, scale back or eliminate expenses including some or all of our planned development, including our clinical trials. While we may need to raise funds in the future, we believed its current cash reserves should be sufficient to fund the our operation for the foreseeable future. Because of these factors, we believe that this alleviates the issues about the our ability to continue as a going concern.

Contractual Obligations

The following table shows our contractual obligations as of September 30, 2020:

		Payment Due by Year
	Total	2020 (remainder)	2021	2022	2023	2024
Lease	$1,358,961	$84,536	$342,500	$352,958	$363,416	$215,551

Total contractual obligations	$1,358,961	$84,536	$342,500	$352,958	$363,416	$215,551

Critical Accounting Polices and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Plan of Operations—Critical Accounting Policies” in the our Prospectus, dated September 1, 2020, filed with the SEC pursuant to Rule 424(b), the following involve the most judgment and complexity:

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

Recent Developments

During October 2020, we entered into a 24-month financing agreement for lab equipment. The aggregate cost of this financing agreement will be $467,691.

During November 2020, the Company entered into a 24-month financing agreement for lab equipment. The aggregate cost of this financing agreement will be $215,192.

On October 6, 2020, the Board of Directors approved the issuance of an aggregate of 40,000 stock options as compensation for the members of the Board of Directors under the Company’s 2017 Equity Incentive Plan. The options are subject to certain vesting provisions.

On November 2, 2020 the Compensation Committee approved the issuance of an aggregate of 883,000 stock options under the 2017 Equity Incentive Plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 229.10(f)(1).

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

The Company, Amro Albanna, our President and Chief Executive Officer, and Dr. Shahrokh Shabahang, our Chief Innovation Officer, have been named as cross-defendants in a counterclaim filed by Christopher Sechrist in an action entitled Shahrokh Shabahang v. Christopher Sechrist, San Bernardino County Superior Court Case No. CIVDS1831323. In a cross-complaint, Mr. Sechrist contends that he was a partner in a dental practice with Dr. Shabahang, and that disputes arose as between those partners. Neither the Company nor Mr. Albanna were partners in, or otherwise have an interest in, the dental practice. Notwithstanding the foregoing, and seemingly based solely on the fact that Dr. Shabahang became the Chief Innovation Officer for the Company, Mr. Sechrist brought claims against the Company and Mr. Albanna. On May 26, 2020, Mr. Sechrist filed a request for dismissal as to the Company and Mr. Albanna with the Superior Court of California, County of San Bernardino, San Bernardino District. The clerk of the court entered the dismissal with prejudice on May 26, 2020.

Mr. Albanna is also a party to litigation matters unrelated to the Company or any of its properties. Such litigations relate to Innovation Economy Corporation (IEC), a company in which Mr. Albanna served as the CEO and a Director from 2010 until 2017, and its wholly-owned subsidiaries (Innovation Economy Corporation d/b/a ieCrowd).  The first litigation (ieCrowd v. Kim, et. al, Superior Court, Riverside County) was originally commenced by IEC and its subsidiary after Mr. Albanna was no longer affiliated with IEC, against certain third-party defendants based upon claims related to their misconduct and mismanagement. Such defendants subsequently brought a countersuit against IEC and its subsidiary, in which they named Mr. Albanna and others as defendants, alleging that they were misled to invest in IEC and its subsidiary based upon misrepresentations by, among others, Mr. Albanna. The cases have now been consolidated. Mr. Albanna believes that the counteraction commenced by the third parties against him is without merit and intends to defend himself.  The second matter (Calabria v. ieCrowd) was commenced by Calabria Ventures (the “Calabria Action”) more than 2 years after Mr. Albanna was no longer affiliated with IEC, related to uncollected rent. Mr. Albanna believes that the action commenced against him is without merit and intends to defend himself.  IEC (either directly or through its Director and officer insurance policy) has covered all related legal costs to date. On August 5, 2020, the plaintiff in the Calabria Action filed a request for dismissal as to Mr. Albanna with the Superior Court of California, County of Riverside. The clerk of the court entered the dismissal without prejudice on August 5, 2020.

Item 1A. Risk Factors

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our Prospectus and in our other filings with the SEC, the occurrence of any one of which could have a material adverse effect on our actual results. There have been no material changes to the Risk Factors previously disclosed in our Prospectus and our other filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

During the three months ended September 30, 2020, we issued 208,666 shares of common stock to consultants for services.

During the three months ended September 30, 2020, we issued 146,818 units to settle outstanding accounts payable balances.

During the three months ended September 30, 2020, we issued 62,500 units consisting of one share of common stock, one Series A warrant, and one Series B warrant for conversion of outstanding notes payable balances.

(b)	Use of IPO Proceeds

On July 2, 2020, the Company completed its initial public offering (“IPO”). In connection therewith, the Company issued 1,226,668 Units (the “Units”), excluding the underwriters’ option to cover overallotments, at an offering price of $9.00 per Unit, resulting in gross proceeds of approximately $11.0 million. The Units issued in the IPO consisted of one share of common stock, one Series A warrant, and one Series B warrant. The Series A warrants originally had an exercise price of $9.00 and a term of 5 years. In addition, the Company issued a Unit Purchase Option at an exercise price of $11.25 per unit to the underwriters to purchase up to 67,466 units, with each unit consisting of (i) one share of common stock and (ii) one Series A Warrant. On August 19, 2020 the Company modified the exercise price of the Series A Warrants from $9.00 per share to $4.50 per share. The term of the Series A Warrants was not modified. The Series B warrants have an exercise price of $11.25 per share, a term of 5 years and contain a cashless exercise option upon certain criteria being met. As of September 30, 2020, substantially all of the Series B warrants issued in the IPO have been exercised pursuant to a cashless provision therein.

We received net proceeds of $8.5 million in the IPO, after deducting underwriting discounts and commissions and issuance expenses borne by us. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy. Dawson James Securities, Inc. acted as lead book-running manager of the offering and as representative of the underwriters for the offering.

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus related to the offering, dated June 29, 2020 as filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-235933	3.1	June 25, 2020

3.2	Certificate of Amendment, dated June 29, 2020	10-Q	001-39336	3.2	August 13, 2020

3.3	Amended and Restated Bylaws of the Registrant	S-1	333-235933	3.3	June 25, 2020

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Indicates a management contract or compensatory plan or arrangement.

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aditx Therapeutics, Inc.

Date: November 13, 2020	By:	/s/ Amro Albanna
Amro Albanna
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2020	By:	/s/ Corinne Pankovcin
Corinne Pankovcin
Chief Financial Officer (Principal Financial and Accounting Officer)