Form 10-K
period 2020-12-31
Aditx Therapeutics, Inc.
filed 2021-03-25
CIK 1726711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: December 31, 2020

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 001-39336

Aditx Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-3204328
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2569 Wyandotte, St., Suite 101
Mountain View, CA	94043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 870-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	ADTX	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2020, based on a closing price of $5.06 was approximately $20,079,659.

As of March 24, 2020, the registrant had 14,225,301 and 14,124,498 shares of common stock, $0.001 par value per share, issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2021 annual meeting of stockholders (the “2021 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this report relates.

ADITX THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. As a result, you should not place undue reliance on any forward-looking statements. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those highlighted in Section 1A titled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	we have generated no revenue from commercial sales to date and our future profitability is uncertain;

●	if we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment;

●	our financial situation creates doubt whether we will continue as a going concern;

●	we may need to raise additional funding, which may not be available on acceptable terms, or at all;

●	even if we can raise additional funding, we may be required to do so on terms that are dilutive to you.;

●	the regulatory approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of our future product candidates, if any;

●	we may encounter substantial delays in completing our clinical studies which in turn will require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities;

●	if our future pre-clinical development and future clinical Phase I/II studies are unsuccessful, we may be unable to obtain regulatory approval of, or commercialize, our product candidates on a timely basis or at all;

●	even if we receive regulatory approval for any of our product candidates, we may not be able to successfully commercialize the product and the revenue that we generate from their sales, if any, may be limited;

●	adverse events involving our products may lead the FDA or applicable foreign regulatory agency to delay or deny clearance for our products or result in product recalls that could harm our reputation, business and financial results;

●	our technology is subject to licenses from LLU and Stanford, each of which are revocable in certain circumstances, including in the event we do not achieve certain payments and milestone deadlines. Without these licenses, we may not be able to continue to develop our product candidates;

●	if we were to lose our CLIA certification or state laboratory licenses, whether as a result of a revocation, suspension or limitation, we would no longer be able to offer our assays (including our AditxtScore™ platform), which would limit our revenues and harm our business. If we were to lose, or fail to obtain, a license in any other state where we are required to hold a license, we would not be able to test specimens from those states;

●	our results of operations will be affected by the level of royalty and milestone payments that we are required to pay to third parties;

●	we face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do;

●	our technologies and products under development, and our business, may fail if we are not able to successfully commercialize them and ultimately generate significant revenues as a result;

●	customers may not adopt our products quickly, or at all;

●	COVID-19 may impact our business and operations;

●	the failure to obtain or maintain patents, licensing agreements and other intellectual property could materially impact our ability to compete effectively;

●	some of our intellectual property may be subject to “march-in” rights by the U.S. federal government;

●	we do not expect to pay dividends in the foreseeable future;

●	if our stock price fluctuates after the offering, you could lose a significant part of your investment;

●	the delisting of our securities by Nasdaq; and

●	exclusive forum provisions in our amended and restated certificate of incorporation and amended and restated bylaws.

iii

PART I

Item 1. Business.

Overview

We are a biotech innovation company with a mission of prolonging life and enhancing its quality by improving the health of the immune system.

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

Immune Reprogramming

The discovery of immunosuppressive (anti-rejection and monoclonal) drugs over 40 years ago has made possible life-saving organ transplantation procedures and blocking of unwanted immune responses in autoimmune diseases. However, immune suppression leads to significant undesirable side effects, such as increased susceptibility to life-threatening infections and cancers, because it indiscriminately and broadly suppresses immune function throughout the body. While the use of these drugs has been justifiable because they prevent or delay organ rejection, their use for treatment of autoimmune diseases and allergies may not be acceptable because of the above-mentioned side effects. Furthermore, transplanted organs often ultimately fail despite the use of immune suppression, and about 40% of transplanted organs survive no more than 5 years.

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

In the late 1990s, academic research on these approaches was conducted at the Transplant Center at Loma Linda University in connection with a project that secured initial grant funding from the U.S. Department of Defense. The focus of that project was for skin grafting for burn victims. Twenty years of research at LLU and an affiliated incubator led to a series of discoveries that have been translated into a large patent portfolio of therapeutic approaches that may be applied to the modulation of the immune system in order to induce tolerance to self and transplanted organs.

We have an exclusive worldwide license from LLU for commercializing this nucleic acid-based technology (which is currently at the pre-clinical stage), called Apoptotic DNA Immunotherapy™ (ADi™), which utilizes a novel approach that mimics the way our bodies naturally induce tolerance to our own tissues (“therapeutically induced immune tolerance”). While immune suppression requires continuous administration to prevent rejection of a transplanted organ, induction of tolerance has the potential to retrain the immune system to accept the organ for longer periods of time. Thus, ADi™ may allow patients to live with transplanted organs with significantly reduced immune suppression. ADi™ is a technology platform, which we believe can be engineered to address a wide variety of indications.

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

ADi™ Advantages

ADi™ is a nucleic acid-based technology (e.g., plasmid DNA-based) which we believe selectively suppresses only those immune cells involved in the rejection of tissue and organ transplants. It does so by tapping into the body’s natural process of cell death (apoptosis) to reprogram the immune system to stop unwanted attacks on self or transplanted tissues. Apoptosis is a natural process of “immune tolerance” used by the body to clear dying cells and to allow recognition and tolerance to self-tissue. ADi™ triggers this process enabling the natural immune system cells to recognize the targeted tissues as “self”. Conceptually, it is designed to retrain the immune system to become accepting of the organ similar to how natural apoptosis reminds our immune system to be tolerant to our own “self” tissues.

While efforts have been made by various groups to promote tolerance through cell therapies and ex vivo manipulation of patient cells (takes place outside the body typically requiring hospitalization), to our knowledge, we will be unique in our approach of using in-body induction of apoptosis to promote tolerance to specific tissues. In addition, ADi™ treatment itself will not require hospitalization, only an injection in minute amounts into the skin.

Reduce Chronic Rejection

While immunosuppressants control acute rejection during the early time-period after receiving an organ, chronic rejection of the organ that occurs one or more years after the transplant procedure continues to pose a major challenge for organ recipients.

Chronic rejection has been likened to autoimmunity (a misdirected immune response that occurs when the immune system goes awry), where specific tissues in the transplanted organ are attacked by the immune system. In other words, chronic rejection may not be caused just by differences between the donor and the recipient, but rather by an immune response by the recipient to specific tissues in the organ. Our pre-clinical studies suggest that ADi™ has the ability to tolerize to specific tissues in a transplanted organ, and conceivably, reducing incidences of chronic rejection.

Moreover, preclinical studies have demonstrated that ADi™ treatment significantly and substantially prolongs graft survival, in addition to successfully “reversing” other established immune-mediated inflammatory processes.

Reduce immune suppression

Studies in animal models have shown that conditioning/desensitizing the animals to receive the transplant, prolongs the survival of the transplanted tissue or organ. These studies have used repeated exposure to low doses of protein components in specific organs to reduce immunologic recognition and attack on the transplanted organ.

Based on some of our data, we believe that with ADi™ treatment, recipients can be conditioned/desensitized ahead of transplantation, thereby retraining the immune system to more readily accept the organ and also reduce the levels of immunosuppressive drugs needed post-transplantation.

Preformed Antibodies

Studies have shown that presence of preformed antibodies prior to transplantation procedures increases the rate of organ rejection. Preformed antibodies can develop in previously transplanted patients, patients who have given birth, and patients who have previously received blood transfusions. With more than 113,000 patients on transplant waiting lists in the U.S. alone, patients with pre-existing antibodies have much lower chances at qualifying to receive organs due to their increased risk of rejection – even with immune suppression.

Sadly, transplanted patients have a probability of needing re-transplantation at some point due to eventual chronic rejection of their transplanted organ, with the possible exception of some newborn recipients. With increased incidence of preformed antibodies, these patients may never have the opportunity to receive another organ. Based on experimental data, we believe that ADi™ may have the potential to address this issue providing these individuals better opportunities at receiving an organ transplantation.

ADi™ Key Differentiators

Ease of Delivery

Therapeutic products are typically administered systemically (i.e., by mouth in pill form or injected intramuscularly/intravenously). This requires repeated large doses of the drug to allow sufficient concentrations to reach the affected sites. ADi™ is a DNA-based product that can be injected directly into the skin where the target cells of the immune system reside, thereby significantly simplifying the delivery of the product and reducing the amount of product needed.

Repeat Dosing

DNA-based products are less likely to result in formation of neutralizing antibodies, which lend themselves to repeat dosing as may be required by ADi™ products.

Cost of Goods Advantage

ADi™ products are DNA-based and cost-effective to manufacture. Furthermore, DNA-based products are very stable and do not require adherence to cold chain (temperature-controlled) protocols for shipping. This also makes the product ideal for global distribution.

Simplified Therapy Delivery System

We believe that tolerance induction using ADi™ may potentially obviate the need for hospitalization because it can simply be injected into the skin. This approach reduces treatment costs and complexities in treatment delivery. The anticipated administration of ADi™ will include an initial priming regimen that will require injections administered once a week for several weeks. Thereafter, booster or maintenance doses will be provided on an individual basis as determined by immune and inflammation testing. ADi™ treatments will be significantly more convenient and comfortable for patients because they do not require removal of patient cells for ex vivo manipulation.

ADi™ Technology Platform

ADi™ utilizes a novel approach that mimics the way our bodies naturally induce tolerance to our own tissues. It is a technology platform which we believe can be engineered to address a wide variety of indications. ADi™ includes two DNA molecules which are designed to deliver signals to induce tolerance. The first DNA molecule encodes a pro-apoptotic protein, which induces ‘programmed’ cell death. This is a core component of the technology because it is intended to greatly increase the recruitment of dendritic cells, which are implicated in regulating the immune system. The second DNA molecule encodes the protein of interest (guiding antigen), which is modified to promote a path of tolerance. The guiding antigen is intended to result in tolerance induction specific to the tissue where the protein is found.

ADi™ has been successfully tested in several preclinical models (skin grafting, psoriaris, type 1 diabetes, alopecia areata) and its efficacy can be attributed to multiple factors:

1.	ADi™ does not rely on a single mechanistic approach. It has multiple components (interchangeable target antigen, apoptosis, methylated plasmid DNA) that affect different arms of the immune system, which can be manipulated.

2.	ADi™ activates key immune cells known to maintain tolerance in test animals and humans.

3.	ADi™ has been successfully applied to a stringent transplantation model.

4.	ADi™ lends itself to repeat dosing, which may be required to achieve its full potential therapeutic effect.

Proof of Concept: Skin Grafting

Results shown are 5 weeks post-transplantation

The proof of concept experiment performed in transplantation was a skin allograft transplantation procedure in which the donor skin was obtained from white BALB/c mice and transplanted to black C57BL/6 mice. The experiment was designed to address a more challenging scenario where the donor tissue was obtained from a donor which is genetically mismatched with the recipient. This is unlike clinical scenarios where the donor and recipient are genetically matched as much as possible. While these experiments were repeated in several separate experiments, the results shown here were obtained from a study conducted with 14 mice in the ADi™ treatment group and 7 mice in the control group. Prior to submission of an Investigational New Drug Application, additional non-clinical studies will be conducted in a pig model to establish the precise protocol (e.g. timing of vaccine administration, dosing, and appropriate immunosuppressive agents that will be used in combination with ADi™) that will be used in the clinical trials. In addition, IND-enabling safety/toxicology studies will be conducted by a GLP lab to ensure product safety for clinical testing.

IMMUNOSUPPRESION ALONE

Allograft has been completely lost,
only the scab remains

TREATMENT WITH ADi™ TECHNOLOGY
(minimal immunosuppresion)

Allograft not only survived, it remained fully functional
with intact hair follicles from the white donor mouse

Days Post-Transplantation

Skin allograft transplantation is one of the most stringent models of transplantation due to the immunogenicity (ability to provoke an immune response) of skin. In the proof-of-concept experiments, animals treated with immunosuppression alone lost the allograft in 21 days on average. Whereas, the addition of ADi™ technology to minimal immunosuppression resulted in a 3-fold increase in the longevity of the skin allografts (fully functional).

21 Days
58 Days
Immunosuppresion alone
Allograft lost in 21 days on average.
ADi™ with minimal immunosuppression
3-fold increase in the longevity of the skin allografts

Proof of Concept: Psoriasis

●	Psoriasis causes increased skin thickness and scaling in an established 10-day psoriasis model

●	ADi™ treatment resulted in a 69% reduction in skin thickening and 38% reduction in scaling over the 10-day study period

Proof of Concept: Type 1 Diabetes

90% of female NOD mice developed spontaneous autoimmune diabetes. Disease progression may be different for individual animals.

ADi™ was administered once a week for 8 weeks after each animal developed hyperglycemia. All animals responded with 80% showing durable response for the entire 40-week study period.

●	Type 1 or autoimmune diabetes is a condition where the body’s immune system mistakenly attacks cells in the pancreas resulting in diminished production of insulin

●	ADi™ incorporates an antigen (GAD) expressed in the pancreas

●	Administration of ADi™ using GAD as the antigen over an 8-week period in animals with T1D restores insulin production and reverses hyperglycemia

Proof of Concept: Alopecia Areata

ADi™ protects hair follicles from autoimmune attack

Immune Monitoring

We believe that understanding the status of an individual’s immune system is key to developing and administering immunotherapies such as ADi™. We have secured an exclusive worldwide license for commercializing a technology platform which provides a personalized comprehensive profile of the immune system. It is intended to be informative for individual immune responses to viruses, bacterial antigens, peptides, drugs, bone marrow and solid organ transplants, and cancer. It has broad applicability to many other agents of clinical interest impacting the immune system, including those not yet identified such as future infectious agents. We plan to brand this technology, and other future licensed and/or in-house developed monitoring technologies collectively as AditxtScore™.

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

We plan to utilize AditxtScore™ in our upcoming clinical trials to monitor subjects’ immune response before, during and after ADi™ drug administration. We are working with regulatory consultants with the objective to obtain FDA approval for AditxtScore™ as a clinical assay. We are currently securing marketing and distribution partnerships for application of AditxtScore™ in the infectious diseases market. To obtain FDA approval to use AditxtScore™ as a clinical assay, we are performing validation studies to demonstrate AditxtScore™’s utility to evaluate various components of the immune system reproducibly. We believe that these data will show AditxtScore™’s ability to measure various components of the immune system (e.g. humoral and cell-mediated immune responses) to provide a broader view of the immune system and its status in health and disease. Our plan is to submit a 510(K) application to the FDA after compilation of these data. Beyond infectious diseases, we plan to develop AditxtScore™ for applications in additional markets such as organ rejection, allergies, drug/vaccine response, and disease susceptibility. The following are further descriptions of the applications of AditxtScoreTM:

(1) Organ Rejection

Typically, by the time a transplanted or a native organ shows signs of failure, the damage is already done, and reversal of the tissue injury becomes challenging. Access to early warning signs of damage would be invaluable to reverse or even prevent the damage. There are currently no practical, efficient assays available to measure cellular immune responses and available tools do not provide timely information for patients. AditxtScore™ can be used to provide a sensitive and rapid tool to determine T cell response and to differentiate between various types of cellular immune responses. It can be multiplexed providing information about the number of cells responding as well as quantifying the amounts of various cytokines released by the cells in a single assay. Determination of cellular response has valuable applications for prediction, monitoring, early detection, and treatment of disease, including organ failure/rejection, as well as treatment efficacy. It can also reveal dysfunction of the immune system potentially contributing to more severe disease.

(2) Allergies

Our immune system protects us by acting as a barrier against foreign substances and by eliminating them when they penetrate our bodies. Once the initial exposure has occurred, memory cells develop to prepare the body against a future exposure. This process is called immunity. In certain situations, however, instead of immunity, the immune system develops memory cells that result in a more severe reaction during a future exposure to the same substance. This type of response is called a hypersensitivity response, commonly known as an allergic response. AditxtScore™ can be used to develop multiplex assays each designed to test and monitor immune response to allergens. Based on the ability of this technology to run multiple tests in a single assay, 100 or more substances can potentially be tested for simultaneously.

(3) Drug/Vaccine Response

There are currently no effective assays to predict and easily assess responses to vaccination. To determine whether an individual has responded to a particular vaccine, antibody titers are measured. This process may take several days. Furthermore, for vaccines that require a series of injections, titers are not measured between injections and may not be known for months. AditxtScore™ can be used to determine whether a patient is a responder or non-responder. It can provide an effective and rapid tool for potentially determining beneficial responses to a vaccine and can be used to monitor titer development post vaccination. It can allow evaluation of multiple vaccines in a single test (for memory B cell detection). This application can be useful for vaccines, cancer therapeutics anti-rejection drugs, anti-viral drugs, among others.

(4) Disease Susceptibility

Disease susceptibility can vary from one individual to another and it can be a function of various factors, including genetic variability and differences in human leukocyte antigens (HLA) encoded by major histocompatibility complex (MHC) and responsible for regulation of the immune system in humans. People with certain HLA types may have higher or lower susceptibility to diseases. AditxtScore™ can be used to develop assays to evaluate differences in HLA types in individuals to help elucidate the relationship between certain HLA types and susceptibility to various diseases.

(5) Infectious Diseases

Infectious diseases can cause a major predicament for scientific and medical professionals, epidemiologists, and infectious disease specialists, among others, who need to determine how to treat patients in real time while efficacious therapies are still being developed. Proper decision making requires understanding why some affected individuals show minor or no symptoms, some recover, and others die. This is fundamental to creating effective targeted therapeutics which may differ depending on the underlying profile of the individual at risk for, or with, disease. The immune system plays a major role in how any given individual responds to the infectious agent. This response can be inadequate or too robust or appropriately effective. Regardless, the kinetics of the response by the cellular and humoral (antibody) immune systems to the infectious agent are often unknown. A basic critical question, then, is what do the dynamics of the immune response look like from exposure to and through the disease period and during convalescence for those who survive and those who don’t; and how might vaccines and therapies alter these profiles such that predictions of vaccine/drug efficacy could be inferred prior to vaccination/treatment and/or disease severity or progression be prognosticated. AditxtScore™ can be used to help address these questions with multiplex assays each designed to test and monitor the immune response to infectious agents. Based on the ability to run multiple tests in a single assay, 100 or more agents can potentially be tested for simultaneously.

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

Pursuant to the LLU License Agreement, we are required to pay an annual license fee to LLU. Also, we paid LLU $455,000 in July 2020 for outstanding milestone payments and license fees. We are also required to pay to LLU milestone payments in connection with certain development milestones. Specifically, we are required to make the following milestone payments: $175,000 on March 31, 2022; $100,000 on March 31, 2024; $500,000 on March 31, 2026; and $500,000 on March 31, 2027. Additionally, as consideration for prior expenses incurred by LLU to prosecute, maintain and defend the LLU Patent and Technology Rights, we made the following payments to LLU:, $70,000 due at the end of December 2018, and a final payment of $60,000 due at the end of March 2019. We are required to defend the LLU Patent and Technology Rights during the term of the LLU License Agreement. Additionally, we will owe royalty payments of (i) 1.5% of Net Product Sales and Net Service Sales on any Licensed Products (defined as any finished pharmaceutical products which utilizes the LLU Patent and Technology Rights in its development, manufacture or supply), and (ii) 0.75% of Net Product Sales and Net Service Sales for Licensed Products and Licensed Services not covered by a valid patent claim for technology rights and know-how for a three (3) year period beyond the expiration of all valid patent claims. We also are required to produce a written progress report to LLU, discussing our development and commercialization efforts, within 45 days following the end of each year. All intellectual property rights in and to LLU Patent and Technology Rights shall remain with LLU (other than improvements developed by or on our behalf).

The LLU License Agreement shall terminate on the last day that a patent granted to us by LLU is valid and enforceable or the day that the last patent application licensed to us is abandoned. The LLU License Agreement may be terminated by mutual agreement or by us upon 90 days written notice to LLU. LLU may terminate the LLU License Agreement in the event of (i) non-payments or late payments of royalty, milestone and license maintenance fees not cured within 90 days after delivery of written notice by LLU, (ii) a breach of any non-payment provision (including the provision that requires us to meet certain deadlines for milestone events (each, a “Milestone Deadline”)) not cured within 90 days after delivery of written notice by LLU and (iii) LLU delivers notice to us of three or more actual breaches of the LLU License Agreement by us in any 12-month period. Additional Milestone Deadlines include: (i) the requirement to have regulatory approval of an IND application to initiate a first-in-human clinical trials on or before March 31, 2022, (ii) the completion of first-in-human (phase I/II) clinical trials by March 31, 2024, (iii) the completion of Phase III clinical trials by March 31, 2026 and (iv) biologic licensing approval by the FDA by March 31, 2027.

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

We were obligated to pay and paid a fee of $25,000 to Stanford within 60 days of February 3, 2020. We also issued 18,750 shares of the Company’s common stock to Stanford. An annual licensing maintenance fee is payable by us on the first anniversary of the February 2020 License Agreement in the amount of $40,000 for 2021 through 2024 and $60,000 starting in 2025 until the license expires upon the expiration of the patent. The Company is required to pay and has paid $25,000 for the issuances of certain patents. The Company will pay milestone fees of $50,000 on the first commercial sales of a licensed product and $25,000 at the beginning of any clinical study for regulatory clearance of an in vitro diagnostic product developed and a potential licensed product. We are also required to: (i) provide a listing of the management team or a schedule for the recruitment of key management positions by March 31, 2020 (which has been completed), (ii) provide a business plan covering projected product development, markets and sales forecasts, manufacturing and operations, and financial forecasts until at least $10,000,000 in revenue by June 30, 2020 (which has been completed), (iii) conduct validation studies by September 30, 2020 (which has been completed), (iv) hold a pre-submission meeting with the FDA by September 30, 2020 (which has been completed), (v) submit a 510(k) application to the FDA, Emergency Use Authorization (“EUA”), or a Laboratory Developed Test (“LDT”) by March 31, 2021, (vi) obtain FDA approval by December 31, 2021, (vii) complete a prototype assay kit by December 31, 2021 and (viii) have a written agreement with Stanford on further development and commercialization milestones for specific fields of use by December 31, 2021.

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

Plan of Operations – Immune Reprogramming

High-level objectives for skin allograft clinical program:

●	Dose optimization to determine optimum dose/ratio of product candidate in human subjects requiring skin and other organ and/or tissue allografts

●	Clinical Phase I/IIa First-In-Human (FIH) Study to demonstrate safety and clinical proof-of-concept in human subjects requiring skin allografts

Our FIH clinical studies will combine Phase I (designed to test clinical safety) and Phase IIa (designed to obtain proof of effectiveness in human subjects), in subjects requiring skin and other organ and/or tissue allografts. We have selected this indication for several reasons, including:

1.	Our existing preclinical data has shown promising results of ADi™ in prolonging skin allografts;

2.	The relative ease of visualization of the graft without the need for biopsies; and

3.	The need for therapies that allow reduction of levels of immune suppression that are currently used for skin allografts to prevent rejection of skin, which is highly antigenic.

We have already identified a clinical trial center with adequate patients, which we believe will simplify and reduce the time required for patient recruitment. Upon approval by the FDA and/or the applicable regulatory agency, and once the exact protocol has been determined in the preclinical studies, clinical trials will be initiated.

High-level objectives for psoriasis clinical program:

●	Dose optimization to determine optimum dose of product candidate in psoriasis subjects

●	Clinical Phase I/IIa FIH Study to demonstrate safety and clinical proof-of-concept in psoriasis

Our FIH clinical studies will combine Phase I (designed to test clinical safety) and Phase IIa (designed to obtain proof of effectiveness in human subjects), in psoriasis patients. We have selected this indication for several reasons, including:

1.	Our existing preclinical data has shown promising results of ADi™ in reducing scaling and skin thickness in the mouse model; and

2.	The relative ease of visualization of the lesions to determine clinical effectiveness of the test article.

We will be identifying clinical trial centers with adequate patients. Upon approval by the FDA and/or the applicable regulatory agency clinical trials will be initiated.

We are developing our immune monitoring platforms with the objective of utilizing them as clinical assays in pre-clinical and clinical studies. The multiplex technologies could potentially allow evaluation of more analytes with less tissue samples.

Drug Approval Process

In the United States, FDA approval is required before any new drugs can be introduced to the market. We currently have a product candidate for our first-in-human studies, but as of the date of report, we have not submitted an application to the regulatory agencies for approval.

We are working with a contract manufacturer who has the know-how, product ingredients including plasmid DNA molecules, and our patent-pending bacterial strain. Several batch runs have been successfully completed to demonstrate our ability to produce the DNA plasmids in a GMP facility. Based on validation studies, we are reasonably confident in our ability to produce clinical grade product candidates at larger scales. The contract manufacturer has provided a proposal for manufacturing of our clinical grade material, which will be signed and accepted once we are ready to initiate GMP manufacturing. We are not currently party to an agreement with this contract manufacturer.

The product candidate selected for clinical trials must be subjected to pre-clinical safety/toxicology studies by an independent GLP (Good Laboratory Practice) laboratory to demonstrate its suitability for clinical testing in human patients. Upon completion of manufacturing and safety/toxicology testing, an Investigational New Drug (IND) application will be prepared for submission to the regulatory agencies.

Upon receipt of clearance to initiate clinical testing, the ADi™ product can be tested in human patients. Our product will be tested in clinical trials, one in patients with psoriasis and one in patients who require skin allografting. Therefore, our first-in-human studies will be combined Phase I/Phase IIa studies in which safety and efficacy data will be obtained. We plan to start with in skin indications (psoriasis and skin allografting) because we believe these indications will be most efficient in providing safety and efficacy data in clinical trials. In parallel, we will continue to develop additional product formulations for other indications.

We are developing our immune monitoring platforms with the objective of utilizing them as clinical assays in pre-clinical and clinical studies. The multiplex technologies could potentially allow evaluation of more analytes with less tissue samples. In the U.S., FDA approval is required before any In Vitro Diagnostic (“IVD”) device can be introduced to the market for clinical use (excluding research purposes). This process does not require clinical trials, but it does require validation data demonstrating accuracy of the device.

Target Market

In the U.S. alone, there are over 36,000 patients who receive organ transplantations each year, with more than 113,000 on transplant waiting lists.

The field of organ transplantation has been made possible and continues to rely on broad-acting immunosuppressive drugs, high levels of which can result in a compromised immune system that renders organ recipients susceptible to cancer and potentially life-threatening infections including re-activation of latent viruses.

In addition, immunosuppressants control acute rejection during the early time-period after receiving an organ but chronic rejection of the organ remains an unmet challenge for surgeons and transplant recipients.

While efforts have been made by various groups to promote tolerance through cell therapies and ex vivo manipulation of patient cells, these procedures take place outside the body and typically require hospitalization.

Moreover, transplanted patients will need re-transplantation at some point, with the possible exception of some newborn recipients. With increased incidence of preformed antibodies, these patients may never have the opportunity to receive another organ. Preformed antibodies can develop in previously transplanted patients, patients who have given birth, and patients who have previously received blood transfusions. These patients have much lower chances at qualifying to receive organs due to their increased risk of rejection – even with immune suppression. The potential to reduce formation of preformed antibodies in these patients will provide better opportunities for them to receive another transplanted organ.

There are gaps between current approaches and what the market needs. We believe that ADi™ addresses these gaps. ADi™ is easy to administer (does not require ex-vivo treatment of patient cells), it does not appear to suppress the immune system, it may allow patients to live with transplanted organs with significantly reduced immune suppression, it may provide for long-term survival of transplanted tissues and organs, may be more effective because it does not rely on a single immune pathway/mechanism, and potentially provides patients with pre-existing antibodies a chance to qualify to receive organs.

While these advantages present opportunities for unmet medical needs in the field of organ transplantation, the industry in which we operate is highly competitive. A small company such as us will meet significant challenges including regulatory requirements for approval of a new class of therapeutic agents, challenges in large scale manufacturing and marketing, cost of developing a novel therapeutic agent, which may require co-development partners who may or may not be willing to work with us, and the willingness of transplant surgeons to adopt our therapeutic vaccines in their existing immune suppression protocols. These challenges pose risks that we may not be able to overcome.

Operational Advantages

Location

We lease laboratory space in Mountain View, CA, located near resources including Stanford University (“Stanford”).

Strategic Partners

Our plan is to work with strategic partners to leverage common resources to accomplish milestones over the next 3 years and potentially get access to expertise, materials, and infrastructure (such as laboratory space) which we believe can be advantageous to our development. We hope that this strategy will reduce costs by obviating the need to duplicate resources.

Intellectual Property (IP)

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to our business, including seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties. Our policy is to seek to protect our proprietary position by, among other methods, filing patent applications in the United States and in jurisdictions outside of the United States, to protect our proprietary technology, inventions, improvements and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates, continuing innovation, and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of immuno-therapy. We also plan to rely on data exclusivity, market exclusivity, and patent term extensions when available. Our commercial success will depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, and improvements; to preserve the confidentiality of our trade secrets; to obtain and maintain licenses to use intellectual property owned by third parties; to defend and enforce our proprietary rights, including any patents that we may own in the future; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.

The ADi™ technology and its various components are protected by multiple families of patents and patent applications, including several U.S. and non-U.S. issued patents. As of the date of this report, our patent portfolio licensed from LLU includes 8 U.S. patents, 3 U.S. pending patent applications, 87 foreign patents, and 14 foreign pending patent applications directed to ADi™ and related technologies. The ADi™ patents are broadly categorized into three groups, one for autoimmune diseases and type 1 diabetes; one for organ transplantation and a method of producing plasmid DNA that is mammalian-like to prevent immune activation; and one providing patent protection for a composition of matter for a tolerance delivery system for antigens of interest that would be relevant for various given indications. The third group is the basis for a platform allowing development of a new class of immunotherapeutics for various indications. The projected expiration dates for these ADi™ patents ranges from 2021 to 2034. The AditxtScore™ technology licensed from Stanford is protected by a U.S. patent which encompasses methods, systems and kits for detection and measurement of specific immune responses. The patent has been issued by the USPTO and expires on December 28, 2037. We also possess and/or in-license substantial know-how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes and technology. We plan to continue expanding and strengthening our IP portfolio with additional patent applications in the future.

In March 2021, Aditxt has signed an agreement with a regulatory consultant based in Munich, Germany, which will play a central role in navigating the first AditxtReprogrammingTM therapeutic program through the clinical trial and regulatory process. The firm will work with the Aditxt's AditxtReprogrammingTM team to submit an Investigational New Drug application (IND) to the regulatory agency in Germany. Psoriasis is the first indication being targeted for clinical trial in the AditxtReprogrammingTM therapeutics pipeline. Other candidates that are advancing toward clinical trials include ADi™ for type 1 diabetes and skin allografting.

Plan of Operations – Immune Monitoring

As previously announced on August 6, 2020, the initial application of the platform will be AditxtScore™ for COVID-19 which has been designed to provide a more complete assessment of an individual’s infection and immunity status with respect to the SARS-CoV-2 virus. Infection status will be determined by evaluating the presence or absence of the virus, and immunity status by measuring levels of antibodies against viral antigens and their ability to neutralize the virus. We will soon be expanding the panel to measure other components of the immune response such as cellular immunity.

In August 2020, we filed for an Emergency Use Authorization (EUA) with the FDA with the ultimate objective of filing a 510(K) application. We are in the process of filing an amended application to incorporate additional data and information about the use of the assay. In the meantime, we are providing AditxtScore™ as a service as a Laboratory Developed Test (LDT) to assess immunity status to COVID-19.

In early 2021, we established our AditxtScore™ Immune Monitoring Center in Richmond, Virginia (the “Center”). The Center operates as a Clinical Laboratory Improvement Amendments (CLIA) certified facility for the processing of our AditxtScore™ for COVID-19 Lab Developed Test (LDT) for our prospective channel partners, including labs and hospitals.

Employees

We have forty-three (43) full time employees. We consider the relations with our employees to be good.

Item 1A. Risk Factors.

You should carefully consider the risks described below, as well as general economic and business risks and the other information in this Annual Report on Form 10-K. The occurrence of any of the events or circumstances described below or other adverse events could have a material adverse effect on our business, results of operations and financial condition and could cause the trading price of our common stock to decline. Additional risks or uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to Our Financial Position and Need for Capital

We have generated no revenue from commercial sales to date and our future profitability is uncertain.

We were incorporated in September 2017 and have a limited operating history and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next several years as we commence our research and development efforts, conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. Our net loss for the years ended December 31, 2020 and 2019 was $9,149,227 and $5,827,728, respectively, and our accumulated deficit as of December 31, 2020 was $20,879,178. There can be no assurance that the products under development by us will be approved for sale in the U.S. or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment.

We will need to continue to seek capital from time to time to continue development of our lead drug candidate beyond our initial combined Phase I/IIa clinical trial and to acquire and develop other product candidates. Once approved for commercialization, we cannot provide any assurances that any revenues it may generate in the future will be sufficient to fund our ongoing operations. Our current cash position, we expect to be sufficient to satisfy our capital requirements sufficient to fund our operations for the foreseeable future.

Our business or operations may change in a manner that would consume available funds more rapidly than anticipated and substantial additional funding may be required to maintain operations, fund expansion, develop new or enhance products, acquire complementary products, business or technologies or otherwise respond to competitive pressures and opportunities, such as a change in the regulatory environment or a change in preferred treatment modalities. In addition, we may need to accelerate the growth of our sales capabilities and distribution beyond what is currently envisioned, and this would require additional capital. However, we may not be able to secure funding when we need it or on favorable terms We may not be able to raise sufficient funds to commercialize the product candidates we intend to develop.

If we cannot raise adequate funds to satisfy our capital requirements, we will have to delay, scale back or eliminate our research and development activities, clinical studies or future operations. We may also be required to obtain funds through arrangements with collaborators, which arrangements may require us to relinquish rights to certain technologies or products that we otherwise would not consider relinquishing, including rights to future product candidates or certain major geographic markets. This could result in sharing revenues which we might otherwise retain for ourselves. Any of these actions may harm our business, financial condition and results of operations.

The amount of capital we may need depends on many factors, including the progress, timing and scope of our product development programs; the progress, timing and scope of our preclinical studies and clinical trials; the time and cost necessary to obtain regulatory approvals; the time and cost necessary to further develop manufacturing processes and arrange for contract manufacturing; our ability to enter into and maintain collaborative, licensing and other commercial relationships; and our partners’ commitment of time and resources to the development and commercialization of our products.

Our financial situation creates doubt whether we will continue as a going concern.

The Company was incorporated on September 28, 2017 and through the date of this report has generated no revenues. For the years ended December 31, 2020 and 2019, the Company had a net loss of $9,149,227 and $5,827,728, respectively. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available, we may be forced to discontinue operations, which would cause investors to lose their entire investment.

We may need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We expect that our current cash position will be sufficient to fund our current operations for at least the next 18 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities may dilute our existing stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidate or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

Even if we can raise additional funding, we may be required to do so on terms that are dilutive to you.

The capital markets have been unpredictable in the past for unprofitable companies such as ours. In addition, it is generally difficult for development stage companies to raise capital under current market conditions. The amount of capital that a company such as ours is able to raise often depends on variables that are beyond our control. As a result, we may not be able to secure financing on terms attractive to us, or at all. If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet our future needs. If adequate funds are not available on acceptable terms, or at all, our business, including our results of operations, financial condition and our continued viability will be materially adversely affected.

Risks Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

The regulatory approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of our future product candidates, if any.

We will not be permitted to market our product candidates in the United States until we receive approval from the FDA, or in any foreign countries until we receive the requisite approval from corresponding agencies in such countries. The testing, manufacturing, labeling, approval, selling, marketing and distribution of health- and life science-related products are subject to extensive regulation, which regulations differ from country to country.

Successfully completing our clinical program and obtaining approval of a Biologics License Application (“BLA”) is a complex, lengthy, expensive and uncertain process, and the FDA or other applicable foreign regulator may delay, limit or deny approval of our product candidates for many reasons, including, among others, because:

●	we may not be able to demonstrate that our product candidates are safe and effective in treating patients to the satisfaction of the FDA or foreign regulator;

●	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or foreign regulator for marketing approval;

●	the FDA or foreign regulator may disagree with the number, design, size, conduct or implementation of our clinical trials;

●	the FDA or foreign regulator may require that we conduct additional clinical trials;

●	the FDA or foreign regulator may not approve the formulation, labeling or specifications of our product candidates;

●	the contract research organizations (CROs) and other contractors that we may retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;

●	the FDA or foreign regulator may find the data from preclinical studies and clinical trials insufficient to demonstrate that our product candidate(s) are safe and effective for their proposed indications;

●	the FDA or foreign regulator may disagree with our interpretation of data from our preclinical studies and clinical trials;

●	the FDA or foreign regulator may not accept data generated at our clinical trial sites or may disagree with us over whether to accept efficacy results from clinical trial sites outside the United States or outside the EU, as applicable, where the standard of care is potentially different from that in the United States or in the EU, as applicable;

●	if and when our BLAs or foreign equivalents are submitted to the applicable regulatory authorities, such agencies may have difficulties scheduling the necessary review meetings in a timely manner, may recommend against approval of our application or may recommend or require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

●	the FDA or foreign regulator may require development of a Risk Evaluation and Mitigation Strategy (REMS), which would use risk minimization strategies to ensure that the benefits of certain prescription drugs outweigh their risks, as a condition of approval or post-approval;

●	the FDA or other applicable foreign regulatory agencies may not approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or

●	the FDA or the other applicable foreign regulatory agencies may change their approval policies or adopt new regulations.

We may encounter substantial delays in completing our clinical studies which in turn will require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities.

It is difficult to predict if or when any of our product candidates, will prove safe or effective in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

●	delays in reaching, or failing to reach, a consensus with regulatory agencies on study design;

●	delays in reaching, or failing to reach, agreement on acceptable terms with a sufficient number of prospective contract research organizations (“CROs”) and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	delays in obtaining required Institutional Review Board (“IRB”) or Ethics Committee (“EC”) approval at each clinical study site;

●	delays in recruiting a sufficient number of suitable patients to participate in our clinical studies;

●	imposition of a clinical hold by regulatory agencies, after an inspection of our clinical study operations or study sites;

●	failure by our CROs, other third parties or us to adhere to the clinical study, regulatory or legal requirements;

●	failure to perform in accordance with the FDA’s good clinical practices (“GCP”) or applicable regulatory guidelines in other countries;

●	delays in the testing, validation, manufacturing and delivery of sufficient quantities of our product candidates to the clinical sites;

●	delays in having patients’ complete participation in a study or return for post-treatment follow-up;

●	clinical study sites or patients dropping out of a study;

●	delay or failure to address any patient safety concerns that arise during the course of a trial;

●	unanticipated costs or increases in costs of clinical trials of our product candidates;

●	occurrence of serious adverse events associated with the product candidates that are viewed to outweigh their potential benefits; or

●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or ECs of the institutions in which such trials are being conducted, by an independent Safety Review Board (“SRB”) for such trial or by the FDA, European Medicines Agency (“EMA”), or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions.

Clinical study delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Further, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have, nonetheless, failed to obtain marketing approval. If the results of our clinical studies are inconclusive or if there are safety concerns or adverse events associated with our other product candidates, we may:

●	be delayed in obtaining marketing approval for our product candidates, if approved at all;

●	obtain approval for indications or patient populations that are not as broad as intended or desired;

●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;

●	be required to change the way the product is administered;

●	be required to perform additional clinical studies to support approval or be subject to additional post-marketing testing requirements;

●	have regulatory authorities withdraw their approval of a product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy;

●	be sued; or

●	experience damage to our reputation.

Additionally, our product candidates could potentially cause other adverse events that have not yet been predicted. The inclusion of ill patients in our clinical studies may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using. As described above, any of these events could prevent us from achieving or maintaining market acceptance of our product candidates and impair our ability to commercialize our products.

If our future pre-clinical development and future clinical Phase I/II studies are unsuccessful, we may be unable to obtain regulatory approval of, or commercialize, our product candidates on a timely basis or at all.

The successful completion of pre-clinical development and multiple clinical trials is critical to the success of our future products. If the pre-clinical development and clinical trials are unsuccessful or produce inconsistent results or unanticipated adverse side effects, or if we are unable to collect reliable data, regulatory approval of our products could be delayed or not given and as a result we may be unable to commercialize our products. Generally, we expect to engage third parties such as consultants, universities or other collaboration partners to conduct clinical trials on our behalf. Incompatible practices or misapplication of our products by these third parties could impair the success of our clinical trials.

Even if we receive regulatory approval for any of our product candidates, we may not be able to successfully commercialize the product and the revenue that we generate from their sales, if any, may be limited.

If approved for marketing, the commercial success of our product candidates will depend upon each product’s acceptance by the medical community, including physicians, patients and health care payors. The degree of market acceptance for any of our product candidates will depend on a number of factors, including:

●	demonstration of clinical safety and efficacy;

●	relative convenience, dosing burden and ease of administration;

●	the prevalence and severity of any adverse effects;

●	the willingness of physicians to prescribe our product candidates, and the target patient population to try new therapies;

●	efficacy of our product candidates compared to competing products;

●	the introduction of any new products that may in the future become available targeting indications for which our product candidates may be approved;

●	new procedures or therapies that may reduce the incidences of any of the indications in which our product candidates may show utility;

●	pricing and cost-effectiveness;

●	the inclusion or omission of our product candidates in applicable therapeutic and vaccine guidelines;

●	the effectiveness of our own or any future collaborators’ sales and marketing strategies;

●	limitations or warnings contained in approved labeling from regulatory authorities;

●	our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors or to receive the necessary pricing approvals from government bodies regulating the pricing and usage of therapeutics; and

●	the willingness of patients to pay out-of-pocket in the absence of third-party coverage or reimbursement or government pricing approvals.

If any of our product candidates are approved, but do not achieve an adequate level of acceptance by physicians, health care payors, and patients, we may not generate sufficient revenues and we may not be able to achieve or sustain profitability. Our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.

In addition, even if we obtain regulatory approvals, the timing or scope of any approvals may prohibit or reduce our ability to commercialize our product candidates successfully. For example, if the approval process takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render our product candidates not commercially viable. For example, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve any of our product candidates with a label that does not include the labeling claims necessary or desirable for the successful commercialization for that indication. Further, the FDA or comparable foreign regulatory authorities may place conditions on approvals or require risk management plans or a Risk Evaluation and Mitigation Strategy (“REMS”) to assure the safe use of the drug. If the FDA or applicable foreign regulatory agency concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the regulatory agencies will not approve the BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The regulatory agencies may also require a REMS for an approved product when new safety information emerges. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of our product candidates. Moreover, product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following the initial marketing of the product. Any of the foregoing scenarios could materially harm the commercial success of our product candidates.

Adverse events involving our products may lead the FDA or applicable foreign regulatory agency to delay or deny clearance for our products or result in product recalls that could harm our reputation, business and financial results.

Once a product receives regulatory clearance or approval, the agency has the authority to require the recall of commercialized products in the event of adverse side effects, material deficiencies or defects in design or manufacture. The authority to require a recall must be based on a regulatory finding that there is a reasonable probability that the product would cause serious injury or death. Manufacturers may, under their own initiative, recall a product if any material deficiency in a product is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of adverse side effects, impurities or other product contamination, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The regulatory agencies require that certain classifications of recalls be reported to them within ten (10) working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the regulatory agency. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the regulatory agencies. If the regulatory agency disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the regulatory agency could take enforcement action for failing to report the recalls when they were conducted.

The in-licensing of technologies and the successful testing and early development of technologies in the laboratory may not be indicative of future results and may not result in commercially viable technologies or products. Further, our future products may have to be modified from their originally conceived versions in order to reach or be successful in the market.

Positive results from laboratory testing and early developmental successes, may not be predictive of future successful development, commercialization and sales results and should not be relied upon as evidence that products developed from our technologies will become commercially viable and successful. Further, the products we plan to develop in the future may have to be significantly modified from their originally conceived versions in order for us to control costs, compete with similar products, receive market acceptance, meet specific development and commercialization timeframes, avoid potential infringement of the proprietary rights of others, or otherwise succeed in developing our business and earning ongoing revenues. This can be a costly and resource draining activity. What appear to be promising technologies when we license them may not lead to viable technologies or products, or to commercial success.

Complying with numerous regulations pertaining to our business is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

We are subject to the Clinical Laboratory Improvement Amendment of 1988, or CLIA, which is a federal law regulating clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. Our clinical laboratory is located in Richmond, Virginia and must be certified under CLIA in order for us to perform testing on human specimens. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. We currently hold a CLIA certificate to perform high-complexity testing. Laboratories performing high complexity testing are required to meet more stringent requirements than laboratories performing less complex tests. CLIA regulations require clinical laboratories like ours to comply with various operational, personnel, facilities administration, quality, and proficiency testing requirements intended to ensure that testing services are accurate, reliable and timely. CLIA certification is a prerequisite for reimbursement eligibility for services provided to state and federal health care program beneficiaries. CLIA is user-fee funded. Therefore, all costs of administering the program must be covered by the regulated facilities, including certification and survey costs. To renew this certificate, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make periodic inspections of our clinical laboratory outside of the renewal process. The failure to comply with CLIA requirements can result in enforcement actions, including the revocation, suspension, or limitation of our CLIA certificate of compliance, as well as a directed plan of correction, state on-site monitoring, civil money penalties, civil injunctive suit and/or criminal penalties. We must maintain CLIA compliance and certification to be eligible to bill for assays provided to Medicare beneficiaries. If we were to be found out of compliance with CLIA program requirements and subjected to sanctions, our business and reputation could be harmed. Even if it were possible for us to bring our laboratory back into compliance, we could incur significant expenses and potentially lose revenue in doing so.

Additionally, certain states require laboratory licenses in order to test specimens from patients in those states or received from ordering physicians in those states. We may also be subject to regulation in foreign jurisdictions if we seek to expand international distribution of our assays outside the United States.

If we were to lose our CLIA certification or state laboratory licenses, whether as a result of a revocation, suspension or limitation, we would no longer be able to offer our assays (including our AditxtScore™ platform), which would limit our revenues and harm our business. If we were to lose, or fail to obtain, a license in any other state where we are required to hold a license, we would not be able to test specimens from those states.

Risks Related to the Company and our Business

Our technology is subject to licenses from LLU and Stanford, each of which are revocable in certain circumstances, including in the event we do not achieve certain payments and milestone deadlines. Without these licenses, we may not be able to continue to develop our product candidates.

The LLU License Agreement may be terminated by LLU in the event of a breach by us of any non-payment provision (including the provision that requires us to meet certain deadlines for milestone events (each, a “Milestone Deadline”)) not cured within 90 days after delivery of written notice by LLU. Additional Milestone Deadlines include: (i) the requirement to have regulatory approval of an IND application to initiate first-in-human clinical trials on or before March 31, 2022, (ii) the completion of first-in-human (phase I/II) clinical trials by March 31, 2024, (iii) the completion of Phase III clinical trials by March 31, 2026 and (iv) biologic licensing approval (BLA) by the FDA by March 31, 2027. If the LLU License Agreement were to be terminated by LLU, we would lose our most significant asset and may no longer be able to develop our product candidates, which would have a material adverse effect on our operations.

The February 2020 License Agreement with Stanford may be terminated by Stanford if we (i) are delinquent on any report or payments; (ii) are not diligently developing and commercializing Licensed Product (as defined in the February 2020 License Agreement); (iii) miss a milestone described in the agreement; (iv) are in breach of any other provision of the agreement; or (v) if we provide a false report to Stanford. The Termination discussed above will take effect only upon 30 days written notice by Stanford unless we remedy the breach within a 30 day cure period. If the February 2020 License Agreement were to be terminated by Stanford, we would lose a significant asset and may no longer be able to develop our product candidates, which would have a material adverse effect on our operations.

Our results of operations will be affected by the level of royalty and milestone payments that we are required to pay to third parties.

The LLU License Agreement and February 2020 License Agreement with Stanford each require us to remit royalty payments and meet certain performance milestones related to in-licensed intellectual property. Any failure on our part to pay royalties owed or meet milestones could lead to us losing rights under our licenses and could thereby adversely affect our business. As our product sales increase, we may, from time-to-time, disagree with our third-party collaborators as to the appropriate royalties owed and the resolution of such disputes may be costly and may consume management’s time. Furthermore, we may enter into additional license agreements in the future, which may also include royalty payments.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of drugs is highly competitive. We compete with a variety of multinational pharmaceutical companies and specialized biotechnology companies, as well as products and processes being developed at universities and other research institutions. Our competitors have developed, are developing or will develop product candidates and processes competitive with our product candidates. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that may enter the market. We believe that a significant number of products are currently available, under development, and may become commercially available in the future, for the treatment of indications for which we may try to develop product candidates.

More established companies may have a competitive advantage over us due to their greater size, cash flows and institutional experience. Compared to us, many of our competitors may have significantly greater financial, technical and human resources. As a result of these factors, our competitors may have an advantage in marketing their approved products and may obtain regulatory approval of their product candidates before we are able to, which may limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are safer, more effective, more widely used and less expensive than ours, and may also be more successful than us in manufacturing and marketing their products.

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our technologies and products under development, and our business, may fail if we are not able to successfully commercialize them and ultimately generate significant revenues as a result.

Successful development of technologies and our product candidates will require significant additional investment, including costs associated with additional development, completing trials and obtaining regulatory approval, as well as the ability to manufacture or have others manufacture our products in sufficient quantities at acceptable costs while also preserving product quality. Difficulties often encountered in scaling up production include problems involving production yields, quality control and assurance, shortage of qualified personnel, production costs and process controls. In addition, we are subject to inherent risks associated with new technologies and products. These risks include the possibility that any of our technologies or future products may:

●	be found unsafe;

●	be ineffective or less effective than anticipated;

●	fail to receive necessary regulatory approvals;

●	be difficult to competitively price relative to alternative solutions;

●	be harmful to consumers or the environment;

●	be difficult to manufacture on an economically viable scale;

●	be subject to supply chain constraints for raw materials;

●	fail to be developed and accepted by the market prior to the successful marketing of alternative products by competitors;

●	be difficult to market because of infringement on the proprietary rights of third parties; or

●	be too expensive for commercial use.

Furthermore, we may be faced with lengthy market partner or distributor evaluation and approval processes. Consequently, we may incur substantial expenses and devote significant management effort in order to customize products for market partner or distributor acceptance, though there can be no assurance of such acceptance. As a result, we cannot accurately predict the volume or timing of any future sales.

Customers may not adopt our products quickly, or at all.

Customers in the sector in which we operate can be generally cautious in their adoption of new products and technologies. In addition, given the relative novelty of our future planned products (including our AditxtScore™ platform), customers of those products may require education regarding their utility and use, which may delay their adoption. There can be no assurance that customers will adopt our products quickly, or at all.

The significant level of competition in the markets for our products developed in the future may result in pricing pressure, reduced margins or the inability of our future products to achieve market acceptance.

The markets for our future products are intensely competitive and rapidly changing. We may be unable to compete successfully, which may result in price reductions, reduced margins and the inability to achieve market acceptance for our products.

Our competitors may have longer operating histories, significantly greater resources, greater brand recognition and large customer bases than we do. As a result, they may be able to devote greater resources to the manufacture, promotion or sale of their products, receive greater resources and support from market partners and independent distributors, initiate or withstand substantial price competition or more readily take advantage of acquisition or other opportunities.

We rely on third parties for the distribution of our current and future products, including our AditxtScore™ platform. If these parties do not distribute our products in a satisfactory or timely manner, in sufficient quantities or at an acceptable cost, our sales and development efforts could be delayed or otherwise negatively affected.

We rely on third parties for the distribution of our current and future products, including our AditxtScore™ platform. Our reliance on third parties to distribute products may present significant risks to us, including the risk that should any of these third parties fail to adequately distribute our products and services to end consumers and other market participants, our business may be materially harmed. Additionally, if we need to enter into agreements for the distribution of our future products with other third parties, there can be no assurance we will be able to do so on favorable terms, if at all.

We may rely on third parties for the production of our future products. If these parties do not produce our products at a satisfactory quality, in a timely manner, in sufficient quantities or at an acceptable cost, our sales and development efforts could be delayed or otherwise negatively affected.

We may rely on third parties for the manufacture of our future products. Our reliance on third parties to manufacture our future products may present significant risks to us, including the following:

●	reduced control over delivery schedules, yields and product reliability;

●	price increases;

●	manufacturing deviations from internal and regulatory specifications;

●	the failure of a key manufacturer to perform as we require for technical, market or other reasons;

●	difficulties in establishing additional manufacturer relationships if we are presented with the need to transfer our manufacturing process technologies to them;

●	misappropriation of our intellectual property; and

●	other risks in potentially meeting our product development schedule or satisfying the requirements of our market partners, distributors, direct customers and end users.

If we need to enter into agreements for the manufacturing of our future products, there can be no assurance we will be able to do so on favorable terms, if at all.

If we are unable to establish successful relations with third-party market partners or distributors, or these market partners or distributors do not focus adequate resources on selling our products or are otherwise unsuccessful in selling them, sales of our products may not develop.

We anticipate relying on independent market partners and distributors to distribute and assist us with the marketing and sale of our products. Our future revenue generation and growth will depend in large part on our success in establishing and maintaining this sales and distribution channel. If our market partners and distributors are unable to sell our products, or receive negative feedback from end users, they may not continue to purchase or market our products. In addition, there can be no assurance that our market partners and distributors will focus adequate resources on selling our products to end users or will be successful in selling them. Many of our potential market partners and distributors are in the business of distributing and sometimes manufacturing other, possibly competing, products. As a result, these market partners and distributors may perceive our products as a threat to various product lines currently being distributed or manufactured by them. In addition, these market partners and distributors may earn higher margins by selling competing products or combinations of competing products. If we are unable to establish successful relationships with independent market partners and distributors, we will need to further develop our own sales and distribution capabilities, which would be expensive and time-consuming and might not be successful.

If we are not able to attract and retain highly skilled employees and contractors, we may not be able to implement our business model successfully.

We will rely upon employees and third-party consultant/contractors to effectively establish, manage and grow our business. Consequently, we believe that our future viability will depend largely on our ability to attract and retain highly skilled personnel. In order to do so, we may need to pay higher compensation, fees, and/or other incentives to our employees or consultants than we currently expect, and such higher compensation payments would have a negative effect on our operating results. Competition for experienced, high-quality employees, consultants and contractors is intense and we cannot assure that we will be able to recruit and retain such personnel. We may not be able to hire or retain the necessary personnel to implement our business strategy. Our failure to hire and retain such personnel could impair our ability to develop new products and manage our business effectively.

The loss of our management team or other key personnel would have an adverse impact on our future development and impair our ability to succeed.

In the early stages of development, our business will be significantly dependent on the Company’s management team and other key personnel. Our success will be particularly dependent upon Mr. Amro Albanna and Dr. Shahrokh Shabahang. The loss of any one of these individuals or any other future key personnel could have a material adverse effect on the Company and our ability to further execute our intended business.

The use of our products may be limited by regulations, and we may be exposed to product liability and remediation claims.

The use of our planned products may be regulated by various local, state, federal and foreign regulators. Even if we are able to comply with all such regulations and obtain all necessary registrations, we cannot provide assurance that our future products will not cause injury to the environment, people, or animals and/or otherwise have unintended adverse consequences, under all circumstances. For example, our products may be improperly combined with other chemicals or, even when properly combined, our products may be blamed for damage caused by those other chemicals. The costs of remediation or products liability could materially adversely affect our results, financial condition and operations.

We may be held liable for, or incur costs to settle, liability and remediation claims if any products we develop, or any products that use or incorporate any of our technologies, cause injury or are found unsuitable during product testing, manufacturing, marketing, sale or use. These risks exist even with respect to products that have received, or may in the future receive, regulatory approval, registration or clearance for commercial use. We cannot guarantee that we will be able to avoid product liability exposure.

At the stage customary to do so, we expect to maintain product liability insurance at levels we believe are sufficient and consistent with industry standards for like companies and products. However, we cannot guarantee that our product liability insurance will be sufficient to help us avoid product liability-related losses. In the future, it is possible that meaningful insurance coverage may not be available on commercially reasonable terms or at all. In addition, a product liability claim could result in liability to us greater than our assets or insurance coverage. Moreover, even if we have adequate insurance coverage, product liability claims or recalls could result in negative publicity or force us to devote significant time and attention to these matters, which could harm our business.

There may be limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm our Company.

We do not expect that internal control over financial accounting and disclosure, even if timely and well established, will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially adversely affect our business.

COVID-19 may impact our operations.

On January 30, 2020 the World Health Organization declared the COVID-19 coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The COVID-19 coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the Company, capital raise efforts and additional development of our technologies may be negatively affected.

Risks Relating to Our Intellectual Property Rights

The failure to obtain or maintain patents, licensing agreements and other intellectual property could materially impact our ability to compete effectively.

In order for our business to be viable and to compete effectively, we need to develop and maintain, and we will heavily rely on, a proprietary position with respect to our technologies and intellectual property. However, there are significant risks associated with our actual or proposed intellectual property. The risks and uncertainties that we face with respect to our rights principally include the following:

●	pending patent applications we have filed or will file may not result in issued patents or may take longer than we expect to result in issued patents;

●	we may be subject to interference proceedings;

●	we may be subject to reexamination proceedings;

●	we may be subject to post grant review proceedings;

●	we may be subject to inter partes review proceedings;

●	we may be subject to derivation proceedings;

●	we may be subject to opposition proceedings in the U.S. or in foreign countries;

●	any patents that are issued to us may not provide meaningful protection;

●	we may not be able to develop additional proprietary technologies that are patentable;

●	other companies may challenge patents licensed or issued to us;

●	other companies may have independently developed and patented (or may in the future independently develop and patent) similar or alternative technologies, or duplicate our technologies;

●	other companies may design around technologies we have licensed or developed;

●	enforcement of patents is complex, uncertain and very expensive and we may not be able to secure, enforce and defend our patents; and

●	in the event that we were to ever seek to enforce our patents in ligation, there is some risk that they could be deemed invalid, not infringed, or unenforceable.

We cannot be certain that any patents will be issued as a result of any pending or future applications, or that any patents, once issued, will provide us with adequate protection from competing products. For example, issued patents may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope. In addition, since publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot be certain that we or our licensors were the first to invent or to file patent applications covering them.

It is also possible that others may have or may obtain issued patents that could prevent us from commercializing our products or require us to obtain licenses requiring the payment of significant fees or royalties in order to enable us to conduct our business. There is no guarantee that such licenses will be available based on commercially reasonable terms. As to those patents that we have licensed, our rights depend on maintaining our obligations to the licensor under the applicable license agreement, and we may be unable to do so.

If we are unable to obtain and maintain patent protection for our products, or if the scope of the patent protection obtained is not sufficiently broad, competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products could be impaired.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost, in a timely manner, or in all jurisdictions. It is also possible that we will fail to identify patentable aspects of our development output before it is too late to obtain patent protection.

The patent position of life science companies generally is highly uncertain, involves complex legal and factual questions and has in past years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States and we may fail to seek or obtain patent protection in all major markets. For example, unlike the U.S., European patent law restricts the patentability of methods of treatment of the human body. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection, even post-grant.

Recent patent reform legislation has increased the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The U.S. Patent and Trademark Office, or USPTO, recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights (whether licensed or otherwise held) or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights (whether licensed or otherwise held), allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications (whether licensed or otherwise held) is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Even if our patent applications (whether licensed or otherwise held) result in the issuance of patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our licensed or owned patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical products, or limit the duration of the patent protection of our products. Given the amount of time required for the development, testing and regulatory review of new life science product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property rights portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may become involved in lawsuits to protect or enforce our intellectual property rights, which could be expensive, time-consuming and ultimately unsuccessful.

Competitors may infringe our intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property or that our intellectual property is invalid or unenforceable. In addition, in a patent infringement proceeding, a court may decide that a licensed or owned patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover that technology. Moreover, lawsuits to protect or enforce our intellectual property rights could be expensive, time-consuming and ultimately unsuccessful.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain.

Our commercial success depends upon our ability to develop, manufacture, market and sell our product candidates without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the life sciences industry. We cannot guarantee that our product candidates will not infringe third-party patents or other proprietary rights. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including inter partes review, interference, or derivation proceedings before the USPTO and similar bodies in other countries. Third parties may assert infringement claims against us based on existing intellectual property rights and intellectual property rights that may be granted in the future.

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our own patent protection could be reduced or eliminated for noncompliance with these requirements.

Periodic maintenance fees and annuities on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter our markets, which could have a material adverse effect on our business.

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.

Certain of our employees and contractors were previously employed at universities or other companies, including potential competitors. Although we try to ensure that our employees and contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these employees or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims, and any such litigation could have an unfavorable outcome.

In addition, while it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and adverse results, and be a distraction to management.

Some intellectual property which we own or have licensed may have been discovered through government funded programs such as, for example, the government funded programs referenced in intellectual property licensed under the LLU License Agreement, and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements, and a preference for United States industry. Compliance with such regulations may limit our exclusive rights, subject us to expenditure of resources with respect to reporting requirements, and limit our ability to contract with non-U.S. manufacturers.

Some of the intellectual property rights we own or have licensed have been generated through the use of United States government funding and may therefore be subject to certain federal regulations. As a result, the United States government may have certain rights to intellectual property embodied in our current or future products and product candidates pursuant to the Bayh-Dole Act of 1980. These United States government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the United States government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The United States government also has the right to take title to these inventions if we fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the United States government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the United States government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for United States manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. Any exercise by the government of any of the foregoing rights could harm our competitive position, business, financial condition, results of operations and prospects.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of our common stock. Such litigation or proceedings could increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

We may spend considerable resources developing and maintaining patents, licensing agreements and other intellectual property that may later be abandoned or may otherwise never result in products brought to market.

Not all technologies and candidate products that initially show potential as the basis for future products ultimately meet the rigors of our development process and as a result may be abandoned and/or never otherwise result in products brought to market. In some cases, prior to abandonment we may be required to incur significant costs developing and maintaining intellectual property and/or maintaining license agreements and our business could be harmed by such costs.

We rely on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, our operations could be disrupted, and our business could be negatively affected.

We rely on information technology networks and systems to process, transmit and store electronic and financial information; to coordinate our business; and to communicate within our Company and with customers, suppliers, partners and other third-parties. These information technology systems may be susceptible to damage, disruptions or shutdowns, hardware or software failures, power outages, computer viruses, cyber-attacks, telecommunication failures, user errors or catastrophic events. If our information technology systems suffer severe damage, disruption or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, our operations could be disrupted, and our business could be negatively affected. In addition, cyber-attacks could lead to potential unauthorized access and disclosure of confidential information, and data loss and corruption. There is no assurance that we will not experience these service interruptions or cyber-attacks in the future.

Risks Related to Our Common Stock

We are currently listed on The Nasdaq Capital Market. If we are unable to maintain listing of our securities on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our stockholders to sell their securities.

Although our common stock is currently listed on The Nasdaq Capital Market, we may not be able to continue to meet the exchange’s minimum listing requirements or those of any other national exchange. If we are unable to maintain listing on Nasdaq or if a liquid market for our common stock does not develop or is sustained, our common stock may remain thinly traded.

The listing rules of Nasdaq require listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, we should fail to maintain compliance with these listing standards and Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our stockholders:

●	the liquidity of our common stock;

●	the market price of our common stock;

●	our ability to obtain financing for the continuation of our operations;

●	the number of institutional and general investors that will consider investing in our common stock;

●	the number of investors in general that will consider investing in our common stock;

●	the number of market makers in our common stock;

●	the availability of information concerning the trading prices and volume of our common stock; and

●	the number of broker-dealers willing to execute trades in shares of our common stock.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any and all future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their securities, and holders may be unable to sell their securities on favorable terms or at all. We cannot assure you of a positive return on your investment or that you will not lose the entire amount of your investment.

Upon dissolution of our Company, you may not recoup all or any portion of your investment.

In the event of a liquidation, dissolution or winding-up of our Company, whether voluntary or involuntary, our assets would be used to pay all of our debts and liabilities, and only thereafter would any remaining assets be distributed to our stockholders, subject to rights of the holders of the Preferred Stock, if any, on a pro rata basis. There can be no assurance that we will have assets available from which to pay any amounts to our stockholders upon such a liquidation, dissolution or winding-up. In such an event, you would lose all of your investment.

Limitation of Liability and Indemnification of Management.

The Delaware General Corporation Law and the Company’s Amended and Restated Certificate of Incorporation provide for the limitation of the liability of directors for monetary damages. Such provisions may discourage shareholders from bringing a lawsuit against directors for breaches of fiduciary duty and may also have the effect of reducing the likelihood of derivative litigation against directors and officers even though such action, if successful, might otherwise be a benefit to the Company’s shareholders. In addition, a shareholder’s investment in the Company may be adversely affected to the extent that costs of settlement and damage awards against the Company’s officers or directors are paid by the Company pursuant to such provisions. Additionally, in accordance with Delaware law and the Company’s Amended and Restated Certificate of Incorporation, the Company shall indemnify, hold harmless and provide advancement of expenses, to the fullest extent permitted by applicable law, directors, officers, employees, and agents that are made a party or threatened to be made a party to legal proceedings by reason of the fact that such parties were working at the request of the Company. We direct you to the Company’s Amended and Restated Certificate of Incorporation for more information.

Anti-takeover provisions under Delaware law could discourage, delay or prevent a change in control of our Company and could affect the trading price of our securities.

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders.

Our management team is required to devote substantial time to public company compliance initiatives.

As a publicly reporting company, we incur significant legal, accounting and other expenses. Our management and other personnel devote a substantial amount of time to comply with our reporting obligations. Moreover, these reporting obligations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

Failure to develop our internal controls over financial reporting as we grow could have an adverse impact on us.

As our Company matures, we will need to develop our current internal control systems and procedures to manage our growth. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish appropriate controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting interests of then-current stockholders and impairing their voting rights, and provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Our Amended and Restated Certificate of Incorporation provides for the authorization to issue up to 3,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Our board of directors is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company. In addition, advanced notice is required prior to stockholder proposals, which might further delay a change of control.

Our Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between the Company and its stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers or employees.

Our Amended and Restated Certificate of Incorporation provides that unless the Company consents in writing to the selection of an alternative forum, the State of Delaware is the sole and exclusive forum for: (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim against the Company, its directors, officers or employees arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”) or our Amended and Restated Certificate of Incorporation or the Company’s Amended and Restated Bylaws, or (iv) any action asserting a claim against the Company, its directors, officers, employees or agents governed by the internal affairs doctrine, except for, as to each of (i) through (iv) above, any claim as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or for which the Court of Chancery does not have subject matter jurisdiction. This exclusive forum provision would not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. However, our Amended and Restated Bylaws contain a federal forum provision which provides that unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of capital stock of the Corporation are deemed to have notice of and consented to this provision. The Supreme Court of Delaware has held that this type of exclusive federal forum provision is enforceable. There may be uncertainty, however, as to whether courts of other jurisdictions would enforce such a provision, if applicable.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find our choice of forum provisions contained in either our Amended and Restated Certificate of Incorporation or Amended and Restated Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

We are an “emerging growth company” and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an “emerging growth company” we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates for complying with new or revised accounting standards.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease property consisting of office and laboratory space located at 2569 Wyandotte, St., Suite 101 Mountain View, CA 94043. The lease expires on August 31, 2024, subject to extension.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On June 30, 2020, our common stock began trading on the Nasdaq Capital Market under the symbol “ADTX.” Prior to that time, there was no public market for our common stock.

Holders

As of March 24, 2021, there were approximately 135 record holders of our common stock and no holders of our preferred stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors deems relevant.

Recent Sales of Unregistered Securities

On November 6, 2020 the Company issued warrants to a consultant to purchase up to 120,000 shares of common stock at an exercise price of $1.92 per share for services rendered.

On December 31, 2020, the Company issued a consultant 650,000 shares of common stock upon completion of certain milestones included in a consulting agreement.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report.

Use of Proceeds from Initial Public Offering

On July 2, 2020, we completed our initial public offering (“IPO”). In connection therewith, we issued 1,226,668 Units (the “Units”), excluding the underwriters’ option to cover overallotments, at an offering price of $9.00 per Unit, resulting in gross proceeds of approximately $11.0 million. The Units issued in the IPO consisted of one share of common stock, one Series A warrant, and one Series B warrant. The Series A warrants originally had an exercise price of $9.00 and a term of 5 years. In addition, we issued a Unit Purchase Option at an exercise price of $11.25 per unit to the underwriters to purchase up to 67,466 units, with each unit consisting of (i) one share of common stock and (ii) one Series A Warrant. On August 19, 2020 we modified the exercise price of the Series A Warrants from $9.00 per share to $4.50 per share. The term of the Series A Warrants was not modified. The Series B warrants have an exercise price of $11.25 per share, a term of 5 years and contain a cashless exercise option upon certain criteria being met. As of December 31, 2020, substantially all of the Series B warrants issued in the IPO have been exercised pursuant to a cashless provision therein.

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

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus related to the offering, dated June 29, 2020, as filed with the SEC.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and other financial information included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.”

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

Recent Developments

On January 25, 2021 (the “Closing Date”), we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional accredited investor for the offering, sale, and issuance (the “Offering”) of a $6,000,000 Senior Secured Convertible Promissory Note (the “Note”). Concurrently with the sale of the Note, pursuant to the Purchase Agreement, we also issued a warrant “January 2021 Warrant”) to the investor to purchase up to 800,000 shares (the “January 2021 Warrant Shares”) of the Company’s common stock. As a result of the Offering, the Company received aggregate gross proceeds of $5,000,000.

The Note has a twenty-four month term and is convertible at the option of the investor at any time prior to maturity in shares of Common Stock (the “Conversion Shares”) at an initial conversion price of $4.00 per share, subject to adjustment under certain circumstances. The Note amortizes in nineteen (19) equal monthly installments (the “Installment Payments”) starting the first day of the sixth month after the Closing Date (each, an “Installment Date”). At the Company’s option, Installment Payments may be made in cash or in shares of the Company’s common stock. If the Company elects to repay in cash, the amount payable shall be 105% of the applicable Installment Payment. If the Company elects to repay in shares of common stock, the shares shall be priced at the lowest of (i) the Conversion Price then in effect, and (ii) the greater of (x) the Floor Price (as defined in the Note) and (y) the lower of 90% of the lowest volume weighted average price (VWAP) of the common stock for each of the five (5) Trading Days (as such term is defined in the Note) ending and including the Trading Day immediately prior to the applicable Installment Date.

All Installment Payments are subject to the investor’s right to (a) defer some or all of any Installment Payment to a subsequent Installment Date or (b) to convert an additional Installment Payment of the Note at the then-current Installment Price until the next Installment Date. Upon the occurrence of an Event of Default or a Change of Control (as such terms are defined in the Note), the Note is subject to redemption by the investor. The Company is prohibited from effecting a conversion of the Note to the extent that, as a result of such exercise, the investor, together with the its affiliates, would beneficially own more than 4.99% of the number of shares of common stock of the Company outstanding immediately after giving effect to the issuance of the such shares, which beneficial ownership limitation may be increased by the investor up to, but not exceeding, 9.99%.

The January 2021 Warrants are immediately exercisable for a period of three (3) years at an exercise price of $4.00 per share, subject to adjustment. After a period of one hundred eight (180) days, if a registration statement covering the resale of the shares of common stock underlying the January 2021 Warrants is not effective, the holder may exercise the January 2021 Warrant by means of a cashless exercise. The Company is prohibited from effecting an exercise of the January 2021 Warrants to the extent that, as a result of such exercise, the holder of the January 2021 Warrants together with the holder’s affiliates, would beneficially own more than 4.99% of the number of shares of common stock of the Company outstanding immediately after giving effect to the issuance of the such shares, which beneficial ownership limitation may be increased by the holder up to, but not exceeding, 9.99%.

Additionally, until the earlier of the (i) one year anniversary the Closing Date, and (ii) such time as less than $2 million of aggregate Principal Amount (as such term is defined in the Note) of the Note remains outstanding, the Company is prohibited from effecting or entering into an agreement to effect any issuance of securities involving a Variable Rate Transaction (as such term is defined in the Purchase Agreement).

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

The initial application of the platform will be AditxtScore™ for COVID-19 which has been designed to provide a more complete assessment of an individual’s infection and immunity status with respect to the SARS-CoV-2 virus. Infection status will be determined by evaluating the presence or absence of the virus, and immunity status by measuring levels of antibodies against viral antigens and their ability to neutralize the virus. We will soon be expanding the panel to measure other components of the immune response such as cellular immunity. In early 2021, we established our AditxtScore™ Immune Monitoring Center in Richmond, Virginia (the “Center”). The Center operates as a Clinical Laboratory Improvement Amendments (CLIA) certified facility for the processing of our AditxtScore™ for COVID-19 Lab Developed Test (LDT) for our prospective channel partners, including labs and hospitals.

License Agreement with Loma Linda University

On March 8, 2018, we entered into an Assignment Agreement (the “Assignment Agreement”) with Sekris Biomedical, Inc. (“Sekris”). Sekris was a party to a License Agreement with Loma Linda University (“LLU”), entered into and made effective on May 25, 2011, and amended on June 24, 2011, July 16, 2012 and December 27, 2012 (the “Original Agreement,” and together with the Assignment Agreement, the “Sekris Agreements”). Pursuant to the Assignment Agreement, Sekris transferred and assigned all of its rights and obligations in and to the liabilities under the Original Agreement, of whatever kind or nature, to us. In exchange, on March 8, 2018, we issued a warrant to Sekris to purchase up to 500,000 shares of our common stock (the “Sekris Warrant”). The warrant was immediately exercisable and has an exercise price of $4.00 per share. The expiration date of the warrant is March 8, 2023. On March 15, 2018, as amended on July 1, 2020, we entered into a LLU License Agreement directly with Loma Linda University, which amends and restates the Sekris Agreements.

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

Pursuant to the LLU License Agreement, we are required to pay an annual license fee to LLU. Also, we paid LLU $455,000 in July 2020 in payment of outstanding milestone payments and license fees. We are also required to pay to LLU milestone payments in connection with certain development milestones. Specifically, we are required to make the following milestone payments: $175,000 on March 31, 2022; $100,000 on March 31, 2024; $500,000 on March 31, 2026; and $500,000 on March 31, 2027. Additionally, as consideration for prior expenses incurred by LLU to prosecute, maintain and defend the LLU Patent and Technology Rights, we were obligated to make the following payments to LLU:, $70,000 was paid at the end of December 2018, and a final payment of $60,000 due at the end of March 2019. We are required to defend the LLU Patent and Technology Rights during the term of the LLU License Agreement. Additionally, we will owe royalty payments of (i) 1.5% of Net Product Sales and Net Service Sales on any Licensed Products (defined as any finished pharmaceutical products which utilizes the LLU Patent and Technology Rights in its development, manufacture or supply), and (ii) 0.75% of Net Product Sales and Net Service Sales for Licensed Products and Licensed Services not covered by a valid patent claim for technology rights and know-how for a three (3) year period beyond the expiration of all valid patent claims. We also are required to produce a written progress report to LLU, discussing our development and commercialization efforts, within 45 days following the end of each year. All intellectual property rights in and to LLU Patent and Technology Rights shall remain with LLU (other than improvements developed by or on our behalf).

The LLU License Agreement shall terminate on the last day that a patent granted to us by LLU is valid and enforceable or the day that the last patent application licensed to us is abandoned. The LLU License Agreement may be terminated by mutual agreement or by us upon 90 days written notice to LLU. LLU may terminate the LLU License Agreement in the event of (i) non-payments or late payments of royalty, milestone and license maintenance fees not cured within 90 days after delivery of written notice by LLU, (ii) a breach of any non-payment provision (including the provision that requires us to meet certain deadlines for milestone events (each, a “Milestone Deadline”)) not cured within 90 days after delivery of written notice by LLU and (iii) LLU delivers notice to us of three or more actual breaches of the LLU License Agreement by us in any 12-month period. Additional Milestone Deadlines include: (i) the requirement to have regulatory approval of an IND application to initiate a first-in-human clinical trials on or before March 31, 2022, (ii) the completion of first-in-human (phase I/II) clinical trials by March 31, 2024, (iii) the completion of Phase III clinical trials by March 31, 2026 and (iv) biologic licensing approval by the FDA by March 31, 2027.

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

We were obligated to pay and paid a fee of $25,000 to Stanford within 60 days of February 3, 2020. We also issued 18,750 shares of the Company’s common stock to Stanford. An annual licensing maintenance fee is payable by us on the first anniversary of the February 2020 License Agreement in the amount of $40,000 for 2021 through 2024 and $60,000 starting in 2025 until the license expires upon the expiration of the patent. The Company is required to pay and has paid $25,000 for the issuances of certain patents. The Company will pay milestone fees of $50,000 on the first commercial sales of a licensed product and $25,000 at the beginning of any clinical study for regulatory clearance of an in vitro diagnostic product developed and a potential licensed product. We are also required to: (i) provide a listing of the management team or a schedule for the recruitment of key management positions by March 31, 2020 (which has been completed), (ii) provide a business plan covering projected product development, markets and sales forecasts, manufacturing and operations, and financial forecasts until at least $10,000,000 in revenue by June 30, 2020 (which has been completed), (iii) conduct validation studies by September 30, 2020 (which has been completed), (iv) hold a pre-submission meeting with the FDA by September 30, 2020 (which has been completed), (v) submit a 510(k) application to the FDA, Emergency Use Authorization (“EUA”), or a Laboratory Developed Test (“LDT”) by March 31, 2021, (vi) obtain FDA approval by December 31, 2021, (vii) complete a prototype assay kit by December 31, 2021 and (viii) have a written agreement with Stanford on further development and commercialization milestones for specific fields of use by December 31, 2021.

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

Going Concern

We were incorporated on September 28, 2017 and has not generated revenues to date. During the year ended December 31, 2020 we had a net loss of $9,149,227 and will require significant additional capital in order to operate in the normal course of business and fund clinical studies in the long-term. As a result of the IPO and the September 2020 Offering, we received net proceeds of approximately $18 million during the period. We believe that the funds raised by the IPO and the September 2020 Offering will be sufficient to fund our operations for at least the next 12 months. As a result, these conditions have alleviated the doubt regarding our ability to continue as a going concern beyond one year.

Financial Results

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Our financial statements as of December 31, 2020, show a net loss of $9,149,227. We expect to incur additional net expenses over the next several years as we continue to maintain and expand our existing operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

On July 2, 2020, we completed an IPO. In connection therewith, we issued 1,226,668 Units, excluding the underwriters’ overallotment, at an offering price of $9.00 per Unit, resulting in gross proceeds of approximately $11.0 million. The Units issued in the IPO consisted of one share of common stock, one Series A warrant, and one Series B warrant. The Series A warrants originally had an exercise price of $9.00 and a term of 5 years. In addition, the Company issued a Unit Purchase Option at an exercise price of $11.25 per unit to the underwriters to purchase up to 67,466 units, with each unit consisting of (i) one share of common stock and (ii) one Series A Warrant. On August 19, 2020 the Company modified the exercise price of the Series A Warrants from $9.00 per share to $4.50 per share. The term of the Series A Warrants was not modified. The Series B warrants have an exercise price of $11.25 per share and a term of 5 years. Substantially all of the Series B warrants issued in the IPO as part of the Units have been exercised pursuant to a cashless provision therein.

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

Results of Operations

Results of operations for the year ended December 31, 2020

During the year ended December 31, 2020, we incurred a loss from operations of $8,872,209. This is due to general and administrative expenses of $7,852,256, which includes $3,188,840 in stock-based compensation, research and development of $937,966, and sales and marketing expenses of $81,987. The $937,966 in research and development is comprised of $258,635 in licensing fees, $519,171 in product development, and $160,160 in other research and development expense.

During the year ended December 31, 2019, we incurred a loss from operations of $5,870,798. This is due to general and administrative expenses of $5,694,806, which includes $4,221,733 in stock-based compensation, research and development of $175,441, which includes $10,000 in stock-based compensation, and sales and marketing expenses of $551. The $175,441 in research and development is comprised of $18,396 in licensing fees, $54,000 in product development and $103,045 in other research and development expense.

The increase in expenses during the year ended December 31, 2020 compared to the year ended December 31, 2019 was due to the Company beginning to execute its business plan and incur costs of being a public company.

Liquidity and Capital Resources

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2020, we had an accumulated deficit of $20,879,178. We had working capital of $9,806,195 as of December 31, 2020. During the year ended December 31, 2020, we paid off outstanding notes payable with a principal totaling $715,600 and accrued interest totaling $5,842. During the year ended December 31, 2020, we paid $170,629 for the purchase of fixed assets and $58,475 on payments for financed assets. These fixed assets were purchased to furnish our new office and laboratory. Approximately $105,000 of these purchased fixed assets were lab equipment, approximately $55,000 was for office furniture and equipment, approximately $10,000 was for computers, and approximately $1,000 was for other fixed assets.

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

The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our clinical development program. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us to, among other things, delay, scale back or eliminate expenses including some or all of our planned development, including our clinical trials. While we may need to raise funds in the future, we believe the current cash reserves should be sufficient to fund our operation for the foreseeable future. Because of these factors, we believe that this alleviates the issues about our ability to continue as a going concern.

Contractual Obligations

The following table shows our contractual obligations as of December 31, 2020:

		Payment Due by Year
	Total	2021	2022	2023	2024
Lease	$1,397,360	$406,640	$411,753	$363,416	$215,551

Financed asset	633,078	350,636	282,442	-	-

Total contractual obligations	$2,030,438	$757,276	$694,195	$363,416	$215,551

Critical Accounting Polices and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Plan of Operations—Critical Accounting Policies” in our Prospectus, dated September 1, 2020, filed with the SEC pursuant to Rule 424(b), are critical to fully understanding and evaluating our financial condition and results of operations. The following involve the most judgment and complexity:

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 229.10(f)(1).

Item 8. Financial Statements and Supplementary Data.

See pages F-1 through F-17 following the Exhibit Index of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Assessment of the Effectiveness of Internal Controls over Financial Reporting

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed, and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our definitive proxy statement related to the 2021 Annual Meeting of Stockholders, or the Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3)	Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
3.2	Amended and Restated Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
4.1	Description of Securities Registered Under Section 12 of the Exchange Act
23.1	Consent of dbbmckennon, independent registered public accounting firm
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive, Financial, and Accounting Officers under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 25th day of March 2021.

Aditx Therapeutics, Inc.

By:	/s/ Amro Albanna
	Name:	Amro Albanna
	Title:	Chief Executive Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amro Albanna	Chief Executive Officer, President, and Director	March 25, 2021
Amro Albanna	(Principal Executive Officer)

/s/ Corinne Pankovcin	Chief Financial Officer	March 25, 2021
Corinne Pankovcin	(Principal Financial Officer)

/s/ Thomas J. Farley	Controller	March 25, 2021
Thomas J. Farley	(Principal Accounting Officer)

/s/ Laura E. Anthony	Director	March 25, 2021
Laura E. Anthony

/s/ Brian Brady	Director	March 25, 2021
Brian Brady

/s/ Namvar Kiaie	Director	March 25, 2021
Namvar Kiaie

/s/ Jeffrey W. Runge, M.D.	Director	March 25, 2021
Jeffrey W. Runge, M.D.

/s/ Shahrokh Shabahang	Chief Innovation Officer and Director	March 25, 2021
Shahrokh Shabahang

ADITX THERAPEUTICS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Aditx Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aditx Therapeutics, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity (deficit), and cash flows, for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ dbbmckennon

We have served as the Company’s auditor since 2018.

Newport Beach, California

March 25, 2021

ADITX THERAPEUTICS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,500,826	$4,090
Prepaid expenses	147,642	-
ROU asset - short term	384,685	-
TOTAL CURRENT ASSETS	11,033,153	4,090

Fixed Assets	798,919	-
Intangible Assets	321,000	-
Deferred offering costs	-	119,442
ROU asset - long term	871,136	-
Deposits	72,296	-

TOTAL ASSETS	$13,096,504	$123,532

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$241,613	$1,847,458
Accrued compensation to related parties	-	962,651
Notes payable - related party	-	10,000
Notes payable, net of discount	-	155,600
Financing on fixed assets	587,588	-
Lease liability - short term	391,221	-
Other current assets	6,536	-
TOTAL CURRENT LIABILITIES	1,226,958	2,975,709

Lease liability - long term	858,064	-

TOTAL LIABILITIES	2,085,022	2,975,709

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 3,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 27,000,000 shares authorized, 13,074,495 and 3,915,900 shares issued and 12,973,692 and 3,821,088 shares outstanding, respectively	13,078	3,916
Treasury stock, 100,803 and 94,813 shares, respectively	(201,605)	(189,625)
Additional paid-in capital	32,079,187	9,063,483
Accumulated deficit	(20,879,178)	(11,729,951)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	11,011,482	(2,852,177)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$13,096,504	$123,532

See accompanying notes to the financial statements.

ADITX THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019
OPERATING EXPENSES
General and administrative expenses, $3,188,840 and $4,221,733 in stock-based compensation	$7,852,256	$5,694,806
Research and development, includes $0 and $10,000 in stock-based compensation	937,966	175,441
Sales and marketing $0 and $0 in stock-based compensation	81,987	551
Total Operating Expenses	8,872,209	5,870,798

LOSS FROM OPERATIONS	(8,872,209)	(5,870,798)

OTHER INCOME (EXPENSE)
Interest expense	(10,081)	(1,930)
Interest income	563	-
Gain on forgiveness of debt	32,500	45,000
Amortization of debt discount	(300,000)	-
Total Other Income (Expense)	(277,018)	43,070

NET LOSS	$(9,149,227)	$(5,827,728)

Net loss per share - basic and diluted	$(1.33)	$(1.52)

Weighted average number of shares outstanding during the period - basic and diluted	6,902,696	3,830,971

See accompanying notes to the financial statements.

ADITX THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

				Preferred	Treasury	Additional		Total
	Common		Preferred	Shares	Shares	Paid-in	Accumulated	Stockholders’
	Shares	Par	Shares	Par	Value	Capital	Deficit	Deficit
Balance December 31, 2018	3,763,925	$3,764	-	$-	$-	$4,361,725	$(5,902,223)	$(1,536,734)

Issuance of shares for cash, net of issuance costs	131,475	131	-	-	-	470,046	-	470,177
Issuance of shares for services and licenses	20,500	21	-	-	-	81,979	-	82,000
Stock option and warrant compensation	-	-	-	-	-	3,616,422	-	3,616,422
Warrants issued with notes	-	-	-	-	-	533,311	-	533,311
Treasury stock	(94,813)	-	-	-	(189,625)	-	-	(189,625)
Net loss	-	-	-	-	-	-	(5,827,728)	(5,827,728)
Balance December 31, 2019	3,821,087	$3,916	-	$-	$(189,625)	$9,063,483	$(11,729,951)	$(2,852,177)

Treasury stock	(5,990)	-	-	-	(11,980)	-	-	(11,980)
Rounding adjustment from stock split	(10)	(1)	-	-	-	-	-	(1)
Exercise of warrants	4,297,703	4,300	-	-	-	206,244	-	210,544
Stock option and warrant compensation	-	-	-	-	-	711,406	-	711,406
Issuance of shares for services	874,916	876	-	-	-	2,476,558	-	2,477,434
Issuance of shares for intangible assets	150,000	150	-	-	-	320,850	-	321,000
Issuance of shares and warrants for the settlement of accrued compensation and accounts payable	146,818	147	-	-	-	1,221,878	-	1,222,025
Issuance of shares and warrants for IPO, net of issuance costs	1,226,668	1,227	-	-	-	9,429,455	-	9,430,682
Issuance of shares and warrants for follow-on offering, net of issuance costs	1,150,000	1,150	1,250,000	1,250	-	8,524,376	-	8,526,776
Issuance of shares and warrant for the settlement of debt	62,500	63	-	-	-	124,937	-	125,000
Exercise conversion of preferred shares	1,250,000	1,250	(1,250,000)	(1,250)	-	-	-	-
Net loss	-	-	-	-	-	-	(9,149,227)	(9,333,049)
Balance December 31, 2020	12,973,692	$13,078	-	$-	$(201,605)	$32,079,187	$(20,879,178)	$11,011,482

See accompanying notes to the financial statements.

ADITX THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,149,227)	$(5,827,728)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	3,188,840	3,698,422
Depreciation expense	17,773	-
Amortization of debt discount	300,000	-
Modification of options	-	533,311
Changes in operating assets and liabilities:
Deposits	(72,296)	-
Prepaid expenses	(147,642)	-
Accounts payable and accrued expenses	(1,483,180)	601,607
Accrued compensation to related parties	124,728	530,036
Net Cash Used In Operating Activities	(7,221,004)	(464,352)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets	(170,629)	-
Net Cash Used In Investing Activities	(170,629)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	-	10,000
Proceeds from note payable	375,000	50,000
Repayments of note payable - related party	(45,000)	(42,502)
Repayments of notes payable	(670,600)	(15,500)
Common stock and warrants issued for cash, net of issuance costs	18,500,039	470,177
Offering costs	(423,139)	(119,442)
Exercise of warrants	210,544	-
Financed Asset	(58,475)	-
Net Cash Provided By Financing Activities	17,888,369	352,733

NET INCREASE (DECREASE) IN CASH	10,496,736	(111,619)
CASH AT BEGINNING OF PERIOD	4,090	115,709
CASH AT END OF PERIOD	$10,500,826	$4,090

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$5,842	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Liabilities assumed for common stock	$11,980	$189,625
Issuance of Units for the settlement of notes payable	$125,000	$-
Issuance of units for the settlement of accrued compensation and accounts payable	$1,222,025	$-
Original issuance discount on notes payable	$300,000	$-
Lease liability recognized from right of use asset	$1,191,985	$-
Liability recognized for financed assets	$646,063	$-
Shares issued for intangible assets	$321,000	$-
Conversion of preferred shares	$1,250	$-

See accompanying notes to the financial statements.

ADITX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Company Background

Overview

Aditx Therapeutics, Inc. (“Aditxt” or the “Company”) was incorporated in the State of Delaware on September 28, 2017 and our headquarters are located in Mountain View, CA. The Company is a Biotech Innovation company with a mission of prolonging life and enhancing its quality by improving the health of the immune system.

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

Offerings

On July 2, 2020, the Company completed its initial public offering (“IPO”). In connection therewith, the Company issued 1,226,668 Units (the “Units”), excluding the underwriters’ option to cover overallotments, at an offering price of $9.00 per Unit, resulting in gross proceeds of approximately $11.0 million. The Units issued in the IPO consisted of one share of common stock, one Series A warrant, and one Series B warrant. The Series A warrants originally had an exercise price of $9.00 and a term of 5 years. In addition, the Company issued a Unit Purchase Option at an exercise price of $11.25 per unit to the underwriters to purchase up to 67,466 units, with each unit consisting of (i) one share of common stock and (ii) one Series A Warrant. On August 19, 2020 the Company modified the exercise price of the Series A Warrants from $9.00 per share to $4.50 per share. The term of the Series A Warrants was not modified. The Series B warrants have an exercise price of $11.25 per share, a term of 5 years and contain a cashless exercise option upon certain criteria being met. As of December 31, 2020, substantially all of the Series B warrants issued in the IPO have been exercised pursuant to a cashless provision therein.

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

NOTE 2 – GOING CONCERN ANALYSIS

Management Plans

The Company was incorporated on September 28, 2017 and has not generated revenues to date. During the year ended December 31, 2020, the Company had a net loss of $9,149,227 and cash of $10,500,826. The Company will be conducting medical research and development, and the time at which the Company will begin generating revenue is unknown. The Company believes, however, that the funds raised by the IPO and the September 2020 Offering will be sufficient to fund the Company’s operation for at least the next 12 months. Because of these factors, the Company believes that this alleviates issues in connection with the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Cost includes expenditures for furniture, office equipment, laboratory equipment, and other assets. Maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. The costs of fixed assets are depreciated using the straight-line method over the estimated useful lives or lease life of the related assets. Depreciation expense was $17,773 for the year ended December 31, 2020 and zero for the year ended for December 31, 2019. Accumulated depreciation was $17,773 as of December 31, 2020 and zero as of December 31, 2019. None of the Company’s fixed assets serve as collateral against any loans as of December 31, 2020 and 2019, other than those subject to the financed asset liability.

Intangible Assets

Intangible assets are stated at cost less accumulated amortization. For intangible assets that have definite lives, the assets are amortized using the straight-line method over the estimated useful lives of the related assets. For intangible assets with indefinite lives, the assets are tested periodically for impairment. Amortization expense was zero for the year ended December 31, 2020 and 2019.

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

Leases

Under Topic 842, adopted in 2020 with no impact related to adoption, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases consisting of office and laboratory space with remaining lease terms of 46 months. Rent and Lease costs were $154,263 and $30,362 for the year ended December 31, 2020 and 2019. There was no sublease rental income for the year ended December 31, 2020 and 2019.

Leases with an initial term of twelve months or less are not recorded on the balance sheet. For lease agreements entered into or reassessed after the adoption of Topic 842, we combine the lease and non-lease components in determining the lease liabilities and right of use (“ROU”) assets.

Our lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on December 31, 2020 and 2019 for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Lease Costs

	Year Ended December 31, 2020	Year Ended December 31, 2019
Components of total lease costs:
Operating lease expense	$154,263	$-
Total lease costs	$154,263	$-

Lease Positions as of December 31, 2020

ROU lease assets and lease liabilities for our operating leases were recorded in the balance sheet as follows:

	December 31, 2020	December 31, 2019
Assets
Right of use asset – short term	$384,685	$-
Right of use asset – long term	871,136	-
Total assets	$1,255,821	$-

Liabilities
Operating lease liabilities – short term	$391,221	$-
Operating lease liabilities – long term	858,064	-
Total lease liability	$1,249,285	$-

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating lease	2.67
Weighted average discount rate – operating lease	8.00%

The future annual minimum lease payments as of December 31, 2020 are as follows:

2021	$406,640
2022	411,753
2023	363,416
2024	215,551
Total future minimum lease payments	1,397,360
Less: Lease imputed interest	148,075
Total	$1,249,285

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

Patents

The Company incurs fees from patent licenses, which are expensed as incurred. During the year ended December 31, 2020 and 2019, the Company had a licensing fee for the patents of $258,635 and $18,396, respectively.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. Our research and development costs mainly consist of licensing costs. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of December 31, 2020, 2,143,000 stock options and 5,799,146 warrants were excluded from dilutive earnings per share as their effects were anti-dilutive. As of December 31, 2019, 1,102,500 stock options and 1,382,478 warrants were excluded from dilutive earnings per share as their effects were anti-dilutive.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer (“CEO”) has provided certain periods of service without payment. As of December 31, 2020 and 2019, the CEO is owed $0 and $309,500, respectively, related to compensation. During the year ended December 31, 2020, the Company issued 38,055 Units consisting of one share of common stock and one Series A warrant and one Series B warrant to settle $342,500 in accrued compensation.

The Company’s Chief Innovation Officer (“CIO”) has provided certain periods of service without payment. As of December 31, 2020 and 2019, the CIO is owed $0 and $377,000, respectively, related to compensation. During the year ended December 31, 2020, the Company issued 47,222 Units consisting of one share of common stock, one Series A warrant, and one Series B warrant to settle $425,000 in accrued compensation.

Effective July 10, 2020, the Board of Directors appointed the Company’s Chief Operating Officer (“COO”). Prior to the appointment, the COO was an independent operations consultant and had provided certain periods of service without payment. As of December 31, 2020 and 2019, the COO was owed $0 and $275,000, respectively, related to compensation. During the year ended December 31, 2020, the Company issued 35,555 Units consisting of one share of common stock, one Series A warrant, and one Series B warrant to settle $320,000 in accrued compensation.

On March 21, 2019, the Company issued a promissory note to a related party. The note had a principal of $10,000, a maturity date of September 21, 2019, and an interest rate of 4% per year. During the year ended December 31, 2020, this note was paid in full.

During the year ended December 31, 2020, the Company assumed $11,980 of liabilities from a related party in exchange for the return of 5,990 shares of the Company’s common stock.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue 27,000,000 shares of common stock, par value $0.001 per share.

During the year ended December 31, 2020, the Company issued 874,916 shares of common stock and recognized expense of $2,477,434 in stock compensation for consulting services. The Company issued 150,000 shares of common stock for intangible assets valued at $320,850. The Company also issued 4,297,703 shares of common stock for the exercise of warrants and received $210,544 for the exercise of the warrants. The Company issued 1,250,000 shares of common stock for the exercise of 1,250,000 shares of Series A Preferred Stock. The Company issued 146,818 shares of common stock for the settlement of accounts payable and issued 62,500 shares of common stock for the settlement of debt. The Company issued 1,226,668 shares of common stock related to the IPO and issued 1,150,000 shares of common stock related to the September 2020 Offering. The stock compensation for the period was valued based on prior private placements or based on management’s estimates of value immediately prior to the IPO and the value of the shares based on public information post IPO.

During the year ended December 31, 2019, the Company issued 41,000 shares of common stock for services and recognized expense of $82,000 in stock compensation and license fees. These shares were valued based on the price which common shares were being sold in the private placement.

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

During the year ended December 31, 2020, the Company granted 880,500 stock options with an exercise price of $1.94, $1.92 or $11.00 per share, some of which vested immediately, and some of which vest between one and three years. The total grant date fair value was determined to be $1,668,997.

During the year ended December 31, 2019, the Company granted 700,000 stock options with exercise prices of $4.00 per share vesting on issuance. The total grant date fair value was determined to be $2,495,556. For all periods presented, the fair value of each stock option granted was estimated using the Black-Scholes assumption ranges and or factors as follows:

Exercise price	$1.92-11.00
Expected dividend yield	0%
Risk free interest rate	0.28%-2.65%
Expected life in years	2.70-10.00
Expected volatility	141-151%

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

The following is an analysis of the stock option grant activity under the Plan:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2019	1,102,500	$4.00	7.77
Granted	1,045,500	2.32	8.91
Expired or forfeited	(5,000)	1.92	-
Outstanding December 31, 2020	2,143,000	$3.18	7.81

Nonvested Options	Shares	Weighted- Average Exercise Price
Nonvested at December 31, 2019	-	$-
Granted	1,045,500	2.32
Vested	(67,500)	2.93
Expired or forfeited	(5,000)	1.92
Nonvested at December 31, 2020	973,000	$2.28

The Company recognized compensation expense related to options issued and vesting of $406,880 during the year ended December 31, 2020, which is included in general and administrative expenses in the accompanying statements of operations. The remaining value to be expensed is $1,781,485 with a weighted average vesting term of 2.40 years as of December 31, 2020. The Company recognized compensation expense related to options issued and vesting of $2,513,826 during the year ended December 31, 2019, which is included in general and administrative expenses in the accompanying statements of operations.

On October 6, 2020, the Board of Directors approved the issuance of an aggregate of 40,000 stock options as compensation for the non-employee members of the Board of Directors under the Company’s 2017 Equity Incentive Plan. The options are subject to certain vesting provisions.

Warrants

A summary of warrant issuances are as follows:

Warrants	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2019	1,382,478	4.44	2.84
Granted	8,906,381	6.24	5.00
Expired or forfeited	(190,810)	8.12	-
Exercised	(4,298,903)	7.20	-
Outstanding December 31, 2020	5,799,146	$5.05	4.00

Nonvested Warrants	Shares	Weighted- Average Exercise Price
Nonvested at December 31, 2019	200,000	4.00
Granted	8,906,381	6.24
Vested	(4,296,668)	5.14
Expired or forfeited	(4,489,713)	7.24
Nonvested at December 31, 2020	320,000	$3.69

The warrants granted for compensation are valued using similar inputs as noted in the stock options section above, with the exception of the expected life which is the contractual life.

The Company recognized compensation expense related to warrants issued and vesting of $304,526 and $1,102,596 during the year ended December 31, 2020 and 2019, which is included in general and administrative in the accompanying Statements of Operations. The remaining value to be expensed is $294,948 with a weighted average vesting term of 0.90 years as of December 31, 2020.

During the year ended December 31, 2020, 4,297,703 warrants were exercised for 4,298,903 shares of common stock. The Company recognized proceeds of $210,544 related to the exercises.

During the year ended December 31, 2020, the Company issued 60,000 warrants to the underwriters related to the September 2020 Offering. These warrants have an exercise price of $5.00, a term of five years, and become exercisable beginning on March 1, 2021. The value of these warrants were both an increase and decrease to additional paid in capital as a cost of the offering for net a zero impact on the financial statements.

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

In October 2020, the Company entered into a 24-month financing agreement for lab equipment. The aggregate cost of this financing agreement will be $467,691. The financing agreement has an interest rate of 8% per year.

In November 2020, the Company entered into an additional 24-month financing agreement for lab equipment. The aggregate cost of this financing agreement will be $215,192. The financing agreement has an interest rate of 8% per year.

Salveo Consulting Agreement

On November 18, 2020, we entered into a Consulting Agreement (the “Salveo Consulting Agreement”) with Salveo Diagnostics, Inc., a Delaware corporation (“Salveo”). Pursuant to the Salveo Consulting Agreement, Salveo agreed to establish, setup and commence commercial operations of a licensed, College of American Pathologists accredited, and Clinical Laboratory Improvement Amendments (CLIA) certified, independent clinical and diagnostic laboratory for us and our AditxtScore™ immune monitoring technology (the “Salveo Services”).

In consideration for the Services, and upon the successful completion of certain milestones (the “Milestones”) described below, we issued Salveo 650,000 shares of our common stock (the “Salveo Shares”) in the aggregate. The Salveo Shares were issued to Salveo upon the completion of the following Milestones: (i) 150,000 shares upon the sale and transfer to the Company of certain code and interpretive commenting algorithms (the “Algorithms”) along with related testing protocols and all technology, codes and spreadsheets, know-how, any necessary information or tools to implement, use, and/or continue to improve or further refine the Algorithms, and other associated intellectual property; (ii) 250,000 shares upon securing temporary laboratory space and other related tasks in connection with the launch of the AditxtScore™ platform; and (iii) 250,000 shares upon satisfaction of tasks related to the establishment of a long-term AditxtScore™ center in Richmond, VA. We also pay Salveo at cost for Salveo’s reasonable and documented purchases, general operating costs and expenses incurred in connection with the Salveo Services.

NOTE 7 – NOTES PAYABLE

On April 12, 2018, the Company issued an unsecured promissory note for $35,000 that accrued interest of 4% annually. The note was due on the earlier of November 12, 2018 or in the event of default, as defined in the agreement. During the year ended December 31, 2020, this note was paid in full.

On July 10, 2018, the Company entered into a bridge loan with an investor for a principal amount of $15,600. The note was due on the earlier of October 8, 2018 or in the event of default, as defined in the agreement. During the year ended December 31, 2020, this note was paid in full.

On July 18, 2018, the Company entered into a bridge loan with an investor for a principal amount of $130,000. The note was due on the earlier of October 16, 2018 or in the event of default, as defined in the agreement. During the year ended December 31, 2020, this note was paid in full.

On November 1, 2019, the Company entered into a bridge loan with an investor for a principal amount of $50,000. This loan did not accrue any interest. The note was due on the earlier of April 28, 2020 or in the event of default, as defined in the agreement. The note was convertible into the same class of securities as those sold in the public offering with a conversion price of $2.00 per share. During the year ended December 31, 2020, the note was converted into securities of the Company in full.

On January 10, 2020, the Company entered into a bridge loan with an investor for a principal amount of $75,000. This Note carried an original issue discount of $40,000. This loan did not accrue any interest. The note was due on the earlier of July 8, 2020 or in the event of default, as defined in the agreement, as amended. The note was convertible into the same class of securities as those sold in the public offering with a conversion price of $2.00 per share. During the year ended December 31, 2020, the note was converted into securities of the Company in full.

During the first quarter of 2020, the Company entered into six bridge loans with investors for a total principal amount of $600,000. These notes carried an aggregate original issue discount of $300,000. The notes were due on the earlier of April 19, 2020 or ten days after the close of the Company’s IPO. During the year ended December 31, 2020, these notes were paid in full.

NOTE 8 – INCOME TAXES

For the years ended December 31, 2020 and 2019, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company. The Company’s losses before income taxes consist solely of losses from domestic operations.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The Cares Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs.

The Company considered the provisions under the CARES Act and elected not to take advantage of the provisions of CARES Act as the effect of such provisions was not expected to have a material impact on the Company’s results of operations, cash flows and financial statements.

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	2020	2019
Income taxes at U.S. statutory rate	21%	21%
State income taxes	8.2	7.0
Tax Credits	1.3	-
Permanent Differences/Others	30.3	(20.4)
Change in valuation allowance	(60.8)	(7.6)
Total provision for income taxes	0%	0%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 are comprised of the following:

	Year Ended December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforwards	$3,651,932	$1,044,662
Tax credits carryforwards	116,949	-
Stock-based compensation	2,350,795	974,644
Lease liability	367,029
Other	1,920	-
Total deferred tax assets	6,488,625	2,019,306
Valuation allowance	(6,109,685)	(2,019,306)
Net deferred tax assets	378,940	—
Deferred tax liabilities
Right of use assets	(368,950)
Fixed Assets	(9,990)
Total deferred tax liabilities	(378,940)	—
Net deferred taxes	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which are comprised primarily of net operating loss carryforwards and tax credits. Management has considered the Company’s history of cumulative net losses in the United States, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its U.S. federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against these net deferred tax assets as of December 31, 2020 and 2019, respectively. The Company reevaluates the positive and negative evidence at each reporting period. The Company’s valuation allowance increased during 2020 by approximately $4.1 million primarily due to the generation of net operating loss and tax credit carryforwards and stock based compensation.

As of December 31, 2020 and 2019, the Company had U.S. federal net operating loss carryforwards of $12.6 million and $3.8 million, respectively, which may be available to offset future income tax liabilities. The 2017 Tax Cuts and Jobs Act (“ TCJA”) will generally allow losses incurred after 2017 to be carried over indefinitely, but will generally limit the net operating loss deduction to the lesser of the net operating loss carryover or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). Also, there will be no carryback for losses incurred after 2017. Losses incurred prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s net operating loss carryover or 100% of a corporation’s taxable income and be available for twenty years from the period the loss was generated. The Company has federal net operating losses generated following 2017 of $12.5 million, which do not expire. The federal net operating losses generated prior to 2018 of $0.1 million will expire at various dates through 2037. The CARES Act temporarily allows the Company to carryback net operating losses arising in 2018, 2019 and 2020 to the five prior tax years. In addition, net operating losses generated in these years could fully offset prior year taxable income without the 80% of the taxable income limitation under the TCJA which was enacted on December 22, 2017. The Company has been generating losses since its inception, as such the net operating loss carryback provision under the CARES Act is not applicable to the Company.

As of December 31, 2020 and 2019, the Company also had U.S. state net operating loss carryforwards of $15.2 million and $3.8 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2040.

As of December 31, 2020, the Company had federal tax credit carryforwards of approximately $0.1 million, available to reduce future tax liabilities which expire at various dates through 2040. As of December 31, 2020, the Company had state research and development tax credit carryforwards of approximately $0.1 million available to reduce future tax liabilities which expire at various dates through 2035. The Company did not have any federal and state tax credit carryforward as of December 31, 2019.

Utilization of the U.S. federal and state net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax liabilities, respectively. The Company has not completed a study to assess whether a change of ownership has occurred, or whether there have been multiple ownership changes since its formation. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization.

The Company has not, as of yet, conducted a study of research and development tax credit carryforwards. Such a study, once undertaken by the Company, may result in an adjustment to the research and development tax credit carryforwards; however, a full valuation allowance has been provided against the Company’s research and development tax credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment is required.

The Company files tax returns in the United States, California, Virginia, and New York. The Company is subject to U.S. federal and state tax examinations by tax authorities for years 2017 through present. As of December 31, 2020 and 2019, the Company has recorded no liability for unrecognized tax benefits, interest, or penalties related to federal and state income tax matters and there currently no pending tax examinations. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and has determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the financial statements, except for the following:

On January 25, 2021, the Company entered into a Securities Purchase Agreement for the sale of $6,000,000 in Convertible Notes. The Convertible Notes have a term of 24 months, convert at $4.00 per share, and have an original issuance discount of $1,000,000. The Company also issued 800,000 warrants to purchase shares of the Company’s common stock. These warrants have a term of three years, are immediately exercisable, and have an exercise price of $4.00.

During February 2021, the Company entered into a 24 month financing agreement for lab equipment. The aggregate cost of this financing agreement will be $892,094.

Through the date of this filing, there were 1,142,306 warrants exercised for shares of the Company’s common stock, resulting in proceeds of $3,643,956.