Form 10-Q
period 2021-03-31
Aditx Therapeutics, Inc.
filed 2021-05-12
CIK 1726711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

(650) 870-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ADTX	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 11, 2021, the registrant had 14,647,051 and 14,546,248 shares of common stock, $0.001 par value per share, issued and outstanding, respectively.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	Our plans to initiate clinical trials for our product candidates;

●	Our plans to research, develop and commercialize our product candidates;

●	Our ability to comply with the provisions of our license agreements with Loma Linda University and Leland Stanford Junior University;

●	The results of clinical testing and trial activities of our product candidates;

●	Our ability to obtain regulatory approval and market acceptance of, and reimbursement for our products;

●	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand;

●	Our ability to compete and succeed in a highly competitive and evolving industry;

●	Our lack of operating history on which to judge our business prospects and management;

●	Our ability to raise capital and the availability of future financing;

●	Our ability to manage our research, development, expansion, growth, and operating expenses;

●	Our reliance on third parties to conduct our research, preclinical studies and expected clinical trials;

●	the impacts of COVID-19, or other future pandemics on our business; and

●	the impact of government laws and regulation.

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition, and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes, or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles, and surveys. Industry surveys, publications, consultant surveys, and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources.

References to Aditxt

Throughout this Quarterly Report on Form 10-Q, the “Company,” “Aditxt,” “we,” “us,” and “our” refers to Aditx Therapeutics, Inc. and “our board of directors” refers to the board of directors of Aditx Therapeutics, Inc.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ADITX THERAPEUTICS, INC.

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash	$14,045,036	$10,500,826
Prepaid expenses	380,653	147,642
ROU asset - short term	383,275	384,685
TOTAL CURRENT ASSETS	14,808,964	11,033,153

Fixed Assets	2,040,988	798,919
Intangible Assets	294,616	321,000
ROU asset - long term	799,703	871,136
Deposits	72,296	72,296
TOTAL ASSETS	$18,016,567	$13,096,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$972,952	$241,613
Convertible note payable, net of discount – short term – Note 8	1,309,086	-
Financing of fixed asset – short term	718,542	587,588
Deferred rent	10,458	6,536
Lease liability - short term	393,733	391,221
TOTAL CURRENT LIABILITIES	3,404,771	1,226,958

Convertible note payable, net of discount - long term – Note 8	1,880,379	-
Financing of fixed asset - long term	582,801	-
Lease liability - long term	778,787	858,064

TOTAL LIABILITIES	6,646,738	2,085,022

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 3,000,000 shares authorized, zero shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 27,000,000 shares authorized, 14,591,051 and 13,074,495 shares issued and 14,490,248 and 12,973,692 shares outstanding, respectively	14,595	13,078
Treasury stock, 100,803 and 100,803 shares, respectively	(201,605)	(201,605)
Additional paid-in capital	38,815,684	32,079,187
Accumulated deficit	(27,258,845)	(20,879,178)
TOTAL STOCKHOLDERS’ EQUITY	11,369,829	11,011,482

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,016,567	$13,096,504

See accompanying notes to the financial statements.

ADITX THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
OPERATING EXPENSES
General and administrative expenses, including $1,464,902, and $529,437, in stock-based compensation	$5,098,517	$856,427
Research and development expenses, including $0, and $0 in stock-based compensation	935,952	200,371
Sales and marketing expenses, including $0, and $0 in stock-based compensation	58,563	-
Total Operating Expenses	6,093,032	1,056,798

NET LOSS FROM OPERATIONS	(6,093,032)	(1,056,798)

OTHER INCOME (EXPENSE)
Interest expense	(16,803)	(454)
Interest income	249	-
Gain on forgiveness of debt	-	32,500
Amortization of debt discount	(270,081)	(164,611)
Total Other Income (Expense)	(286,635)	(132,565)

Net loss before income taxes	(6,379,667)	(1,189,363)
Income tax provision	-	-

NET LOSS	$(6,379,667)	$(1,189,363)

Net loss per share - basic and diluted	$(0.46)	$(0.30)

Weighted average number of shares outstanding during the period - basic and diluted	13,829,124	3,906,451

See accompanying notes to the financial statements.

ADITX THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Preferred Shares	Preferred Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Shares	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance December 31, 2020	-	$-	12,973,692	$13,078	$(201,605)	$32,079,187	$(20,879,178)	$11,011,482
Exercise of warrants	-	-	1,163,556	1,164	-	3,717,792	-	3,718,956
Issuance of shares for services	-	-	18,000	18	-	51,222	-	51,240
Issuance of shares for compensation	-	-	335,000	335	-	1,111,865	-	1,112,200
Stock option and warrant compensation	-	-	-	-	-	301,462	-	301,462
Fair value of warrants issued with convertible note payable	-	-	-	-	-	1,322,840	-	1,322,840
Warrant consideration for convertible note offering costs	-	-	-	-	-	231,316	-	231,316
Net loss	-	-	-	-	-	-	(6,379,667)	(6,379,667)
Balance March 31, 2021 (unaudited)	-	$-	14,490,248	$14,595	$(201,605)	$38,815,684	$(27,258,845)	$11,369,829

	Preferred Shares	Preferred Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Shares	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance December 31, 2019	-	$-	3,821,087	$3,916	$(189,625)	$9,063,483	$(11,729,951)	$(2,852,177)
Issuance of shares for services and licenses	-	-	104,750	105	-	418,895	-	419,000
Stock option and warrant compensation	-	-	-	-	-	110,437	-	110,437
Treasury stock	-	-	(5,990)	-	(11,980)	-	-	(11,980)
Net loss	-	-	-	-	-	-	(1,189,363)	(1,189,363)
Balance March 31, 2020 (unaudited)	-	$-	3,919,847	$4,021	$(201,605)	$9,592,815	$(12,919,314)	$(3,524,083)

See accompanying notes to the financial statements.

ADITX THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,379,667)	$(1,189,363)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	1,464,902	529,437
Depreciation expense	66,243	-
Amortization of intangible assets	26,384	-
Amortization of debt discount	270,081	164,611
Changes in operating assets and liabilities:
Prepaid expenses	(233,011)	-
Accounts payable and accrued expenses	731,339	115,420
Accrued compensation to related parties	-	128,978
Net cash used in operating activities	(4,053,729)	(250,917)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(486,450)	-
Net cash used in investing activities	(486,450)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable	5,000,000	335,000
Discount on convertible note payable from offering costs	(526,460)	-
Offering costs	-	(41,596)
Proceeds from exercise of warrants	3,718,956	-
Financing of fixed asset	(108,107)	-
Net cash provided by financing activities	8,084,389	293,404

NET INCREASE IN CASH	3,544,210	42,487

CASH AT BEGINNING OF PERIOD	10,500,826	4,090

CASH AT END OF PERIOD	$14,045,036	$46,577

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liabilities assumed for common stock	$-	$11,980
Original offering discount on convertible note payable	$1,000,000	$-
Original offering discount on note payable	$-	$300,000
Debt Discount from warrants issued with convertible note payable	$1,322,840	$-
Debt Discount from warrant consideration for convertible debt offering costs	$231,316	$-
Liability recognized for financed assets	$821,862	$-

See accompanying notes to the financial statements.

ADITX THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Company Background

Overview

Aditx Therapeutics, Inc. (“Aditxt” or the “Company”) was incorporated in the State of Delaware on September 28, 2017 and the Company’s headquarters are located in Mountain View, CA. The Company is a biotech innovation company with a mission of prolonging life and enhancing its quality by improving the health of the immune system.

The Company is developing biotechnologies specifically focused on improving the health of the immune system through immune reprogramming and monitoring. The Company’s immune reprogramming technologies are currently at the pre-clinical stage and are designed to retrain the immune system to induce tolerance with an objective of addressing rejection of transplanted organs, autoimmune diseases, and allergies. The Company’s immune monitoring technologies are designed to provide a personalized comprehensive profile of the immune system and the Company plans to utilize them in its upcoming reprogramming clinical trials to monitor subjects’ immune response before, during and after drug administration.

Offerings

On July 2, 2020, the Company completed its initial public offering (“IPO”). In connection therewith, the Company issued 1,226,668 Units (the “Units”), at an offering price of $9.00 per Unit, resulting in gross proceeds of approximately $11.0 million. The Units issued in the IPO consisted of one share of common stock, one Series A warrant, and one Series B warrant. The Series A warrants originally had an exercise price of $9.00 and a term of 5 years. In addition, the Company issued a Unit Purchase Option at an exercise price of $11.25 per unit to the underwriters to purchase up to 67,466 units, with each unit consisting of (i) one share of common stock and (ii) one Series A warrant. On August 19, 2020, the Company modified the exercise price of the Series A warrants from $9.00 per share to $4.50 per share. The term of the Series A warrants was not modified. The Series B warrants have an exercise price of $11.25 per share, a term of 5 years and contain a cashless exercise option upon certain criteria being met. As of March 31, 2021, substantially all of the Series B warrants issued in the IPO have been exercised pursuant to a cashless provision therein.

On September 10, 2020, the Company completed a follow-on public offering (“September 2020 Offering”). In connection therewith, the Company issued 2,400,000 Units (the “Follow-On Units”), at an offering price of $4.00 per Follow-On Unit, resulting in gross proceeds of approximately $9.6 million. The Follow-On Units issued in the September 2020 Offering consisted of one share of common stock (or Series A Preferred Stock for investors who would own more than 4.99% of the Company if they invested in common stock), one Series A-1 warrant, and one Series B-1 warrant. The Series A-1 warrants have an exercise price of $3.19 per share and a term of 5 years. The Series B-1 warrants have an exercise price of $5.00 per share, a term of 5 years and contain a cashless exercise option upon certain criteria being met. In addition, the Company issued a warrant to the underwriters to purchase up to 60,000 shares of common stock at an exercise price of $5.00 per share. Subsequent to quarter end, substantially all of the Series B-1 warrants issued in the September 2020 Offering have been exercised pursuant to a cashless provision therein.

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

On January 30, 2020, the World Health Organization declared the COVID-19 novel coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The COVID-19 coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the financial impact will be to the Company, it is reasonably possible that future capital raising efforts and additional development of our technologies may be negatively affected.

NOTE 2 – GOING CONCERN ANALYSIS

Management Plans

The Company was incorporated on September 28, 2017 and has not generated revenues to date. During the three months ended March 31, 2021, the Company had a net loss of $6,379,667 and cash of $14,045,036. The Company will be conducting medical research and development, and the time at which the Company will begin generating revenue is unknown. These factors indicate substantial doubt about the Company’s ability to continue as a going concern. The Company believes, however, that the funds raised by the IPO, the September 2020 Offering, and the offering, sale, and issuance by the Company of a Senior Secured Convertible Promissory Note pursuant to a Securities Purchase Agreement (the “January 2021 Securities Purchase Agreement”) will be sufficient to fund the Company’s operation for at least the next 12 months. Because of these factors, the Company believes that this alleviates substantial doubt in connection with the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

The financial statements included in this report do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein. While we believe in the viability of our strategy to generate sufficient revenue, control costs, and raise additional funds when necessary, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the ability to complete clinical studies and implement the business plan, generate sufficient revenues and to control operating expenses.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2021 and March 31, 2020. Although management believes that the disclosures in these unaudited financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited financial statements should be read in conjunction with the Company’s financial statements for the years ended December 31, 2020 and 2019, which contain the audited financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ended December 31, 2021 or for any future interim periods.

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

Intangible Assets

Intangible assets are stated at cost less accumulated amortization. For intangible assets that have finite lives, the assets are amortized using the straight-line method over the estimated useful lives of the related assets. For intangible assets with indefinite lives, the assets are tested periodically for impairment.

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

Leases

Under Topic 842, adopted in 2020 with no impact related to adoption, operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases consisting of office space, laboratory space, and lab equipment.

Leases with an initial term of twelve months or less are not recorded on the balance sheet. For lease agreements entered or reassessed after the adoption of Topic 842, we combine the lease and non-lease components in determining the lease liabilities and right of use (“ROU”) assets.

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. Stock-based compensation is recognized as expense over the employee’s requisite vesting period and over the nonemployee’s period of providing goods or services.

Patents

The Company incurs fees from patent licenses, which are expensed as incurred. During the three months ended March 31, 2021 and March 31, 2020, the Company had a licensing fee for the patents of $69,360 and $126,045, respectively.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of March 31, 2021, 2,143,000 stock options and 5,463,715 warrants were excluded from dilutive earnings per share as their effects were anti-dilutive. As of March 31, 2020, 1,110,000 stock options and 1,382,475 warrants were excluded from dilutive earnings per share as their effects were anti-dilutive.

Recent Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update, or ASU, No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, or ASU 2019-12, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The adoption of ASU 2019-12 did not have a material effect on the Company’s financial statements.

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company has elected to early adopt this ASU and the adoption of this ASU did not have a material impact on the Company's consolidated financial statements and related disclosures.

The FASB issues ASUs to amend the authoritative literature in ASC. There have been several ASUs to date, including those above, that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact on our financial statements.

NOTE 4 – FIXED ASSETS

The Company’s fixed assets include the following on March 31, 2021:

	Cost Basis	Accumulated Depreciation	Net
Computers	$104,805	$(12,138)	$92,667
Lab Equipment	2,008,744	(71,251)	1,937,493
Office Furniture	10,407	(569)	9,838
Other Fixed Assets	1,048	(58)	990
Total Fixed Assets	$2,125,004	$(84,016)	$2,040,988

The Company’s fixed assets include the following on December 31, 2020:

	Cost Basis	Accumulated Depreciation	Net
Computers	$54,579	$(3,079)	$51,500
Lab Equipment	750,658	(14,350)	736,308
Office Furniture	10,407	(312)	10,095
Other Fixed Assets	1,048	(32)	1,016
Total Fixed Assets	$816,692	$(17,773)	$798,919

Depreciation expense was $66,243 for the three months ended March 31, 2021 and zero for the three months ended for March 31, 2020. None of the Company’s fixed assets serve as collateral against any loans as of March 31, 2021 and December 31, 2020, other than those subject to the financed asset liability.

NOTE 5 – INTANGIBLE ASSETS

The Company’s intangible assets include the following on March 31, 2021:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(26,384)	$294,616
Total Intangible Assets	$321,000	(26,384)	$294,616

The Company’s intangible assets include the following on December 31, 2020:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$-	$321,000
Total Intangible Assets	$321,000	-	$321,000

Amortization expense was $26,384 for the three months ended March 31, 2021 and zero for the three months ended for March 31, 2020. None of the Company’s intangible assets serve as collateral against any loans as of March 31, 2021 and December 31, 2020.

NOTE 6 – RELATED PARTY TRANSACTIONS

On February 24, 2021, the Company granted 225,000 shares of restricted stock pursuant to the Company’s 2017 Equity Incentive Plan to the Company’s Chief Executive Officer. The Company recognized $747,000 in stock-based compensation for the issuance of these shares. The grant vests in equal annual installments over the course of (3) three years, beginning on March 31, 2021.

On February 24, 2021, the Company granted 110,000 shares of restricted stock pursuant to the Company’s 2017 Equity Incentive Plan to the Company’s Chief Financial Officer. The Company recognized $365,200 in stock-based compensation for the issuance of these shares. The grant vests in equal annual installments over the course of (3) three years, beginning on March 31, 2021.

NOTE 7 – AGREEMENTS

On July 1, 2020, the Company entered into an amendment to the patent and technology licensing agreement with Loma Linda University (“LLU”), dated March 15, 2018. Pursuant to the amendment, the Company paid LLU $455,000 within four days of the signing of such amendment. The amendment also updated the milestone payment dates to be $175,000 on March 31, 2022; $100,000 on March 31, 2024; $500,000 on March 31, 2026; and $500,000 on March 31, 2027.

In October 2020, the Company entered into a 24-month financing agreement for lab equipment. The aggregate cost of this financing agreement will be $467,691, of which $430,871 represents principal and $36,820 represents interest. The financing agreement has an interest rate of 8% per year.

On November 18, 2020, the Company entered into a Consulting Agreement (the “Salveo Consulting Agreement”) with Salveo Diagnostics, Inc., a Delaware corporation (“Salveo”). Pursuant to the Salveo Consulting Agreement, Salveo agreed to establish, setup, and commence commercial operations of a licensed, College of American Pathologists accredited, and Clinical Laboratory Improvement Amendments (CLIA) certified, independent clinical and diagnostic laboratory for us and our AditxtScore™ immune monitoring technology (the “Salveo Services”).

In consideration for the Salveo Services, and upon the successful completion of certain milestones (the “Milestones”) described below, we issued Salveo an aggregate of 650,000 shares of our common stock (the “Salveo Shares”). The Salveo Shares were issued to Salveo upon the completion of the following Milestones: (i) 150,000 shares upon the sale and transfer to the Company of certain code and interpretive commenting algorithms (the “Algorithms”) along with related testing protocols and all proprietary technology, codes and spreadsheets, know-how, any necessary information or tools to implement, use, and/or continue to improve or further refine the Algorithms, and other associated intellectual property; (ii) 250,000 shares upon securing temporary laboratory space and other related tasks in connection with the launch of the AditxtScore™ platform; and (iii) 250,000 shares upon satisfaction of tasks related to the establishment of a long-term AditxtScore™ center in Richmond, VA. We also pay Salveo at cost for Salveo’s reasonable and documented purchases, general operating costs and expenses incurred in connection with the Salveo Services. As of December 31, 2020, all milestones have been met and all shares have been issued under the Salveo Consulting Agreement.

In November 2020, the Company entered into an additional 24-month financing agreement for lab equipment. The aggregate cost of this financing agreement will be $233,581, of which $215,192 represents principal and $18,389 represents interest. The financing agreement has an interest rate of 8% per year.

In February 2021, the Company entered into an additional 24-month financing agreement for lab equipment. The aggregate cost of this financing agreement, net of a $200,000 down payment will be $892,094, of which $821,861 represents principal and $70,233 represents interest. The financing agreement has an interest rate of 8% per year.

NOTE 8 – CONVERTIBLE NOTE PAYABLE

On January 25, 2021, the Company entered into a Securities Purchase Agreement with an institutional accredited investor (the “Investor”) for the offering, sale, and issuance of a $6,000,000 Senior Convertible Promissory Note (the “Convertible Note”). The Convertible Note has a twenty-four-month term and is convertible at the option of the Investor at any time prior to maturity in shares of Common Stock at an initial conversion price of $4.00 per share. Pursuant to the Securities Purchase Agreement, the Company also issued a warrant to the Investor to purchase up to 800,000 shares of the Company’s common stock. The warrant is immediately exercisable for a period of three (3) years at an exercise price of $4.00 per share, subject to adjustment. An additional 75,000 warrants to purchase shares of the Company’s common stock was also issued to the underwriters. These underwriter warrants are immediately exercisable for a period of five (5) years at an exercise price of $4.00 per share, subject to adjustment. The Convertible Note has an original issuance discount of $1,000,000. The Company also recognized an additional discount of $526,460 from the issuance costs of the debt, $1,322,840 from the fair value of the warrants issued to the Investor, and $231,316 from the fair value of warrants issued to the underwriters. The total debt discount from these items was $3,080,616 which will be amortized over the life of the Convertible Note. Repayment of the Convertible Note’s principal amount will occur in nineteen monthly cash or common stock payments beginning in July 2021. The Convertible Note may be prepaid by the Company at any time without penalty at 105% of the then outstanding principal amount due under the Convertible Note.

As of March 31, 2021, the outstanding balance of the Convertible Note payable net of unamortized debt discount was $3,189,465. As of March 31, 2021, the outstanding debt discount was $2,810,535.

As of March 31, 2021 the outstanding balance of the Convertible Note payable was comprised of a short-term principal of $2,842,105 with a debt discount of $1,533,019, resulting in a $1,309,086 short-term Convertible Note payable net of debt discount. As of March 31, 2021 the outstanding balance of the Convertible Note payable was comprised of a long-term principal of $3,157,895 with a debt discount of $1,277,516, resulting in a $1,880,379 long-term Convertible Note payable net of debt discount.

NOTE 9 – LEASES

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on March 31, 2021 and December 31, 2020 for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Lease Costs

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Components of total lease costs:
Operating lease expense	$124,614	$7,720
Total lease costs	$124,614	$7,720

Lease Positions as of March 31, 2021

ROU lease assets and lease liabilities for our operating leases are recorded on the balance sheet as follows:

	March 31, 2021	December 31, 2020
Assets
Right of use asset – short term	$383,275	$384,685
Right of use asset – long term	799,703	871,136
Total right of use asset	$1,182,978	$1,255,821

Liabilities
Operating lease liabilities – short term	$393,733	$391,221
Operating lease liabilities – long term	778,787	858,064
Total lease liability	$1,172,520	$1,249,285

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating leases	2.46
Weighted average discount rate – operating leases	8.00%

The future annual minimum lease payments as of March 31, 2021 are as follows:

2021	$305,198
2022	416,226
2023	362,544
2024	246,344
Total future minimum lease payments	1,330,312
Less: Lease imputed interest	157,792
Total	$1,172,520

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue 27,000,000 shares of common stock, par value $0.001 per share.

During the three months ended March 31, 2021, the Company issued 18,000 shares of common stock and recognized expense of $51,240 in stock-based compensation for consulting services. The Company also issued 1,163,556 shares of common stock for the exercise of warrants and received $3,718,956 in cash proceeds. The Company granted 335,000 shares of restricted common stock for compensation and recognized expense of $1,112,200 in stock-based compensation. (See Note 6) The stock-based compensation for the period was valued based on the value of the shares based on public information.

During the three months ended March 31, 2020, the Company issued 104,750 shares of common stock for services and recognized expense of $419,000 in stock-based compensation and license fees. The stock-based compensation for the period was valued based on prior private placements or based on management’s estimates of value prior to the IPO.

Preferred Stock

The Company is authorized to issue 3,000,000 shares of preferred stock, par value $0.001 per share. There were zero and zero preferred stock shares outstanding as of March 31, 2021 and December 31, 2020, respectively.

Stock-Based Compensation

In October 2017, our Board of Directors adopted the Aditx Therapeutics, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan provides for the grant of equity awards to employees, and consultants. The Company is authorized to issue up to 2,500,000 shares of our common stock pursuant to awards granted under the 2017 Plan. The 2017 Plan is administered by our Board of Directors, and expires ten years after adoption, unless terminated earlier by the Board of Directors.

On February 24, 2021, our Board of Directors adopted the Aditx Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock and restricted stock units, and other stock-based awards (collectively, the “Awards”). Eligible recipients of Awards include employees, directors or independent contractors of the Company or any affiliate of the Company. The Compensation Committee of the Board of Directors (the “Committee”) will administer the 2021 Plan. A total of 3,000,000 shares of common stock, par value $0.001 per share, of the Company may be issued pursuant to Awards granted under the 2021 Plan. The exercise price per share for the shares to be issued pursuant to an exercise of a stock option will be no less than one hundred percent (100%) of the Fair Market Value (as defined in the 2021 Plan) of a share of Common Stock on the date of grant. The 2021 Plan will be submitted to the stockholders of the Company at the Company’s 2021 annual meeting of stockholders, to be held on May 19, 2021, for their approval and adoption, and a proposal regarding approval of the 2021 Plan has been included in the Company’s proxy statement for that annual meeting.

During the three months ended March 31, 2021, the Company granted no new options.

During the three months ended March 31, 2020, the Company granted 7,500 stock options to related parties with an exercise price of $11.00 per share, which vested on issuance. The total grant date fair value was determined to be $28,642.

The following is an analysis of the stock option grant activity under the Plan:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2020	2,143,000	$3.18	7.81
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	-	-	-
Outstanding March 31, 2021	2,143,000	$3.18	7.56

Nonvested Options	Shares	Weighted- Average Exercise Price
Nonvested on December 31, 2020	973,000	$2.28
Granted	-	-
Vested	(66,500)	3.66
Expired or forfeited	-	-
Nonvested on March 31, 2021	906,500	$2.18

The Company recognized stock-based compensation expense related to options issued and vesting of $211,579 during the three months ended March 31, 2021, which is included in general and administrative expenses in the accompanying statements of operations. The remaining value to be expensed is $1,569,906 with a weighted average vesting term of 1.61 years as of March 31, 2021. The Company recognized stock-based compensation expense related to options issued and vesting of $27,799 during the three months ended March 31, 2020, which is included in general and administrative expenses in the accompanying statements of operations.

Warrants

For the three months ended March 31, 2021, the fair value of each warrant granted was estimated using the assumption ranges and/or factors in the Black-Scholes Model as follows:

Exercise price	$4.00
Expected dividend yield	0%
Risk free interest rate	0.17%-0.42%
Expected life in years	3.00-5.00
Expected volatility	154%-159%

The risk-free interest rate assumption for warrants granted is based upon observed interest rates on the United States Government Bond Equivalent Yield appropriate for the expected term of warrants.

The Company determined the expected volatility assumption for warrants granted using the historical volatility of comparable public companies’ common stock. The Company will continue to monitor peer companies and other relevant factors used to measure expected volatility for future warrant grants, until such time that the Company’s common stock has enough market history to use historical volatility.

The dividend yield assumption for warrants granted is based on the Company’s history and expectation of dividend payouts. The Company has never declared nor paid any cash dividends on its common stock, and the Company does not anticipate paying any cash dividends in the foreseeable future.

The Company recognizes warrant forfeitures as they occur as there is insufficient historical data to accurately determine future forfeitures rates.

A summary of warrant issuances are as follows:

Warrants	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2020	5,799,146	$5.05	4.00
Granted	875,000	4.00	3.00
Exercised	(1,163,556)	3.21	-
Expired or forfeited	(46,875)	4.00	-
Outstanding March 31, 2021	5,463,715	$3.96	3.54

Nonvested Warrants	Shares	Weighted- Average Exercise Price
Nonvested on December 31, 2020	320,000	$3.69
Granted	875,000	4.00
Vested	(935,000)	4.06
Expired or forfeited	-	-
Nonvested on March 31, 2021	260,000	$3.04

The Company recognized stock-based compensation expense related to warrants issued and vesting of $89,883 and $82,638 during the three months ended March 31, 2021 and March 31, 2020, respectively, which is included in general and administrative in the accompanying Statements of Operations. The remaining value to be expensed is $105,049 with a weighted average vesting term of 0.82 years as of March 31, 2021.

During the three months ended March 31, 2021, 1,163,556 warrants were exercised for 1,163,556 shares of common stock. The Company recognized proceeds of $3,718,956 related to the exercises.

On January 25, 2021, pursuant to the Securities Purchase Agreement the Company issued a warrant to the Investor to purchase up to 800,000 shares of the Company’s common stock. The warrant is immediately exercisable for a period of three years at an exercise price of $4.00 per share, subject to adjustment. In addition, the Company issued 75,000 warrants to the underwriters related to the Securities Purchase Agreement. These warrants have an exercise price of $4.00 and a term of five years. All the 75,000 warrants are exercisable on issuance. (See Note 8)

NOTE 11 – INCOME TAXES

The Company has incurred losses since inception. During the three months ended March 31, 2021, the Company did not provide any provision for income taxes as the Company incurred losses during such period. The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. In assessing the need for a valuation allowance, the Company has considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, the Company has recorded a full valuation allowance for its net deferred tax assets as of March 31, 2021.

As of March 31, 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

NOTE 12 – SUBSEQUENT EVENT

On May 4, 2021, the Company entered a triple net lease (the “Lease”) for approximately 25,000 square feet of laboratory and office space in Richmond, Virginia. The Lease has a term of sixty-three months. The monthly base rent is approximately $53,000, plus applicable pro-rata common area charges, taxes, and maintenance. The lease contains a base rent escalation clause of 3% per lease calendar year as well as a tenant improvement allowance of $375,000 in aggregate. The Company anticipates moving into the space during Q2 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the section entitled “Risk Factors” in Part II, Item 1A.

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

New, focused therapeutic approaches are needed that modulate only the small portion of immune cells that are involved in rejection of the transplanted organ, as this approach can be safer for patients than indiscriminate immune suppression. Such approaches are referred to as immune tolerance, and when therapeutically induced, may be safer for patients and potentially allow long-term survival of transplanted tissues and organs.

In the late 1990s, academic research on these approaches was conducted at the Transplant Center in Loma Linda University (“LLU”) in connection with a project that secured initial grant funding from the U.S. Department of Defense. The focus of that project was for skin grafting for burn victims. Twenty years of research at LLU and an affiliated incubator led to a series of discoveries that have been translated into a large patent portfolio of therapeutic approaches that may be applied to the modulation of the immune system to induce tolerance to self and transplanted organs.

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

AditxtScore™ is being designed to allow individuals to understand, manage and monitor their immune profiles in order to be informed about attacks on or by their immune system. We believe AditxtScore™ can also assist the medical community in anticipating possible immune responses and reactions to viruses, bacteria, allergens, and transplanted organs. It can be useful in anticipating attacks on the body by having the ability to determine its potential response and for developing a plan to deal with an undesirable reaction by the immune system. Its advantages include the ability to provide a simple, rapid, accurate, high throughput, single platform assay that can be multiplexed to determine the immune status with respect to several factors simultaneously, in 3-16 hours, as well as detect antigen and antibody in a single test (i.e., infectious, recovered, immune). In addition, it can determine and differentiate between various types of cellular and humoral immune responses (T and B cells). It also provides for simultaneous monitoring of cell activation and levels of cytokine release (i.e., cytokine storms).

We plan to utilize AditxtScore™ in our upcoming clinical trials to monitor subjects’ immune response before, during, and after ADi™ drug administration. We are working with regulatory consultants with the objective to obtain FDA approval for AditxtScore™ as a clinical assay. We are currently securing marketing and distribution partnerships for application of AditxtScore™ in the infectious diseases market. To obtain FDA approval to use AditxtScore™ as a clinical assay, we are performing validation studies to demonstrate AditxtScore™’s utility to evaluate various components of the immune system reproducibly. We believe that this data will show AditxtScore™’s ability to measure various components of the immune system (e.g., humoral and cell-mediated immune responses) to provide a broader view of the immune system and its status in health and disease. Our plan is to submit a 510(K) application to the FDA after compilation of these data. Beyond infectious diseases, we plan to develop AditxtScore™ for applications in additional markets such as organ rejection, allergies, drug/vaccine response, and disease susceptibility.

License Agreement with Loma Linda University

On March 8, 2018, we entered into an Assignment Agreement (the “Assignment Agreement”) with Sekris Biomedical, Inc. (“Sekris”). Sekris was a party to a license agreement with LLU, entered and made effective on May 25, 2011, and amended on June 24, 2011, July 16, 2012 and December 27, 2012 (the “Original Agreement,” and together with the Assignment Agreement, the “Sekris Agreements”). Pursuant to the Assignment Agreement, Sekris transferred and assigned all its rights and obligations and liabilities under the Original Agreement, of whatever kind or nature, to us. In exchange, on March 8, 2018, we issued a warrant to Sekris to purchase up to 500,000 shares of our common stock (the “Sekris Warrant”). The warrant was immediately exercisable and has an exercise price of $4.00 per share. The expiration date of the warrant is March 8, 2023. On March 15, 2018, as amended on July 1, 2020, we entered into a LLU License Agreement directly with Loma Linda University, which amends and restates the Sekris Agreements.

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

Pursuant to the LLU License Agreement, we are required to pay an annual license fee to LLU. Also, we paid LLU $455,000 in July 2020 for outstanding milestone payments and license fees. We are also required to pay to LLU milestone payments in connection with certain development milestones. Specifically, we are required to make the following milestone payments: $175,000 on March 31, 2022; $100,000 on March 31, 2024; $500,000 on March 31, 2026; and $500,000 on March 31, 2027. Additionally, as consideration for prior expenses incurred by LLU to prosecute, maintain and defend the LLU Patent and Technology Rights, we made the following payments to LLU: $70,000 due at the end of December 2018, and a final payment of $60,000 due at the end of March 2019. We are required to defend the LLU Patent and Technology Rights during the term of the LLU License Agreement. Additionally, we will owe royalty payments of (i) 1.5% of Net Product Sales and Net Service Sales on any Licensed Products (defined as any finished pharmaceutical products which utilizes the LLU Patent and Technology Rights in its development, manufacture or supply), and (ii) 0.75% of Net Product Sales and Net Service Sales for Licensed Products and Licensed Services not covered by a valid patent claim for technology rights and know-how for a three (3) year period beyond the expiration of all valid patent claims. We also are required to produce a written progress report to LLU, discussing our development and commercialization efforts, within 45 days following the end of each year. All intellectual property rights in and to LLU Patent and Technology Rights shall remain with LLU (other than improvements developed by or on our behalf).

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

License Agreement with Leland Stanford Junior University (“Stanford”)

On February 3, 2020, we entered into an exclusive license agreement (the “February 2020 License Agreement”) with Stanford regarding a patent concerning a method for detection and measurement of specific cellular responses. Pursuant to the February 2020 License Agreement, we received an exclusive worldwide license to Stanford’s patent regarding use, import, offer, and sale of Licensed Products (as defined in the agreement). The license to the patented technology is exclusive, including the right to sublicense, beginning on the effective date of the agreement, and ending when the patent expires. Under the exclusivity agreement, we acknowledged that Stanford had already granted a non-exclusive license in the Nonexclusive Field of Use, under the Licensed Patents in the Licensed Field of Use in the Licensed Territory (as those terms are defined in the February 2020 License Agreement”). However, Stanford agreed to not grant further licenses under the Licensed Patents in the Licensed Field of Use in the Licensed Territory.

We were obligated to pay and paid a fee of $25,000 to Stanford within 60 days of February 3, 2020. We also issued 18,750 shares of the Company’s common stock to Stanford. An annual licensing maintenance fee is payable by us on the first anniversary of the February 2020 License Agreement in the amount of $40,000 for 2021 through 2024 and $60,000 starting in 2025 until the license expires upon the expiration of the patent. The Company is required to pay and has paid $25,000 for the issuances of certain patents. The Company will pay milestone fees of $50,000 on the first commercial sales of a licensed product and $25,000 at the beginning of any clinical study for regulatory clearance of an in vitro diagnostic product developed and a potential licensed product. We are also required to: (i) provide a listing of the management team or a schedule for the recruitment of key management positions by March 31, 2020 (which has been completed), (ii) provide a business plan covering projected product development, markets and sales forecasts, manufacturing and operations, and financial forecasts until at least $10,000,000 in revenue by June 30, 2020 (which has been completed), conduct validation studies by September 30, 2020 (which has been completed), (iv) hold a pre-submission meeting with the FDA by September 30, 2020 (which has been completed), (v) submit a 510(k) application to the FDA, Emergency Use Authorization (“EUA”), or a Laboratory Developed Test (“LDT”) by March 31, 2021, (vi) obtain FDA approval by December 31, 2021, (vii) complete a prototype assay kit by December 31, 2021, and (viii) have a written agreement with Stanford on further development and commercialization milestones for specific fields of use by December 31, 2021.

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

Going Concern

We were incorporated on September 28, 2017 and have not generated revenues to date. During the three months ended March 31, 2021 we had a net loss of $6,379,667 and cash of $14,045,036. The Company will require significant additional capital to operate in the normal course of business and fund clinical studies in the long-term. As a result of the IPO, the September 2020 Offering and the January 2021 Securities Purchase Agreement, we received net proceeds of approximately $23,000,000 during the period. We believe that the funds raised will be sufficient to fund our operations for at least the next 12 months. As a result, these conditions have alleviated the doubt regarding our ability to continue as a going concern beyond one year.

Financial Results

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Our financial statements as of March 31, 2021, show a net loss of $6,379,667. We expect to incur additional net expenses over the next several years as we continue to maintain and expand our existing operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

Results of Operations

Results of operations for the three months ended March 31, 2021 and 2020

During the three months ended March 31, 2021, we incurred a loss from operations of $6,093,032. This is due to general and administrative expenses of $5,098,517, which includes $1,464,902 in stock-based compensation, research and development of $935,952, and sales and marketing expenses of $58,563. The $935,952 in research and development is comprised of $69,360 in licensing fees, $505,564 in product development, and $361,028 in other research and development expense.

During the three months ended March 31, 2020, we incurred a loss from operations of $1,056,798. This is due to general and administrative expenses of $856,427, which includes $529,437 in stock-based compensation, research and development of $200,371, and sales and marketing expenses of zero. The $200,371 in research and development is comprised of $126,045 in licensing fees, $13,500 in product development, and $60,826 in other research and development expense.

The increase in expenses during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was due to the Company beginning to execute its business plan and incur costs of being a public company.

Liquidity and Capital Resources

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2021, we had an accumulated deficit of $27,258,845. We had working capital of $11,404,193 as of March 31, 2021. During the three months ended March 31, 2021, we purchased $1,308,312 in fixed assets, for which we made cash payments of $486,450 and financed $821,862. These fixed assets were purchased to furnish our new office and laboratory. Approximately $1,258,000 of these purchased fixed assets were lab equipment and approximately $50,000 was for computers.

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

On January 25, 2021, the Company entered into a Securities Purchase Agreement for the sale of a $6,000,000 Convertible Note. The Convertible Note has a term of 24 months, converts at a price of $4.00 per share, and has an original issuance discount of $1,000,000.

We may need to raise significant additional capital to continue to fund our operations and the clinical trials for our product candidates. We may seek to sell common stock, preferred stock or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities, or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

The source, timing, and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our clinical development program. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us to, among other things, delay, scale back or eliminate expenses including some or all our planned development, including our clinical trials. While we may need to raise funds in the future, we believe the current cash reserves should be sufficient to fund our operation for the foreseeable future. Because of these factors, we believe that this alleviates the issues about our ability to continue as a going concern.

Contractual Obligations

The following table shows our contractual obligations as of March 31, 2021:

		Payment Due by Year
	Total	2021	2022	2023	2024
Lease	$1,330,312	$305,198	$416,226	$362,544	$246,344

Financed asset	1,400,342	597,512	728,489	74,341	-

Total contractual obligations	$2,730,654	$902,710	$1,144,715	$436,885	$246,344

Critical Accounting Polices and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Plan of Operations—Critical Accounting Policies” in our Prospectus, dated September 1, 2020, filed with the SEC pursuant to Rule 424(b), are critical to fully understanding and evaluating our financial condition and results of operations. The following involve the most judgment and complexity:

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

When favorable, we have chosen to take advantage of the extended transition periods available to emerging growth companies under the JOBS Act for complying with new or revised accounting standards until those standards would otherwise apply to private companies provided under the JOBS Act.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO (December 31, 2025); (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Recently Issued and Adopted Accounting Pronouncements

See Note 3 - Summary of Significant Accounting Policies to the accompanying financial statements for a description of other accounting policies and recently issued accounting pronouncements.

Recent Developments

See Note 12 – Subsequent Event to the accompanying financial statements for a description of material recent developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined in Rule 229.10(f)(1).

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A. Risk Factors

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our most recent Annual Report on Form 10-K and in our other filings with the SEC, the occurrence of any one of which could have a material adverse effect on our actual results. There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K and our other filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

On January 1, 2021, the Company issued a consultant 6,000 shares of common stock for services rendered.

On March 1, 2021, the Company issued a consultant 12,000 shares of common stock for services rendered.

The issuances above were made pursuant to Section 4(a)(2) of the Securities Act.

 (b) Use of Proceeds

On July 2, 2020, the Company completed its initial public offering (“IPO”). In connection therewith, the Company issued 1,226,668 Units (the “Units”), excluding the underwriters’ option to cover overallotments (the underwriter did not exercise their overallotment), at an offering price of $9.00 per Unit, resulting in gross proceeds of approximately $11.0 million. The Units issued in the IPO consisted of one share of common stock, one Series A warrant, and one Series B warrant. The Series A warrants originally had an exercise price of $9.00 and a term of 5 years. In addition, the Company issued a Unit Purchase Option at an exercise price of $11.25 per unit to the underwriters to purchase up to 67,466 units, with each unit consisting of (i) one share of common stock and (ii) one Series A Warrant. On August 19, 2020, the Company modified the exercise price of the Series A Warrants from $9.00 per share to $4.50 per share. The term of the Series A Warrants was not modified. The Series B warrants have an exercise price of $11.25 per share, a term of 5 years and contain a cashless exercise option upon certain criteria being met. As of September 30, 2020, substantially all of the Series B warrants issued in the IPO have been exercised pursuant to a cashless provision therein.

We received net proceeds of $9.5 million in the IPO, after deducting underwriting discounts and commissions and issuance expenses borne by us. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy. Dawson James Securities, Inc. acted as lead book-running manager of the offering and as representative of the underwriters for the offering.

There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus related to the offering, dated June 29, 2020 as filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-235933	3.1	June 25, 2020

3.2	Certificate of Amendment, dated June 29, 2020	10-Q	001-39336	3.2	August 13, 2020

3.3	Amended and Restated Bylaws of the Registrant	S-1	333-235933	3.3	June 25, 2020

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.3*	Certification of Principal Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aditx Therapeutics, Inc.

Date: May 12, 2021	By:	/s/ Amro Albanna
Amro Albanna
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2021	By:	/s/ Corinne Pankovcin
Corinne Pankovcin
Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2021	By:	/s/ Thomas J. Farley
Thomas J. Farley
Controller (Principal Accounting Officer)