Form 10-K/A
period 2020-12-31
Aditx Therapeutics, Inc.
filed 2021-07-02
CIK 1726711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Aditx Therapeutics, Inc.. (hereinafter referred to as “us,” “we,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “First Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the Securities and Exchange Commission (“SEC”) on March 25, 2021 (the “Original Report”) solely to amend and restate the Exhibit Index included in Item 15 by adding Exhibits 3.2, 3.4, 4.2 – 4.4 and 10.1 through 10.23, which were omitted from the Original Report. Except as described above, no other information in the Original Filing has been updated and this First Amendment continues to speak as of the date of the Original Filing. Other events occurring after the filing of the Original Filing or other disclosure necessary to reflect subsequent events will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the filing of the Original Filing.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3)	Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
3.2	Certificate of Amendment, dated June 29, 2020 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2020)
3.3	Amended and Restated Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
3.4	Certificate of Designation Series A Preferred Stock (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-248491)
4.1	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 25, 2021)
4.2	Form the Company’s common stock certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
4.3	Form of Series A-1 Warrant Agent Agreement (including the terms of the Series A-1 Warrant) (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-248491)
4.4	Form of Series B-1 Warrant Agent Agreement (including the terms of the Series B-1 Warrant) (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-248491)
10.1	Form of Promissory Note issued to Sekris Biomedical, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.2	Warrant, dated March 8, 2018, issued to Sekris Biomedical, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.3	Form of Private Placement Subscription Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.4	Patent Licensing Agreement, dated February 3, 2020 (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.5	Patent and Technology License Agreement, dated March 15, 2018 between Loma Linda University and Aditx Therapeutics, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.6	Amendment Agreement to the Patent and Technology License Agreement, dated July 1, 2020 by and between Loma Linda University and Aditx Therapeutics, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2020)
10.7	2017 Equity Incentive Plan and forms of award agreements thereunder (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.8	Consulting Agreement, dated March 1, 2018 between Aditx Therapeutics, Inc. and Canyon Ridge Development LLC d/b/a Mission Critical Solutions International (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.9	Form of July 2018 Securities Purchase Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.10	Form of July 2018 Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.11	Form of April 2018 Promissory Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.12	Form of March 2019 Promissory Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.13	Form of October 2019 Securities Purchase Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.14	Form of October 2019 Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.15	Form of January 2020 Note Purchase Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.16	Form of January 2020 Private Placement Promissory Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.17	Consulting Agreement by and between the Company and Salveo Diagnostics, Inc., dated November 18, 2020 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 23, 2020)
10.18	Form of Senior Secured Convertible Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)
10.19	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)
10.20	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)

10.21	Form of Registration Rights Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)
10.22	Employment Agreement, dated as of February 24, 2021, by and between the Company and Amro Albanna (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 26, 2021)
10.23	2021 Omnibus Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 26, 2021)
23.1*	Consent of dbbmckennon, independent registered public accounting firm
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive, Financial, and Accounting Officers under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 2nd day of July 2021.

Aditx Therapeutics, Inc.

By:	/s/ Amro Albanna
	Name:	Amro Albanna
	Title:	Chief Executive Officer