Form 10-Q
period 2021-06-30
Aditxt, Inc.
filed 2021-08-12
CIK 1726711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 001-39336

Aditxt, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-3204328
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

737 N. Fifth Street, Suite 200 Richmond, VA	23219
(Address of principal executive offices)	(Zip Code)

(650) 870-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ADTX	The Nasdaq Stock Market LLC

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

As of August 11, 2021, the registrant had 14,789,051 and 14,688,248 shares of common stock, $0.001 par value per share, issued and outstanding, respectively.

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

References to Aditxt, Inc.

Throughout this Quarterly Report on Form 10-Q, the “Company,” “Aditxt,” “we,” “us,” and “our” refers to Aditxt, Inc. and “our board of directors” refers to the board of directors of Aditxt, Inc.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ADITXT, INC.

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash	$8,610,125	$10,500,826
Prepaid expenses	532,349	147,642
ROU asset - short term	784,031	384,685
TOTAL CURRENT ASSETS	9,926,505	11,033,153

Fixed assets	2,172,677	798,919
Intangible assets	267,940	321,000
ROU asset - long term	3,203,459	871,136
Deposits	271,832	72,296
Other assets	62,393	-
TOTAL ASSETS	$15,904,806	$13,096,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,211,998	$241,613
Convertible note payable, net of discount – short term – Note 8	2,256,939	-
Financing of fixed asset – short term	729,610	587,588
Deferred rent	122,632	6,536
Lease liability - short term	906,664	391,221
TOTAL CURRENT LIABILITIES	5,227,843	1,226,958

Convertible note payable, net of discount - long term – Note 8	1,316,548	-
Financing of fixed asset - long term	438,398	-
Lease liability - long term	2,958,194	858,064

TOTAL LIABILITIES	9,940,983	2,085,022

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 3,000,000 shares authorized, zero shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 14,789,051 and 13,074,495 shares issued and 14,688,248 and 12,973,692 shares outstanding, respectively	14,793	13,078
Treasury stock, 100,803 and 100,803 shares, respectively	(201,605)	(201,605)
Additional paid-in capital	39,587,916	32,079,187
Accumulated deficit	(33,437,281)	(20,879,178)
TOTAL STOCKHOLDERS’ EQUITY	5,963,823	11,011,482

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,904,806	$13,096,504

See accompanying notes to the financial statements.

ADITXT, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
OPERATING EXPENSES
General and administrative expenses, including $772,430, $160,329, $2,237,332 and $689,766, in stock-based compensation, respectively	$4,798,313	$367,338	$9,896,830	$1,223,765
Research and development expenses, including $0, $0, $0, and $0 in stock-based compensation, respectively	932,751	28,294	1,868,703	228,665
Sales and marketing expenses, including $0, $0, $0, and $0 in stock-based compensation, respectively	43,943	2,848	102,506	2,848
Total operating expenses	5,775,007	398,480	11,868,039	1,455,278

NET LOSS FROM OPERATIONS	(5,775,007)	(398,480)	(11,868,039)	(1,455,278)

OTHER EXPENSE
Interest expense	(19,586)	(448)	(36,389)	(902)
Interest income	180	-	429	-
Gain on forgiveness of debt	-	-	-	23,500
Amortization of debt discount	(384,023)	(135,389)	(654,104)	(300,000)
Total other expense	(403,429)	(135,837)	(690,064)	(277,402)

Net loss before income taxes	(6,178,436)	(534,317)	(12,558,103)	(1,723,680)
Income tax provision	-	-	-	-

NET LOSS	$(6,178,436)	$(534,317)	$(12,558,103)	$(1,723,680)

Net loss per share - basic and diluted	$(0.42)	$(0.14)	$(0.88)	$(0.44)

Weighted average number of shares outstanding during the period - basic and diluted	14,563,699	3,929,205	14,198,485	3,917,891

See accompanying notes to the financial statements.

ADITXT, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	Preferred Shares Outstanding	Preferred Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance December 31, 2020	-	$-	12,973,692	$13,078	$(201,605)	$32,079,187	$(20,879,178)	$11,011,482

Exercise of warrants	-	-	1,163,556	1,164	-	3,717,792	-	3,718,956

Issuance of shares for services	-	-	18,000	18	-	51,222	-	51,240

Issuance of shares for employee compensation	-	-	335,000	335	-	1,111,865	-	1,112,200

Stock option and warrant compensation	-	-	-	-	-	301,462	-	301,462

Fair value of warrants issued with convertible note payable	-	-	-	-	-	1,322,840	-	1,322,840

Warrant consideration for convertible note offering costs	-	-	-	-	-	231,316	-	231,316

Net loss	-	-	-	-	-	-	(6,379,667)	(6,379,667)

Balance March 31, 2021 (unaudited)	-	$-	14,490,248	$14,595	$(201,605)	$38,815,684	$(27,258,845)	$11,369,829

Issuance of shares for services	-	-	68,000	68	-	181,792	-	181,860

Issuance of shares for employee compensation	-	-	130,000	130	-	331,370	-	331,500

Stock option and warrant compensation	-	-	-	-	-	259,070	-	259,070

Net loss	-	-	-	-	-	-	(6,178,436)	(6,178,436)

Balance June 30, 2021 (unaudited)	-	$-	14,688,248	$14,793	$(201,605)	$39,587,916	$(33,437,281)	$5,963,823

	Preferred Shares	Preferred Shares	Common		Treasury	Additional Paid-in	Accumulated	Total Stockholders’
	Outstanding	Par	Shares	Par	Stock	Capital	Deficit	Deficit

Balance December 31, 2019	-	$-	3,821,087	$3,916	$(189,625)	$9,063,483	$(11,729,951)	$(2,852,177)

Issuance of shares for services	-	-	104,750	105	-	418,895	-	419,000

Stock option and warrant compensation	-	-	-	-	-	110,437	-	110,437

Treasury stock	-	-	(5,990)	-	(11,980)	-	-	(11,980)

Net loss	-	-	-	-	-	-	(1,189,363)	(1,189,363)

Balance March 31, 2020 (unaudited)	-	$-	3,919,847	$4,021	$(201,605)	$9,592,815	$(12,919,314)	$(3,524,083)

Exercise of warrants	-	-	30,975	31	-	185,819	-	185,850

Stock option and warrant compensation	-	-	-	-	-	77,138	-	77,138

Issuance of shares for services	-	-	17,500	18	-	83,174	-	83,192

Adjustment to Common Shares due to reverse stock split	-	-	(10)	(1)	-	-	-	(1)

Net loss	-	-	-	-	-	-	(534,317)	(534,317)

Balance June 30, 2020 (unaudited)	-	$-	3,968,312	$4,069	$(201,605)	$9,938,946	$(13,453,631)	$(3,712,221)

See accompanying notes to the financial statements.

ADITXT, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,558,103)	$(1,723,680)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	2,237,332	689,766
Depreciation expense	166,529	-
Amortization of intangible assets	53,060	-
Amortization of debt discount	654,104	300,000
Changes in operating assets and liabilities:
Security deposit	(199,536)	-
Prepaid expenses	(384,707)	(25,083)
Accounts payable and accrued expenses	970,384	95,429
Accrued compensation to related parties	-	257,978
Net cash used in operating activities	(9,060,937)	(405,590)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(718,425)	-
TI allowance receivable	(62,393)	-
Net cash used in investing activities	(780,818)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable	5,000,000	375,000
Discount on convertible note payable from offering costs	(526,460)	-
Offering costs	-	(109,425)
Proceeds from exercise of warrants	3,718,956	185,850
Payments on financing of fixed asset	(241,442)	-
Net cash provided by financing activities	7,951,054	451,425

NET (DECREASE) INCREASE IN CASH	(1,890,701)	45,835

CASH AT BEGINNING OF PERIOD	10,500,826	4,090

CASH AT END OF PERIOD	$8,610,125	$49,925

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liabilities assumed for common stock	$-	$11,980
Original offering discount on convertible note payable	$-	$313,714
Lease liability recognized from right of use asset	$2,806,427	$-
Original offering discount on note payable	$1,000,000	$300,000
Debt Discount from warrants issued with convertible note payable	$1,322,840	$-
Debt Discount from warrant consideration for convertible debt offering costs	$231,316	$-
Liability recognized for financed assets	$821,862	$-

See accompanying notes to the financial statements.

ADITXT, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Company Background

Overview

Aditxt, Inc. (“Aditxt” or the “Company”), formally known as Aditx Therapeutics Inc., was incorporated in the State of Delaware on September 28, 2017 and the Company’s headquarters are located in Richmond, VA. The Company is a biotech innovation company with a mission of prolonging life and enhancing its quality by improving the health of the immune system.

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

Offerings

On July 2, 2020, the Company completed its initial public offering (“IPO”). In connection therewith, the Company issued 1,226,668 Units (the “Units”), at an offering price of $9.00 per Unit, resulting in gross proceeds of approximately $11.0 million. The Units issued in the IPO consisted of one share of common stock, one Series A warrant, and one Series B warrant. The Series A warrants originally had an exercise price of $9.00 and a term of 5 years. In addition, the Company issued a Unit Purchase Option at an exercise price of $11.25 per unit to the underwriters to purchase up to 67,466 units, with each unit consisting of (i) one share of common stock and (ii) one Series A warrant. On August 19, 2020, the Company modified the exercise price of the Series A warrants from $9.00 per share to $4.50 per share. The term of the Series A warrants was not modified. The Series B warrants have an exercise price of $11.25 per share, a term of 5 years and contain a cashless exercise option upon certain criteria being met. As of June 30, 2021, substantially all of the Series B warrants issued in the IPO have been exercised pursuant to a cashless provision therein.

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

Risks and Uncertainties

The Company has a limited operating history and has not generated revenue from intended operations. The Company’s business and operations are sensitive to general business and economic conditions in the U.S. and worldwide along with local, state, and federal governmental policy decisions. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse conditions may include: changes in the biotechnology regulatory environment, technological advances that render our technologies obsolete, availability of resources for clinical trials, acceptance of technologies into the medical community, and competition from larger, more well-funded companies. These adverse conditions could affect the Company’s financial condition and the results of its operations.

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

NOTE 2 – GOING CONCERN ANALYSIS

Management Plans

The Company was incorporated on September 28, 2017 and has not generated revenues to date. During the six months ended June 30, 2021, the Company had a net loss of $12,558,103 and cash of $8,610,125 at June 30, 2021. The Company will be conducting medical research and development, and the time at which the Company will begin generating revenue is unknown. These factors indicate substantial doubt about the Company’s ability to continue as a going concern. The Company believes, however, that the funds raised by the IPO, the September 2020 Offering, and the offering, sale, and issuance by the Company of a Senior Secured Convertible Promissory Note pursuant to a Securities Purchase Agreement (the “January 2021 Securities Purchase Agreement”) will be sufficient to fund the Company’s operation for at least the next 12 months. Because of these factors, the Company believes that this alleviates substantial doubt in connection with the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended June 30, 2021 and June 30, 2020. Although management believes that the disclosures in these unaudited financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 25, 2021. The interim results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ended December 31, 2021 or for any future interim periods.

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

Patents

The Company incurs fees from patent licenses, which are expensed as incurred. During the six months ended June 30, 2021 and June 30, 2020, the Company had a licensing fee for the patents of $72,545 and $126,670, respectively.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance. During the six months ended June 30, 2021 and June 30, 2020, the Company incurred research and development costs of $1,868,703 and $228,665, respectively.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of June 30, 2021, 2,143,000 stock options and 5,463,715 warrants were excluded from dilutive earnings per share as their effects were anti-dilutive. As of June 30, 2020, 1,110,000 stock options and 1,291,503 warrants were excluded from dilutive earnings per share as their effects were anti-dilutive.

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

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company has elected to early adopt this ASU and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

NOTE 4 – FIXED ASSETS

The Company’s fixed assets include the following on June 30, 2021:

	Cost Basis	Accumulated Depreciation	Net
Computers	$208,012	$(27,212)	$180,800
Lab Equipment	2,091,384	(156,026)	1,935,358
Office Furniture	56,535	(980)	55,555
Other Fixed Assets	1,048	(84)	964
Total Fixed Assets	$2,356,979	$(184,302)	$2,172,677

The Company’s fixed assets include the following on December 31, 2020:

	Cost Basis	Accumulated Depreciation	Net
Computers	$54,579	$(3,079)	$51,500
Lab Equipment	750,658	(14,350)	736,308
Office Furniture	10,407	(312)	10,095
Other Fixed Assets	1,048	(32)	1,016
Total Fixed Assets	$816,692	$(17,773)	$798,919

Depreciation expense was $100,286 for the three months ended June 30, 2021 and zero for the three months ended for June 30, 2020. Depreciation expense was $166,529 for the six months ended June 30, 2021 and zero for the six months ended for June 30, 2020. None of the Company’s fixed assets serve as collateral against any loans as of June 30, 2021 and December 31, 2020, other than those subject to the financed asset liability.

NOTE 5 – INTANGIBLE ASSETS

The Company’s intangible assets include the following on June 30, 2021:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(53,060)	$267,940
Total Intangible Assets	$321,000	(53,060)	$267,940

The Company’s intangible assets include the following on December 31, 2020:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$-	$321,000
Total Intangible Assets	$321,000	-	$321,000

Amortization expense was $26,676 for the three months ended June 30, 2021 and zero for the three months ended for June 30, 2020. Amortization expense was $53,060 for the six months ended June 30, 2021 and zero for the six months ended for June 30, 2020. None of the Company’s intangible assets serve as collateral against any loans as of June 30, 2021 and December 31, 2020.

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

On June 4, 2021, the Company granted 75,000 shares of restricted stock pursuant to the Company’s 2021 Equity Incentive Plan to the Company’s Chief Executive Officer. The Company recognized $191,250 in stock-based compensation for the issuance of these shares.

On June 4, 2021, the Company granted 55,000 shares of restricted stock pursuant to the Company’s 2021 Equity Incentive Plan to the Company’s Chief Financial Officer. The Company recognized $140,250 in stock-based compensation for the issuance of these shares.

NOTE 7 – AGREEMENTS

In February 2021, the Company entered into an additional 24-month financing agreement for lab equipment. The aggregate cost of this financing agreement, net of a $200,000 down payment is $892,094, of which $821,861 represents principal and $70,233 represents interest. The financing agreement has an interest rate of 8% per year.

NOTE 8 – CONVERTIBLE NOTE PAYABLE

On January 25, 2021, the Company entered into a Securities Purchase Agreement with an institutional accredited investor (the “Investor”) for the offering, sale, and issuance of a $6,000,000 Senior Convertible Promissory Note (the “January 2021 Securities Purchase Agreement, or the Convertible Note ”). The Convertible Note has a twenty-four-month term and is convertible at the option of the Investor at any time prior to maturity in shares of Common Stock at an initial conversion price of $4.00 per share. Pursuant to the January 2021 Securities Purchase Agreement, the Company also issued a warrant to the Investor to purchase up to 800,000 shares of the Company’s common stock. The warrant is immediately exercisable for a period of three (3) years at an exercise price of $4.00 per share, subject to adjustment. An additional 75,000 warrants to purchase shares of the Company’s common stock was also issued to the underwriters. These underwriter warrants are immediately exercisable for a period of five (5) years at an exercise price of $4.00 per share, subject to adjustment. The Convertible Note has an original issuance discount of $1,000,000. The Company also recognized an additional discount of $526,460 from the issuance costs of the debt, $1,322,840 from the fair value of the warrants issued to the Investor, and $231,316 from the fair value of warrants issued to the underwriters. The total debt discount from these items was $3,080,616 which will be amortized over the life of the Convertible Note. Repayment of the Convertible Note’s principal amount will occur in nineteen monthly cash or common stock payments beginning in July 2021. The Convertible Note may be prepaid by the Company at any time without penalty at 105% of the then outstanding principal amount due under the Convertible Note.

As of June 30, 2021, the outstanding balance of the Convertible Note payable net of unamortized debt discount was $3,573,487. As of June 30, 2021, the outstanding debt discount was $2,426,513.

As of June 30, 2021 the outstanding balance of the Convertible Note payable was comprised of a short-term principal of $3,789,474 with a debt discount of $1,532,535, resulting in a $2,256,939 short-term Convertible Note payable net of debt discount. As of June 30, 2021 the outstanding balance of the Convertible Note payable was comprised of a long-term principal of $2,210,526 with a debt discount of $893,978, resulting in a $1,316,548 long-term Convertible Note payable net of debt discount.

NOTE 9 – LEASES

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on June 30, 2021 and December 31, 2020 for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Lease Costs

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Components of total lease costs:
Operating lease expense	$259,293	$3,125
Total lease costs	$259,293	$3,125

Lease Positions as of June 30, 2021

ROU lease assets and lease liabilities for our operating leases are recorded on the balance sheet as follows:

	June 30, 2021	December 31, 2020
Assets
Right of use asset – short term	$784,031	$384,685
Right of use asset – long term	3,203,459	871,136
Total right of use asset	$3,987,490	$1,255,821

Liabilities
Operating lease liabilities – short term	$906,664	$391,221
Operating lease liabilities – long term	2,958,194	858,064
Total lease liability	$3,864,858	$1,249,285

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating leases	3.17
Weighted average discount rate – operating leases	8.00%

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

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

On May 24, 2021, the Company increased the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 27,000,000 to 100,000,000 (the “Authorized Shares Increase”) by filing a Certificate of Amendment (the “Certificate of Amendment”) to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. In accordance with the General Corporation Law of the State of Delaware, the Authorized Shares Increase and the Certificate of Amendment were approved by the stockholders of the Company at the Company’s Annual Meeting of Stockholders on May 19, 2021.

During the six months ended June 30, 2021, the Company issued 86,000 shares of common stock and recognized expense of $233,100 in stock-based compensation for consulting services. The Company also issued 1,163,556 shares of common stock upon the exercise of warrants and received $3,718,956 in cash proceeds. The Company granted 465,000 shares of restricted common stock for employee compensation and recognized expense of $1,443,700 in stock-based compensation. (See Note 6) The stock-based compensation for the period was valued based on the value of the shares based on public information.

During the six months ended June 30, 2020, the Company issued 122,250 shares of common stock and recognized expense of $502,192 in stock compensation for consulting services. The Company also issued 30,975 shares of commons stock upon the exercise of warrants and received $185,850 for the exercise of the warrants. The compensation was valued based on prior private placements or based on management’s estimates of value immediately prior to the IPO.

Preferred Stock

The Company is authorized to issue 3,000,000 shares of preferred stock, par value $0.001 per share. There were no shares of preferred stock outstanding as of June 30, 2021 and December 31, 2020, respectively.

Stock-Based Compensation

In October 2017, our Board of Directors adopted the Aditx Therapeutics, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan provides for the grant of equity awards to directors, employees, and consultants. The Company is authorized to issue up to 2,500,000 shares of our common stock pursuant to awards granted under the 2017 Plan. The 2017 Plan is administered by our Board of Directors, and expires ten years after adoption, unless terminated earlier by the Board of Directors.

On February 24, 2021, our Board of Directors adopted the Aditx Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock and restricted stock units, and other stock-based awards (collectively, the “Awards”). Eligible recipients of Awards include employees, directors or independent contractors of the Company or any affiliate of the Company. The Compensation Committee of the Board of Directors (the “Committee”) will administer the 2021 Plan. A total of 3,000,000 shares of common stock, par value $0.001 per share, of the Company may be issued pursuant to Awards granted under the 2021 Plan. The exercise price per share for the shares to be issued pursuant to an exercise of a stock option will be no less than one hundred percent (100%) of the Fair Market Value (as defined in the 2021 Plan) of a share of Common Stock on the date of grant. The 2021 Plan was submitted and approved by the Company’s stockholders at the 2021 annual meeting of stockholders, held on May 19, 2021.

During the six months ended June 30, 2021, the Company granted no new options.

During the six months ended June 30, 2020, the Company granted 7,500 stock options to a related party with exercise prices of $11.00 per share vesting on issuance. The total grant date fair value was determined to be $27,799.

The following is an analysis of the stock option grant activity under the Plan:

Vested and Nonvested Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2020	2,143,000	$3.18	7.81
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	-	-	-
Outstanding June 30, 2021	2,143,000	$3.18	7.31

Nonvested Stock Options	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2020	973,000	$2.28
Granted	-	-
Vested	(97,125)	3.56
Expired or forfeited	-	-
Nonvested on June 30, 2021	875,875	$2.13

The Company recognized stock-based compensation expense related to options issued and vesting of $423,157 during the six months ended June 30, 2021, which is included in general and administrative expenses in the accompanying statements of operations. The remaining value to be expensed is $1,358,328 with a weighted average vesting term of 1.38 years as of June 30, 2021. The Company recognized stock-based compensation expense related to options issued and vesting of $27,799 during the six months ended June 30, 2020, which is included in general and administrative expenses in the accompanying statements of operations.

Warrants

For the six months ended June 30, 2021, the fair value of each warrant granted was estimated using the assumption ranges and/or factors in the Black-Scholes Model as follows:

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

The Company recognizes warrant forfeitures as they occur as there is insufficient historical data to accurately determine future forfeitures rates.

A summary of warrant issuances are as follows:

Vested and Nonvested Warrants	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2020	5,799,146	$5.05	4.00
Granted	875,000	4.00	-
Exercised	(1,163,556)	3.21	-
Expired or forfeited	(46,875)	4.00	-
Outstanding June 30, 2021	5,463,715	$3.96	3.29

Nonvested Warrants	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2020	320,000	$3.69
Granted	875,000	4.00
Vested	(1,075,000)	4.08
Expired or forfeited	-	-
Nonvested on June 30, 2021	120,000	$1.92

The Company recognized stock-based compensation expense related to warrants issued and vesting of $137,375 and $159,777 during the six months ended June 30, 2021 and June 30, 2020, respectively, which is included in general and administrative in the accompanying Statements of Operations. The remaining value to be expensed is $105,049 with a weighted average vesting term of 1.5 years as of June 30, 2021.

During the six months ended June 30, 2021, 1,163,556 warrants were exercised for 1,163,556 shares of common stock. The Company recognized proceeds of $3,718,956 related to the exercises.

On January 25, 2021, pursuant to the January 2021 Securities Purchase Agreement the Company issued a warrant to the Investor to purchase up to 800,000 shares of the Company’s common stock. The warrant is immediately exercisable for a period of three years at an exercise price of $4.00 per share, subject to adjustment. In addition, the Company issued 75,000 warrants to the underwriters related to the January 2021 Securities Purchase Agreement. These warrants have an exercise price of $4.00 and a term of five years. All the 75,000 warrants are exercisable on issuance. (See Note 8)

NOTE 11 – INCOME TAXES

The Company has incurred losses since inception. During the six months ended June 30, 2021, the Company did not provide any provision for income taxes as the Company incurred losses during such period. The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. In assessing the need for a valuation allowance, the Company has considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, the Company has recorded a full valuation allowance for its net deferred tax assets as of June 30, 2021.

As of June 30, 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

NOTE 12 – SUBSEQUENT EVENTS

On July 6, 2021, the Company changed its corporate name from Aditx Therapeutics, Inc. to Aditxt, Inc. The name change was effective following approval by the Company’s Board of Directors through the filing of a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation. In accordance with Section 242(b)(1) of the Delaware General Corporation Law, stockholder approval of the name change was not required.

The name change does not affect the rights of the Company’s security holders, creditors, customers, or suppliers. The ticker symbol of the Company’s common stock on The Nasdaq Capital Market will remain “ADTX.”

On July 7, 2021, the Company issued a press release announcing that it had relocated its corporate headquarters to Richmond, Virginia.

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

License Agreement with Loma Linda University

On March 8, 2018, we entered into an Assignment Agreement (the “Assignment Agreement”) with Sekris Biomedical, Inc. (“Sekris”). Sekris was a party to a license agreement with LLU, entered and made effective on May 25, 2011, and amended on June 24, 2011, July 16, 2012 and December 27, 2012 (the “Original Agreement,” and together with the Assignment Agreement, the “Sekris Agreements”). Pursuant to the Assignment Agreement, Sekris transferred and assigned all of its rights, obligations and liabilities under the Original Agreement, of whatever kind or nature, to us. In exchange, on March 8, 2018, we issued a warrant to Sekris to purchase up to 500,000 shares of our common stock (the “Sekris Warrant”). The warrant was immediately exercisable and has an exercise price of $4.00 per share. The expiration date of the warrant is March 8, 2023. On March 15, 2018, as amended on July 1, 2020, we entered into a LLU License Agreement directly with Loma Linda University, which amends and restates the Sekris Agreements.

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

Pursuant to the LLU License Agreement, we are required to pay an annual license fee to LLU. Also, we paid LLU $455,000 in July 2020 for outstanding milestone payments and license fees. We are also required to pay to LLU milestone payments in connection with certain development milestones. Specifically, we are required to make the following milestone payments to LLU: $175,000 on March 31, 2022; $100,000 on March 31, 2024; $500,000 on March 31, 2026; and $500,000 on March 31, 2027. Additionally, as consideration for prior expenses incurred by LLU to prosecute, maintain and defend the LLU Patent and Technology Rights, we made the following payments to LLU: $70,000 at the end of December 2018, and a final payment of $60,000 at the end of March 2019. We are required to defend the LLU Patent and Technology Rights during the term of the LLU License Agreement. Additionally, we will owe royalty payments of (i) 1.5% of Net Product Sales (as such terms are defined under the LLU License Agreement) and Net Service Sales on any Licensed Products (defined as any finished pharmaceutical products which utilizes the LLU Patent and Technology Rights in its development, manufacture or supply), and (ii) 0.75% of Net Product Sales and Net Service Sales for Licensed Products and Licensed Services (as such terms are defined under the LLU License Agreement) not covered by a valid patent claim for technology rights and know-how for a three (3) year period beyond the expiration of all valid patent claims. We also are required to produce a written progress report to LLU, discussing our development and commercialization efforts, within 45 days following the end of each year. All intellectual property rights in and to LLU Patent and Technology Rights shall remain with LLU (other than improvements developed by or on our behalf).

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

We were obligated to pay and paid a fee of $25,000 to Stanford within 60 days of February 3, 2020. We also issued 18,750 shares of the Company’s common stock to Stanford. An annual licensing maintenance fee is payable by us on the first anniversary of the February 2020 License Agreement in the amount of $40,000 for 2021 through 2024 and $60,000 starting in 2025 until the license expires upon the expiration of the patent. The Company is required to pay and has paid $25,000 for the issuances of certain patents. The Company will pay milestone fees of $50,000 on the first commercial sales of a licensed product and $25,000 at the beginning of any clinical study for regulatory clearance of an in vitro diagnostic product developed and a potential licensed product. We are also required to: (i) provide a listing of the management team or a schedule for the recruitment of key management positions by March 31, 2020 (which has been completed), (ii) provide a business plan covering projected product development, markets and sales forecasts, manufacturing and operations, and financial forecasts until at least $10,000,000 in revenue by June 30, 2020 (which has been completed), conduct validation studies by September 30, 2020 (which has been completed), (iii) hold a pre-submission meeting with the FDA by September 30, 2020 (which has been completed), (iv) submit a 510(k) application to the FDA, Emergency Use Authorization (“EUA”), or a Laboratory Developed Test (“LDT”) by March 31, 2021, (v) obtain FDA approval by December 31, 2021, (vi) complete a prototype assay kit by December 31, 2021, and (vii) have a written agreement with Stanford on further development and commercialization milestones for specific fields of use by December 31, 2021.

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

Going Concern

We were incorporated on September 28, 2017 and have not generated revenues to date. During the six months ended June 30, 2021 we had a net loss of $12,558,103 and cash of $8,610,125. The Company will require significant additional capital to operate in the normal course of business and fund clinical studies in the long-term. As a result of the IPO, the September 2020 Offering and the January 2021 Securities Purchase Agreement, we received net proceeds of approximately $23,000,000 during the last twelve months. We believe that the funds raised will be sufficient to fund our operations for at least the next 12 months. As a result, these conditions have alleviated the doubt regarding our ability to continue as a going concern beyond one year.

Financial Results

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Our financial statements as of June 30, 2021, show a net loss of $12,558,103. We expect to incur additional net expenses over the next several years as we continue to maintain and expand our existing operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

Results of Operations

Results of operations for the three months ended June 30, 2021 and 2020

During the three months ended June 30, 2021, we incurred a loss from operations of $5,775,007. This is due to general and administrative expenses of $4,798,313, which includes $772,430 in stock-based compensation, research and development of $932,751, and sales and marketing expenses of $43,943. The $932,751 in research and development is comprised of $3,185 in licensing fees, $470,325 in product development, and $459,241 in other research and development expense.

During the three months ended June 30, 2020, we incurred a loss from operations of $398,480. This is due to general and administrative expenses of $367,338, which includes $160,329 in stock-based compensation, research and development of $28,294, and sales and marketing expenses of $2,848. The $28,294 in research and development is comprised of $625 in licensing fees, $13,500 in product development, and $14,169 in other research and development expense.

The increase in expenses during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was due to the Company continuing to execute its business plan and incur costs of being a public company.

Results of operations for the six months ended June 30, 2021 and 2020

During the six months ended June 30, 2021, we incurred a loss from operations of $11,868,039. This is due to general and administrative expenses of $9,896,830, which includes $2,237,332 in stock-based compensation, research and development of $1,868,703, and sales and marketing expenses of $102,506. The $1,868,703 in research and development is comprised of $72,545 in licensing fees, $975,889 in product development, and $820,269 in other research and development expense.

During the six months ended June 30, 2020, we incurred a loss from operations of $1,455,278. This is due to general and administrative expenses of $1,223,765, which includes $689,766 in stock-based compensation, research and development of $228,665, and sales and marketing expenses of $2,848. The $228,665 in research and development is comprised of $126,670 in licensing fees, $27,000 in product development, and $74,995 in other research and development expense.

The increase in expenses during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was due to the Company continuing to execute its business plan and incurring costs of being a public company.

Liquidity and Capital Resources

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2021, we had an accumulated deficit of $33,437,281. We had working capital of $4,698,662 as of June 30, 2021. During the six months ended June 30, 2021, we purchased $1,540,287 in fixed assets, for which we made cash payments of $718,425 and financed $821,862. These fixed assets were purchased to continue the buildout of our operations. Approximately $1,341,000 of these purchased fixed assets were lab equipment, approximately $153,000 was for computers and approximately $46,000 was for office furniture.

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

Contractual Obligations

The following table shows our contractual obligations as of June 30, 2021:

	Payment Due by Year
	Total	2021	2022	2023	2024	2025	2026
Lease	$4,639,699	$417,127	$1,064,882	$1,030,660	$934,503	$708,804	$483,723

Financed asset	1,201,171	398,341	728,489	74,341	-	-	-

Total contractual obligations	$5,840,870	$815,468	$1,793,371	$1,105,001	$934,503	$708,804	$483,723

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 1, 2021, the Company issued a consultant 6,000 shares of common stock for services rendered.

On May 11, 2021, the Company issued a consultant 50,000 shares of common stock for services rendered.

On June 8, 2021, the Company issued a consultant 12,000 shares of common stock for services rendered.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 12, 2021, the Board of Directors of the Company approved the Company’s Second Amended and Restated Bylaws to reflect the change in the Company’s corporate name from Aditx Therapeutics, Inc. to Aditxt, Inc. The Amended and Restated Bylaws contain no other changes other than the change in name.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-235933	3.1	June 25, 2020

3.2	Certificate of Amendment, dated June 29, 2020	10-Q	001-39336	3.2	August 13, 2020

3.3	Amended and Restated Bylaws of the Registrant	S-1	333-235933	3.3	June 25, 2020

3.4	Second Amended and Restated Bylaws of the Registrant					X

10.1	Lease Agreement, dated as of May 4, 2021, by and between LS Biotech Eight, LLC, as Landlord, and Aditx Therapeutics, Inc. as Tenant	8-K	001-39336	10.1	May 10, 2021

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.3*	Certification of Principal Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aditxt, Inc.

Date: August 12, 2021	By:	/s/ Amro Albanna
Amro Albanna
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Corinne Pankovcin
Corinne Pankovcin
Chief Financial Officer (Principal Financial Officer)

Date: August 12, 2021	By:	/s/ Thomas J. Farley
Thomas J. Farley
Controller (Principal Accounting Officer)