Form 10-Q
period 2021-09-30
Aditxt, Inc.
filed 2021-11-15
CIK 1726711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 12, 2021, the registrant had 27,027,149 and 26,926,346 shares of common stock, $0.001 par value per share, issued and outstanding, respectively.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	Our plans to initiate clinical trials for our product candidates;

●	Our plans to research, develop and commercialize our product candidates;

●	Our ability to comply with the provisions of our license agreements with Loma Linda University and Leland Stanford Junior University;

●	The results of clinical testing and trial activities of our product candidates;

●	Our ability to obtain regulatory approval and market acceptance of, and reimbursement for our products;

●	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand;

●	Our ability to compete and succeed in a highly competitive and evolving industry;

●	Our lack of operating history on which to judge our business prospects and management;

●	Our ability to raise capital and the availability of future financing;

●	Our ability to manage our research, development, expansion, growth, and operating expenses;

●	Our reliance on third parties to conduct our research, preclinical studies and expected clinical trials;

●	Our ability to complete the transactions contemplated under our Transaction Agreement with AiPharma Global;

●	the impacts of COVID-19, or other future pandemics on our business; and

●	the impact of government laws and regulation.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ADITXT, INC.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash	$5,469,435	$10,500,826
Prepaid expenses	416,072	147,642
ROU asset - short term	-	384,685
Note receivable	6,500,000	-
TOTAL CURRENT ASSETS	12,385,507	11,033,153

Fixed assets, net	2,255,089	798,919
Intangible assets, net	240,970	321,000
ROU asset - long term	3,967,338	871,136
Deposits	315,655	72,296
Other assets	422,108	-
TOTAL ASSETS	$19,586,667	$13,096,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,655,976	$241,613
Financing of fixed asset – short term	744,299	587,588
Deferred rent	180,940	6,536
Lease liability - short term	1,019,613	391,221
TOTAL CURRENT LIABILITIES	3,600,828	1,226,958

Financing of fixed asset - long term	246,723	-
Lease liability - long term	2,766,785	858,064

TOTAL LIABILITIES	6,614,336	2,085,022

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 3,000,000 shares authorized, zero shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 24,193,816 and 13,074,495 shares issued and 24,093,013 and 12,973,692 shares outstanding, respectively	24,198	13,078
Treasury stock, 100,803 and 100,803 shares, respectively	(201,605)	(201,605)
Additional paid-in capital	56,450,015	32,079,187
Accumulated deficit	(43,300,277)	(20,879,178)
TOTAL STOCKHOLDERS’ EQUITY	12,972,331	11,011,482

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,586,667	$13,096,504

See accompanying notes to the financial statements.

ADITXT, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
OPERATING EXPENSES
General and administrative expenses, including $650,325, $874,363, $2,887,657 and $1,564,129, in stock-based compensation, respectively	$4,451,545	$2,453,725	$14,348,375	$3,677,490
Research and development expenses, including $248,989, $0, $248,989, and $0 in stock-based compensation, respectively	1,471,544	285,813	3,340,247	514,478
Sales and marketing expenses, including $0, $0, $0, and $0 in stock-based compensation, respectively	150,056	5,000	252,562	7,848
Total operating expenses	6,073,145	2,744,538	17,941,184	4,199,816

NET LOSS FROM OPERATIONS	(6,073,145)	(2,744,538)	(17,941,184)	(4,199,816)

OTHER EXPENSE
Interest expense	(38,198)	-	(74,587)	(902)
Interest income	42,838	116	43,267	116
Gain on forgiveness of debt	-	-	-	32,500
Loss on extinguishment of debt	(2,500,970)	-	(2,500,970)	-
Amortization of debt discount	(1,191,254)	-	(1,845,358)	(300,000)
Total other expense	(3,687,584)	116	(4,377,648)	(268,286)

Net loss before income taxes	(9,760,729)	(2,744,422)	(22,318,832)	(4,468,102)
Income tax provision	-	-	-	-

NET LOSS	$(9,760,729)	$(2,744,422)	$(22,318,832)	$(4,468,102)

Net loss per share - basic and diluted	$(0.56)	$(0.37)	$(1.46)	$(0.88)

Weighted average number of shares outstanding during the period - basic and diluted	17,380,505	7,439,225	15,270,814	5,091,584

See accompanying notes to the financial statements.

ADITXT, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Preferred Shares Outstanding	Preferred Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance December 31, 2020	-	$-	12,973,692	$13,078	$(201,605)	$32,079,187	$(20,879,178)	$11,011,482

Exercise of warrants	-	-	1,163,556	1,164	-	3,717,792	-	3,718,956

Issuance of shares for services	-	-	18,000	18	-	51,222	-	51,240

Issuance of shares for employee compensation	-	-	335,000	335	-	1,111,865	-	1,112,200

Stock option and warrant compensation	-	-	-	-	-	301,462	-	301,462

Fair value of warrants issued with convertible note payable	-	-	-	-	-	1,322,840	-	1,322,840

Warrant consideration for convertible note offering costs	-	-	-	-	-	231,316	-	231,316

Net loss	-	-	-	-	-	-	(6,379,667)	(6,379,667)

Balance March 31, 2021 (unaudited)	-	$-	14,490,248	$14,595	$(201,605)	$38,815,684	$(27,258,845)	$11,369,829

Issuance of shares for services	-	-	68,000	68	-	181,792	-	181,860

Issuance of shares for employee compensation	-	-	130,000	130	-	331,370	-	331,500

Stock option and warrant compensation	-	-	-	-	-	259,070	-	259,070

Net loss	-	-	-	-	-	-	(6,178,436)	(6,178,436)

Balance June 30, 2021 (unaudited)	-	$-	14,688,248	$14,793	$(201,605)	$39,587,916	$(33,437,281)	$5,963,823

Stock option and warrant compensation	-	-	-	-	-	219,885	-	219,885

Issuance of shares for the conversion of debt	-	-	4,802,497	4,803	-	5,745,119	-	5,749,922

Issuance of shares and warrants for offering, net of issuance costs	-	-	4,583,334	4,583	-	10,115,418	-	10,120,001

Restricted stock unit compensation	-	-			-	674,265	-	674,265

Issuance of shares for vested restricted stock units	-	-	16,000	16	-	(16)	-	-

Issuance of shares for services	-	-	2,934	3	-	5,161	-	5,164

Reduction in exercise price of warrants	-	-	-	-	-	102,267	(102,267)	-

Net loss	-	-	-	-	-	-	(9,760,729)	(9,760,729)

Balance September 30, 2021 (unaudited)	-	-	24,093,013	24,198	(201,605)	56,450,015	(43,300,277)	12,972,331

	Preferred Shares	Preferred Shares	Common Shares	Common Shares	Treasury	Additional Paid-in	Accumulated	Total Stockholders’
	Outstanding	Par	Outstanding	Par	Stock	Capital	Deficit	Equity (Deficit)

Balance December 31, 2019	-	$-	3,821,087	$3,916	$(189,625)	$9,063,483	$(11,729,951)	$(2,852,177)

Issuance of shares for services	-	-	104,750	105	-	418,895	-	419,000

Stock option and warrant compensation	-	-	-	-	-	110,437	-	110,437

Treasury stock	-	-	(5,990)	-	(11,980)	-	-	(11,980)

Net loss	-	-	-	-	-	-	(1,189,363)	(1,189,363)

Balance March 31, 2020 (unaudited)	-	$-	3,919,847	$4,021	$(201,605)	$9,592,815	$(12,919,314)	$(3,524,083)

Exercise of warrants	-	-	30,975	31	-	185,819	-	185,850

Stock option and warrant compensation	-	-	-	-	-	77,138	-	77,138

Issuance of shares for services	-	-	17,500	18	-	83,174	-	83,192

Adjustment to Common Shares due to reverse stock split	-	-	(10)	(1)	-	-	-	(1)

Net loss	-	-	-	-	-	-	(534,317)	(534,317)

Balance June 30, 2020 (unaudited)	-	$-	3,968,312	$4,069	$(201,605)	$9,938,946	$(13,453,631)	$(3,712,221)

Exercise of warrants	-	-	3,709,778	3,712	-	20,982	-	24,694

Stock option and warrant compensation	-	-	-	-	-	63,621	-	63,621

Issuance of shares for services	-	-	208,666	209	-	810,533	-	810,742

Issuance of shares for the settlement of accrued compensation and accounts payable	-	-	146,818	147	-	1,221,878	-	1,222,025

Issuance of shares and warrants for IPO, net of issuance costs	-	-	1,226,668	1,227	-	9,429,455	-	9,430,682

Issuance of shares and warrants for offering, net of issuance costs	1,250,000	1,250	1,150,000	1,150	-	8,524,376	-	8,526,776

Issuance of shares for the settlement of debt	-	-	62,500	63	-	124,937	-	125,000

Exercise conversion of preferred shares	(1,250,000)	(1,250)	1,250,000	1,250	-	-	-	-

Net loss	-	-	-	-	-	-	(2,744,422)	(2,744,422)

Balance September 30, 2020 (unaudited)	-	-	11,722,742	11,827	(201,605)	30,134,728	(16,198,053)	13,746,897

See accompanying notes to the financial statements.

ADITXT, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,318,832)	$(4,468,102)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	3,136,646	1,564,129
Depreciation expense	266,385	2,796
Amortization of intangible assets	80,030	-
Amortization of debt discount	1,845,358	300,000
Loss on extinguishment of debt	2,500,970	-
Changes in operating assets and liabilities:
Prepaid expenses	(268,430)	(238,308)
Deposits	(243,359)	(61,586)
Accounts payable and accrued expenses	1,414,363	(1,302,193)
Accrued compensation to related parties	-	128,396
Net cash used in operating activities	(13,586,869)	(4,074,868)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(900,693)	(160,534)
TI allowance receivable	(226,738)	-
Deferred acquisition costs	(152,630)	-
Note receivable and accrued interest	(6,542,740)	-
Net cash used in investing activities	(7,822,801)	(160,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable	5,000,000	375,000
Discount on convertible note payable from offering costs	(526,460)	-
Repayments of note payable	(315,790)	(715,600)
Common stock and warrants issued for cash, net of issuance costs	10,120,001	18,500,039
Offering costs	-	(423,139)
Proceeds from exercise of warrants	3,718,956	210,546
Payments on financing of fixed asset	(418,428)	-
Cash paid on extinguishment of note payable	(1,200,000)	-
Net cash provided by financing activities	16,378,279	17,946,846

NET (DECREASE) INCREASE IN CASH	(5,031,391)	13,711,444

CASH AT BEGINNING OF PERIOD	10,500,826	4,090

CASH AT END OF PERIOD	$5,469,435	$13,715,534

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$15,789	$5,842

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liabilities assumed for common stock	$-	$11,980
Issuance of shares for the conversion of notes payable	$5,749,922	$125,000
Lease liability recognized from right of use asset	$2,806,427	$-
Issuance of shares for the settlement of accounts payable	$-	$1,222,025
Original offering discount on note payable	$1,000,000	$300,000
Debt Discount from warrants issued with convertible note payable	$1,322,840	$-
Debt Discount from warrant consideration for convertible debt offering costs	$231,316	$-
Liability recognized for financed assets	$821,862	$1,191,985
Reduction in exercise price of warrants	$102,267	$

See accompanying notes to the financial statements.

ADITXT, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Company Background

Overview

Aditxt, Inc. (“Aditxt” or the “Company”), formally known as Aditx Therapeutics, Inc., was incorporated in the State of Delaware on September 28, 2017 and the Company’s headquarters are located in Richmond, VA. The Company is a biotech innovation company with a mission of prolonging life and enhancing its quality by improving the health of the immune system.

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

Offerings

On July 2, 2020, the Company completed its initial public offering (“IPO”). In connection therewith, the Company issued 1,226,668 Units (the “Units”), at an offering price of $9.00 per Unit, resulting in gross proceeds of approximately $11.0 million. The Units issued in the IPO consisted of one share of common stock, one Series A warrant, and one Series B warrant. The Series A warrants originally had an exercise price of $9.00 and a term of 5 years. In addition, the Company issued a Unit Purchase Option at an exercise price of $11.25 per unit to the underwriters to purchase up to 67,466 units, with each unit consisting of (i) one share of common stock and (ii) one Series A warrant. On August 19, 2020, the Company modified the exercise price of the Series A warrants from $9.00 per share to $4.50 per share. The term of the Series A warrants was not modified. The Series B warrants have an exercise price of $11.25 per share, a term of 5 years and contain a cashless exercise option upon certain criteria being met. As of September 30, 2021, substantially all of the Series B warrants issued in the IPO have been exercised pursuant to a cashless provision therein.

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

On August 31, 2021, the Company completed a registered direct offering (“August 2021 Offering”). In connection therewith, the Company issued 4,583,334 shares of common stock, at a purchase price of $2.40 per share, resulting in gross proceeds of approximately $11.0 million. In a concurrent private placement, the Company issued warrants to purchase up to 4,583,334 shares. The warrants have an exercise price of $2.53 per share and are exercisable for a five-year period commencing six months from the date of issuance. In addition, the Company issued a warrant to the placement agent to purchase up to 229,166 shares of common stock at an exercise price of $3.00 per share.

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

NOTE 2 – GOING CONCERN ANALYSIS

Management Plans

The Company was incorporated on September 28, 2017 and has not generated revenues to date. During the nine months ended September 30, 2021, the Company had a net loss of $22,318,832 and cash of $5,469,435 at September 30, 2021. The Company will be conducting medical research and development, and the time at which the Company will begin generating revenue is unknown. These factors indicate substantial doubt about the Company’s ability to continue as a going concern. The Company believes, however, that the funds raised by August 2021 Offering as well as its remaining availability of approximately $89.0 million to raise future funds pursuant to an effective shelf registration statement filed with the SEC on Form S-3 declared effective on July 13, 2021 will be sufficient to fund the Company’s operations for at least the next 12 months. Because of these factors, the Company believes that this alleviates substantial doubt in connection with the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

The financial statements included in this report do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein. While we believe in the viability of our strategy to generate sufficient revenue, control costs, and raise additional funds, when necessary, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the ability to complete clinical studies and implement the business plan, generate sufficient revenues and to control operating expenses.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended September 30, 2021 and September 30, 2020. Although management believes that the disclosures in these unaudited financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 25, 2021. The interim results for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ended December 31, 2021 or for any future interim periods.

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

Patents

The Company incurs fees from patent licenses, which are expensed as incurred. During the nine months ended September 30, 2021 and September 30, 2020, the Company incurred patent licensing fees for the patents of $76,245 and $258,635, respectively.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance. During the nine months ended September 30, 2021 and September 30, 2020, the Company incurred research and development costs of $3,340,247 and $514,478, respectively.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of September 30, 2021, 2,143,000 stock options, 1,428,800 restricted stock units, and 10,263,964 warrants were excluded from dilutive earnings per share as their effects were anti-dilutive. As of September 30, 2020, 1,110,000 stock options and 6,237,296 warrants were excluded from dilutive earnings per share as their effects were anti-dilutive.

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

NOTE 4 – NOTE RECEIVABLE

On August 25, 2021, the Company entered into a letter of intent ("the LOI") to acquire a biopharmaceutical company, the (“Target Company”), commercializing COVID-19 antiviral oral therapy. Key terms of the proposed transaction as stated in the Letter of Intent included: the completion of a proposed $6.5 million secured loan from the Company to the Target Company by August 31, 2021, as well as the issuance of such number of shares of the Company’s common stock that yields 50% of the number of the Company’s outstanding shares post-closing of the transaction. The acquisition is subject to the satisfaction of numerous conditions, including satisfactory due diligence, the negotiation and execution of definitive agreements and other closing conditions, including board and shareholder approval and approval by Nasdaq of the listing of shares proposed to be issued in the transaction. The Company and the Target Company have agreed to an exclusivity period until September 30, 2021 (the “Exclusivity Period”), with a view to settling the definitive agreement. On September 30, 2021, the parties entered into a letter agreement pursuant to which they agreed to extend the Exclusivity Period until October 4, 2021.

As contemplated by the Letter of Intent, on August 30, 2021, the Company entered into a secured credit agreement dated August 27, 2021 (the “Credit Agreement”) with the Target Company and certain affiliated entities, pursuant to which the Company made a secured loan to the Target Company in the principal amount of $6.5 million (the “Loan”). The Loan was funded on August 31, 2021, following the closing of the Company’s August 2021 Offering. The Loan bears interest at a rate of 8% per annum and matures on November 30, 2021 or upon such earlier date as the Letter of Intent or Exclusivity Period is terminated in accordance with the terms thereof. The Loan is secured by certain accounts receivable and other assets of the Target Company and certain of its affiliates. The Credit Agreement also contains certain covenants that prohibit the Target Company from incurring additional indebtedness, incurring liens or making any dispositions of its property.

NOTE 5 – FIXED ASSETS

The Company’s fixed assets include the following on September 30, 2021:

	Cost Basis	Accumulated Depreciation	Net
Computers	$312,489	$(48,798)	$263,691
Lab Equipment	2,134,809	(232,590)	1,902,219
Office Furniture	83,345	(2,625)	80,720
Other Fixed Assets	8,605	(146)	8,459
Total Fixed Assets	$2,539,248	$(284,159)	$2,255,089

The Company’s fixed assets include the following on December 31, 2020:

	Cost Basis	Accumulated Depreciation	Net
Computers	$54,579	$(3,079)	$51,500
Lab Equipment	750,658	(14,350)	736,308
Office Furniture	10,407	(312)	10,095
Other Fixed Assets	1,048	(32)	1,016
Total Fixed Assets	$816,692	$(17,773)	$798,919

Depreciation expense was $99,857 for the three months ended September 30, 2021 and $2,796 for the three months ended for September 30, 2020. Depreciation expense was $266,385 for the nine months ended September 30, 2021 and $2,796 for the nine months ended for September 30, 2020. None of the Company’s fixed assets serve as collateral against any loans as of September 30, 2021 and December 31, 2020, other than those subject to the financed asset liability.

NOTE 6 – INTANGIBLE ASSETS

The Company’s intangible assets include the following on September 30, 2021:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(80,030)	$240,970
Total Intangible Assets	$321,000	(80,030)	$240,970

The Company’s intangible assets include the following on December 31, 2020:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$-	$321,000
Total Intangible Assets	$321,000	-	$321,000

Amortization expense was $26,970 for the three months ended September 30, 2021 and zero for the three months ended for September 30, 2020. Amortization expense was $80,030 for the nine months ended September 30, 2021 and zero for the nine months ended for September 30, 2020. None of the Company’s intangible assets serve as collateral against any loans as of September 30, 2021 and December 31, 2020.

NOTE 7 – RELATED PARTY TRANSACTIONS

On February 24, 2021, the Company granted 225,000 shares of restricted stock pursuant to the Company’s 2017 Equity Incentive Plan to the Company’s Chief Executive Officer. The Company recognized $747,000 in stock-based compensation for the issuance of these shares. The grant vests in equal annual installments over the course of (3) three years, beginning on March 31, 2021.

On February 24, 2021, the Company granted 110,000 shares of restricted stock pursuant to the Company’s 2017 Equity Incentive Plan to the Company’s current President and former Chief Financial Officer. The Company recognized $365,200 in stock-based compensation for the issuance of these shares. The grant vests in equal annual installments over the course of (3) three years, beginning on March 31, 2021.

On June 4, 2021, the Company granted 75,000 shares of restricted stock pursuant to the Company’s 2021 Equity Incentive Plan to the Company’s Chief Executive Officer. The Company recognized $191,250 in stock-based compensation for the issuance of these shares.

On June 4, 2021, the Company granted 55,000 shares of restricted stock pursuant to the Company’s 2021 Equity Incentive Plan to the Company’s current President and former Chief Financial Officer. The Company recognized $140,250 in stock-based compensation for the issuance of these shares.

On August 5, 2021, the Company granted 225,000 shares of Restricted Stock Units pursuant to the Company’s 2021 Equity Incentive Plan to officers and board members of the Company. 5,000 of these shares vested during the quarter, the remaining 220,000 shares are unvested as of September 30, 2021. The Company recognized $46,264 in stock-based compensation for the issuance of these vested and unvested shares during the three months ended September 30, 2021.

NOTE 8 – FINANCING AGREEMENT

In February 2021, the Company entered into an additional 24-month financing agreement for lab equipment. The aggregate cost of this financing agreement, net of a $200,000 down payment is $892,094, of which $821,861 represents principal and $70,233 represents interest. The financing agreement has an interest rate of 8% per year.

NOTE 9 – CONVERTIBLE NOTE PAYABLE

On January 25, 2021, the Company entered into a Securities Purchase Agreement with an institutional accredited investor (the “Investor”) for the offering, sale, and issuance of a $6,000,000 Senior Convertible Promissory Note (the “January 2021 Securities Purchase Agreement, or the Convertible Note”). The Convertible Note had a twenty-four-month term and was convertible at the option of the Investor at any time prior to maturity in shares of common stock at an initial conversion price of $4.00 per share. Pursuant to the January 2021 Securities Purchase Agreement, the Company also issued a warrant to the Investor to purchase up to 800,000 shares of the Company’s common stock. The warrant is immediately exercisable for a period of three (3) years at an exercise price of $4.00 per share, subject to adjustment. An additional 75,000 warrants to purchase shares of the Company’s common stock was also issued to the underwriters. These underwriter warrants are immediately exercisable for a period of five (5) years at an exercise price of $4.00 per share, subject to adjustment. The Convertible Note had an original issuance discount of $1,000,000. The Company also recognized an additional discount of $526,460 from the issuance costs of the debt, $1,322,840 from the relative fair value of the warrants issued to the Investor, and $231,316 from the fair value of warrants issued to the underwriters. The total debt discount from these items was $3,080,616 which would have been amortized over the life of the Convertible Note. Repayment of the Convertible Note’s principal amount would occur in nineteen monthly cash or common stock payments beginning in July 2021. The Convertible Note could have been prepaid by the Company at any time without penalty at 105% of the then outstanding principal amount due under the Convertible Note.

On August 25, 2021, commensurate with the offering of securities described in Note One, the exercise price of the warrants was reset based on the sale of securities at a lesser price than the original strike price of the warrants. The reset provision was partially waived at the time and formally waived based on the defeasance and waiver agreement on August 30, 2021, described below. The reset provision resulted in a warrant reset adjustment for $102,267 and recorded as an increase to accumulated deficit and an increase to additional paid-in-capital.

On August 30, 2021, the Company entered into a defeasance and waiver agreement with the holder (the “Noteholder”) of the Convertible Note pursuant to which the Noteholder has agreed in exchange for (a) a cash payment by the Company to the Convertible Noteholder of $1.2 million, (b) a waiver, in part, of the conversion price adjustment provision such that the January 2021 Note shall be convertible into 4,802,497 shares of common stock (without giving effect to the conversion notices received by the Company from the Noteholder prior to the date hereof totaling 1,005,748 shares) and (c) a voluntary and permanent reduction by the Company of the exercise price of the warrant to purchase 800,000 shares of common stock of the Company to $2.53 per share. As a result of the modification of the debt terms, the Company determined that an extinguishment of the debt occurred and recorded a loss on extinguishment of the debt in the amount of $2,500,970 for the three and nine months ended September 30, 2021.

NOTE 10 – LEASES

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on September 30, 2021 and December 31, 2020 for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Lease Costs

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Components of total lease costs:
Operating lease expense	$515,956	$46,698
Total lease costs	$515,956	$46,698

Lease Positions as of September 30, 2021

ROU lease assets and lease liabilities for our operating leases are recorded on the balance sheet as follows:

	September 30, 2021	December 31, 2020
Assets
Right of use asset – short term	$-	$384,685
Right of use asset – long term	3,967,338	871,136
Total right of use asset	$3,967,338	$1,255,821

Liabilities
Operating lease liabilities – short term	$1,019,613	$391,221
Operating lease liabilities – long term	2,766,785	858,064
Total lease liability	$3,786,398	$1,249,285

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating leases	2.92
Weighted average discount rate – operating leases	8.00%

On May 4, 2021, the Company entered a triple net lease (the “Richmond Lease”) for approximately 25,000 square feet of laboratory and office space in Richmond, Virginia. The Richmond Lease has a term of sixty-three months. The monthly base rent is approximately $53,000, plus applicable pro-rata common area charges, taxes, and maintenance. The Richmond Lease contains a base rent escalation clause of 3% per lease calendar year as well as a tenant improvement allowance of $375,000 in aggregate.

NOTE 11 – STOCKHOLDERS’ EQUITY

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

During the nine months ended September 30, 2021, the Company issued 88,934 shares of common stock and recognized expense of $238,264 in stock-based compensation for consulting services. The Company also issued 1,163,556 shares of common stock upon the exercise of warrants and received $3,718,956 in cash proceeds. The Company granted 465,000 shares of restricted common stock for employee compensation and recognized expense of $1,443,700 in stock-based compensation. The Company also granted 1,445,400 Restricted Stock Units, of which 16,000 vested and resulted in the issuance of shares, as a result, the Company recognized expense of $674,265 in stock-based compensation (See Note 7) The Company issued 4,802,497 shares of common stock for the conversion of a convertible note. (See Note 9) The Company issued 4,583,334 shares of common stock as part of the August 2021 Offering. The stock-based compensation for shares issued or RSU’s granted during the period, were valued based on the fair market value on the date of grant.

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

Preferred Stock

The Company is authorized to issue 3,000,000 shares of preferred stock, par value $0.001 per share. There were no shares of preferred stock outstanding as of September 30, 2021 and December 31, 2020, respectively.

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

During the nine months ended September 30, 2021, the Company granted no new stock options.

During the nine months ended September 30, 2020, the Company granted 7,500 stock options with an exercise price of $11.00 per share vesting on issuance. The total grant date fair value was determined to be $27,799.

The following is an analysis of the stock option grant activity under the Plan:

Vested and Nonvested Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2020	2,143,000	$3.18	7.81
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	-	-	-
Outstanding September 30, 2021	2,143,000	$3.18	7.06

Nonvested Stock Options	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2020	973,000	$2.28
Granted	-	-
Vested	(129,250)	3.49
Expired or forfeited	-	-
Nonvested on September 30, 2021	843,750	$2.09

The Company recognized stock-based compensation expense related to options issued and vesting of $616,781 during the nine months ended September 30, 2021, of which $556,817 is included in general and administrative expenses and $59,964 is included in research and development expenses in the accompanying statements of operations. The remaining value to be expensed is $1,164,704 with a weighted average vesting term of 1.12 years as of September 30, 2021. The Company recognized stock-based compensation expense related to options issued and vesting of $27,799 during the nine months ended September 30, 2020, which is included in general and administrative expenses in the accompanying statements of operations.

Warrants

For the nine months ended September 30, 2021, the fair value of each warrant granted was estimated using the assumption ranges and/or factors in the Black-Scholes Model as follows:

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

The Company recognizes warrant forfeitures as they occur as there is insufficient historical data to accurately determine future forfeitures rates.

A summary of warrant issuances are as follows:

Vested and Nonvested Warrants	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2020	5,799,146	$5.05	4.00
Granted	5,687,500	2.57	-
Exercised	(1,163,556)	3.21	-
Expired or forfeited	(59,126)	5.56	-
Outstanding September 30, 2021	10,263,964	$3.17	4.54

Nonvested Warrants	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2020	320,000	$3.69
Granted	5,687,500	2.57
Vested	(1,304,166)	3.18
Expired or forfeited	-	-
Nonvested on September 30, 2021	4,703,334	$2.51

The Company recognized stock-based compensation expense related to warrants issued and vesting of $163,637 and $223,398 during the nine months ended September 30, 2021 and September 30, 2020, respectively, which is included in general and administrative in the accompanying Statements of Operations. The remaining value to be expensed is $131,311 with a weighted average vesting term of 1.25 years as of September 30, 2021.

During the nine months ended September 30, 2021, 1,163,556 warrants were exercised for 1,163,556 shares of common stock. The Company recognized proceeds of $3,718,956 related to the exercises.

On January 25, 2021, pursuant to the January 2021 Securities Purchase Agreement the Company issued the January 2021 Warrant to the Investor to purchase up to 800,000 shares of the Company’s common stock. The January 2021 Warrant is immediately exercisable for a period of three years at an exercise price of $4.00 per share. The warrant was subsequently adjusted to $2.53 as disclosed in Note 9. In addition, the Company issued 75,000 warrants to the placement agent related to the January 2021 Securities Purchase Agreement. These warrants have an exercise price of $4.00 and a term of five years. All the 75,000 warrants are exercisable on issuance. (See Note 8)

In connection with the August 2021 Offering, the Company issued warrants to purchase up to 4,583,334 shares. In addition, the Company issued a warrant to the placement agent to purchase up to 229,166 shares of common stock at an exercise price of $3.00 per share. (See Note 1)

Restricted Stock Units

A summary of Restricted Stock Units (“RSUs”) issuances are as follows:

Nonvested RSUs	Number	Weighted Average Price
Outstanding December 31, 2020	-	$-
Granted	1,445,400	2.11
Vested	(16,000)	2.12
Expired or forfeited	(600)	2.12
Outstanding September 30, 2021	1,428,800	$2.10

The Company recognized stock-based compensation expense related to RSUs issued and straight-line vesting expense of $674,265 and zero during the nine months ended September 30, 2021 and September 30, 2020, respectively, of which, $485,240 is included in general and administrative and $189,025 is included in research and development in the accompanying Statements of Operations. The remaining value to be expensed is $2,367,211 as of September 30, 2021.

During the nine months ended September 30, 2021, the Company issued a total of 1,445,400 RSUs. As of September 30, 2021, 16,000 of these RSUs have vested and 600 were forfeited. The Company issued 16,000 shares of common stock for the 16,000 vested RSUs.

NOTE 12 – INCOME TAXES

The Company has incurred losses since inception. During the nine months ended September 30, 2021, the Company did not provide any provision for income taxes as the Company incurred losses during such period. The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. In assessing the need for a valuation allowance, the Company has considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, the Company has recorded a full valuation allowance for its net deferred tax assets as of September 30, 2021.

As of September 30, 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

NOTE 13 – SUBSEQUENT EVENTS

Transaction agreement:

On October 4, 2021 the Company entered into a transaction agreement (the “Transaction Agreement”) with AiPharma Global Holdings LLC (“AiPharma Global”), pursuant to which the Company agreed to reach a definitive agreement (the “Definitive Agreement”) no later than November 30, 2021 to acquire a subsidiary (“AiPharma Subsidiary” or Holdco”) of AiPharma Global which is to own all of the assets of AiPharma Global, following a restructuring of AiPharma Global. AiPharma Global is a biopharmaceutical company focused on discovering, developing and commercializing antiviral therapies across a broad spectrum of infectious diseases.

Pursuant to the Transaction Agreement, the Company also agreed to permit AiPharma Global to borrow an additional principal amount of $8.5 million under the Credit Agreement resulting in total availability of $15 million, as well as the Company issuing such number of shares of common stock that yields 65% of the number of the Company’s outstanding shares as of September 30, 2021 upon satisfaction of all closing conditions at the closing of the transaction.

The Transaction Agreement contemplates two events. First, upon the execution of the Definitive Agreement (the “Initial Closing”), AiPharma Global would acquire 19.99% of the Company’s common stock as of September 30, 2021, subject to the filing of the Company’s Quarterly Report on Form 10-Q (the “Initial Shares”), in exchange for 10% of the issued and outstanding equity interests of AiPharma Subsidiary. In addition, the Company would forgive all amounts then outstanding under the Credit Agreement, as amended. Following the execution of the Definitive Agreement, the Company has also agreed to take all necessary actions to cause two individuals designated by AiPharma Global to be appointed to the board of directors of the Company.

The Transaction Agreement may be terminated: (i) by mutual agreement of the parties, (ii) by either party if the Definitive Agreement has not be executed by November 30, 2021, (iii) by either party if there has been material breach or any material failure to perform any covenant or agreement and such breach or failure has not been cured or is incapable of being cured, (iv) by the Company if the Company is not satisfied with the currant due diligence conditions, (v) by the board of directors of the Company if it received a proposal that it deems to be superior to the AiPharma Global proposal described in the Transaction Agreement, (vi) by AiPharma Global if the Company breaches certain convents under the Transaction Agreement restricting issuance of securities during the period from execution of the Transaction Agreement through the Initial Closing, or termination of the Transaction Agreement, or (vii) if at any time period to the Initial Closing or earlier termination of the Transaction Agreement, the Initial Shares and Secondary Shares (defined below) represent less than 50.1% of the issued and outstanding shares of the Company. In the event that the Transaction Agreement is terminated pursuant to (i) or (ii), AiPharma Global is required to pay the Termination Fee to the Company by November 30, 2021. The Credit Agreement provided for a termination fee of $4 million (the “Termination Fee”) in the event that the Definitive agreement is not entered into by November 30, 2021. In the event that the Transaction Agreement is terminated by the Company pursuant to (iii) or (iv), AiPharma Global is required to pay the Termination Fee to the Company of $4 million and AiPharma Global is not required to pay the Termination Fee. In the event that the Transaction Agreement is terminated by AiPharma Global pursuant to (vii) the Company is not required to pay a termination fee and AiPharma Global is not required to pay the Termination Fee.

The Secondary Closing (as defined below) is conditioned upon certain closing conditions, including but not limited to: (i) the approvals of the stockholders of the Company of all matters required for the Secondary Closing, and (ii) Nasdaq approval of the issuance of shares to AiPharma Global at the Secondary Closing and the continued listing of the Company’s common stock following the Secondary Closing (collectively, the Closing Conditions”).

The second event under the Transaction agreement occurs upon the satisfaction of all Closing Conditions (the “Secondary Closing”) the Company shall issue an additional number of shares of the Company’s common stock that yields 65.00% of the Company’s outstanding shares of common stock as of September 30, 2021 (the “Secondary Shares”) to AiPharma Global in exchange for all remaining equity interest of AiPharma Subsidiary.

Common stock offering:

On October 18, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Revere Securities LLC, relating to the public offering (the “October Offering”) of 2,833,333 shares of the Company’s common stock (the “Shares”) by the Company.

The Shares were offered, issued, and sold at a price to the public of $1.50 per share under a prospectus supplement and accompanying prospectus filed with the SEC pursuant to an effective shelf registration statement filed with the SEC on Form S-3 (File No. 333-257645), which was declared effective by the SEC on July 13, 2021.

The October Offering closed on October 20, 2021 for gross proceeds of $4.25 million. The Company utilized a portion of the proceeds, net of underwriting discounts of approximately $3.91 million from the October Offering to fund certain obligations under the Credit Agreement.

Amendment to Credit Agreement:

On October 18, 2021, the Company entered into the first amendment to the Credit Agreement with AiPharma Global and certain affiliated entities (the “Credit Agreement Amendment”), pursuant to which the Company agreed to increase the amount which AiPharma is permitted to borrow under the Credit Agreement by $8.5 million to an aggregate of $15.0 million, of which $6.5 million was outstanding prior to entering the Credit Agreement Amendment. The Company agreed to fund such additional borrowings, as requested by AiPharma, by advancing 70% of any amounts received by the Company from the exercise of existing warrants or any other capital raises, including the October Offering.

Lease:

On November 3, 2021, the Company entered a modified gross lease (the “Melville Lease”) for approximately 3,150 square feet of office space in Melville, New York. The Melville Lease has a term of thirty-six months. The monthly base rent is approximately $7,240, plus applicable pro-rata common area charges. The Melville Lease contains a base rent escalation clause of 3.00% per lease calendar year. The Company anticipates moving into the space before the end of 2021.

RSU grant:

On November 10, 2021, the Compensation Committee approved the grant of 335,400 RSUs to employees pursuant to the Company’s 2021 Equity Incentive Plan. Included in this grant were 195,000 RSUs granted to officers of the Company.

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

We were obligated to pay and paid a fee of $25,000 to Stanford within 60 days of February 3, 2020. We also issued 18,750 shares of the Company’s common stock to Stanford. An annual licensing maintenance fee is payable by us on the first anniversary of the February 2020 License Agreement in the amount of $40,000 for 2021 through 2024 and $60,000 starting in 2025 until the license expires upon the expiration of the patent. The Company is required to pay and has paid $25,000 for the issuances of certain patents. The Company will pay milestone fees of $50,000 on the first commercial sales of a licensed product and $25,000 at the beginning of any clinical study for regulatory clearance of an in vitro diagnostic product developed and a potential licensed product. We are also required to: (i) provide a listing of the management team or a schedule for the recruitment of key management positions by March 31, 2020 (which has been completed), (ii) provide a business plan covering projected product development, markets and sales forecasts, manufacturing and operations, and financial forecasts until at least $10,000,000 in revenue by June 30, 2020 (which has been completed), conduct validation studies by September 30, 2020 (which has been completed), (iii) hold a pre-submission meeting with the FDA by September 30, 2020 (which has been completed), (iv) submit a 510(k) application to the FDA, Emergency Use Authorization (“EUA”), or a Laboratory Developed Test (“LDT”) by March 31, 2021 (LDT has been developed and being validated; also, working with a FDA consultant to submit an application for regulatory clearance), (v) obtain FDA approval by December 31, 2021, (vi) complete a prototype assay kit by December 31, 2021, and (vii) have a written agreement with Stanford on further development and commercialization milestones for specific fields of use by December 31, 2021.

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

Going Concern

We were incorporated on September 28, 2017 and have not generated revenues to date. During the nine months ended September 30, 2021 we had a net loss of $22,318,832 and cash of $5,469,435. The Company will require significant additional capital to operate in the normal course of business and fund clinical studies in the long-term. As a result of the September 2020 Offering, the January 2021 Securities Purchase Agreement, and the August 2021 Offering, we received net proceeds of approximately $23,000,000 during the last twelve months. We believe that the funds raised as well as the remaining availability of approximately $89.0 million to raise future funds pursuant to an effective shelf registration statement filed with the SEC on Form S-3 declared effective on July 13, 2021 will be sufficient to fund our operations for at least the next 12 months. As a result, these conditions have alleviated the doubt regarding our ability to continue as a going concern beyond one year.

Financial Results

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Our financial statements as of September 30, 2021, show a net loss of $22,318,832. We expect to incur additional net expenses over the next several years as we continue to maintain and expand our existing operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

Results of Operations

Results of operations for the three months ended September 30, 2021 and 2020

During the three months ended September 30, 2021, we incurred a loss from operations of $6,073,145. This is due to general and administrative expenses of $4,451,545, which includes $650,325 in stock-based compensation, research and development of $1,471,544, which includes $248,989 in stock-based compensation, and sales and marketing expenses of $150,056. The $1,471,544 in research and development is comprised of $3,700 in licensing fees, $484,197 in product development, $736,997 in compensation, and $246,650 in other research and development expense.

During the three months ended September 30, 2020, we incurred a loss from operations of $2,744,538. This is due to general and administrative expenses of $2,453,725, which includes $874,363 in stock-based compensation, research and development of $285,813, and sales and marketing expenses of $5,000. The $285,813 in research and development is comprised of $131,965 in licensing fees, $126,987 in product development, and $26,861 in other research and development expense.

The increase in expenses during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was due to the Company continuing to execute its business plan and incur costs of being a public company.

Results of operations for the nine months ended September 30, 2021 and 2020

During the nine months ended September 30, 2021, we incurred a loss from operations of $17,941,184. This is due to general and administrative expenses of $14,348,375, which includes $2,887,657 in stock-based compensation, research and development of $3,340,247, which includes $248,989 in stock-based compensation, and sales and marketing expenses of $252,562. The $3,340,247 in research and development is comprised of $76,245 in licensing fees, $1,460,086 in product development, $736,997 in compensation, and $1,066,919 in other research and development expense.

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

The increase in expenses during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was due to the Company continuing to execute its business plan and incurring costs of being a public company.

Liquidity and Capital Resources

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. Although the Company has signed agreements with channel partners throughout the period, no receivables have been recorded as there has been no history of collectability. As of September 30, 2021, we had an accumulated deficit of $43,300,277. We had working capital of $8,784,679 as of September 30, 2021. During the nine months ended September 30, 2021, we purchased $1,722,555 in fixed assets, for which we made cash payments of $900,693 and financed $821,862. These fixed assets were purchased to continue the buildout of our operations. Approximately $1,384,000 of these purchased fixed assets were lab equipment, $258,000 was for computers, $73,000 was for office furniture, and $8,000 was for other fixed assets.

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

On January 25, 2021, the Company entered into a securities purchase agreement with an institutional accredited investor (the “Investor”) for the sale of a $6,000,000 senior secured convertible note (the “Convertible Note”). The Convertible Note had a term of 24 months, was originally convertible at a price of $4.00 per share and was issued at an original issuance discount of $1,000,000. On August 30, 2021, the Company entered into a defeasance and waiver agreement with the Investor, pursuant to which the Noteholder has agreed in exchange for (a) a cash payment by the Company to the Investor of $1.2 million (the Cash Payment”), (b) a waiver, in part of the conversion price adjustment provision such that the January 2021 Note shall be convertible into 4,802,497 shares of common stock (without giving effect to the conversion notice received by the company form the Noteholder prior to the date hereof totaling (1,005,748 shares) (the “Shares”), and (c) a voluntary and permanent reduction by the Company of the exercise price of the warrant to purchase 800,000 shares of the common stock of the Company (the “January 2021 Warrant”) to $2.53 per share. As of September 30, 2021, the outstanding principle of the convertible note had been converted to 4,802,497 shares of common stock.

On August 30, 2021, we completed a registered direct; offering and raised approximately $10.1 million in net proceeds.

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

Contractual Obligations

The following table shows our contractual obligations as of September 30, 2021:

	Payment Due by Year
	Total	2021	2022	2023	2024	2025	2026
Lease	$4,485,132	$262,560	$1,064,882	$1,030,660	$934,503	$708,804	$483,723

Financed asset	1,048,904	199,171	738,221	111,512	-	-	-

Total contractual obligations	$5,534,036	$461,731	$1,803,103	$1,142,172	$934,503	$708,804	$483,723

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 29, 2021, the Company issued a consultant 2,934 shares of common stock for services rendered.

On August 25, 2021, in connection with our registered direct offering, in a concurrent private placement, we issued warrants to purchase an aggregate of 4,583,334 shares of common stock. The warrants have an exercise price of $2.53 per share and are exercisable for a five-year period commencing six months from the date of issuance.

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

Amended and Restated Employment Agreement

On November 14, 2021, the Company entered into an Amended and Restated Employment Agreement with Mr. Amro Albanna, the Chief Executive Officer of the Company (the “Amro Employment Agreement”). Pursuant to the Amro Employment Agreement, Mr. Albanna will receive (i) a base salary at the annual rate of $280,000 for the remainder of calendar year 2021, and effective January 1, 2022, $500,000 (prorated for any partial year) payable in bimonthly installments (ii) the opportunity to earn an annual bonus of 2% of the Company’s earnings before interest, taxes, depreciation, and amortization (EBITDA) with respect to an applicable year for which the bonus is payable, provided that such bonus will not exceed two (2) times Mr. Albanna’s base salary, and (iii) eligible to earn an annual discretionary bonus as determined by the Board or its Compensation Committee in their sole discretion. In addition, for calendar year 2021, Mr. Albanna will be eligible to earn an additional discretionary bonus as determined by the Company.

The term of Mr. Albanna’s engagement under the Amro Employment Agreement commences as of the Effective Date (as defined in the Amro Employment Agreement) and continues until November 14,2023, unless earlier terminated in accordance with the terms of the Amro Employment Agreement. The term of Mr. Albanna’s Employment Agreement is automatically renewed for successive one (1) year periods until terminated by Mr. Albanna or the Company.

Under the Amro Employment Agreement, termination of Mr. Albanna by the Company for “Cause,” “Death,” or “Disability,” (as such terms are defined in the Amro Employment Agreement), or resignation by Mr. Albanna without “Good Reason” (as defined in the Amro Employment Agreement), will not require the Company to pay severance to Mr. Albanna. Upon any such termination, Mr. Albanna will be entitled to receive any Accrued Compensation (as defined in the Amro Employment Agreement), which in the case of termination by the Company for Cause or resignation by Mr. Albanna for Good Reason will not include payment of pro rata bonus; provided, however, if termination of Mr. Albanna by the Company without “Cause” or resignation by Mr. Albanna for “Good Reason,” then under the Amro Employment Agreement will require the Company to pay severance to Mr. Albanna. Upon any such termination, Mr. Albanna will be entitled to receive any Accrued Compensation and, subject to Mr. Albanna’s execution of an irrevocable release, receive (i) on the sixtieth day (60th) day following termination, a lump sum amount equal to twelve (12) months base salary then in effect as of the date of termination, less applicable taxes and withholdings; (ii) provide reimbursement to Mr. Albanna’s medical insurance premiums for a period of twelve (12) months following the date of termination; and (iii) cause any equity awards granted prior to the Effective Date (as defined in the Amro Employment Agreement), that are then outstanding and unvested to immediately vest and, with respect to all options and stock appreciation rights, to become fully exercisable.

Notwithstanding the foregoing, under the Amro Employment Agreement, termination of Mr. Albanna by the Company without Cause or resignation by Mr. Albanna for Good Reason and a Change of Control (as defined in the Amro Employment Agreement) of the Company occurs within six (6) months after such termination, or within twenty-four (24) months prior to such termination, the Company will pay severance to Mr. Albanna in connection to such termination. Upon such termination, Mr. Albanna will be entitled to receive any Accrued Compensation, and subject to Mr. Albanna’s execution of an irrevocable release, receive (i) on the sixtieth (60th) day of termination, a lump sum cash-payment equal to the product of three times Mr. Albanna’s salary then in effect as of the date of termination, less applicable taxes and withholdings; (ii) provide reimbursement to Mr. Albanna’s medical insurance premiums for a period of twenty-four (24) months following the date of termination; and (iii) notwithstanding any provision of any stock incentive plan, stock option agreement, realization bonus, restricted stock agreement or other agreement relating to capital stock of the Company, cause any equity awards granted prior to the that are then outstanding and unvested to immediately vest and, with respect to all options and stock appreciation rights, to become fully exercisable for twenty-four (24) months (but not later than when the award would otherwise expire).

The Amro Employment Agreement also contains customary non-solicitation and non-competition covenants, which covenants remain in effect for twelve (12) months following any cessation of employment with respect to Mr. Albanna. To the extent any of the payments or benefits provided for under the Amro Employment Agreement or any other agreement or arrangement between Mr. Albanna and the Company (collectively, the “Payments”), (a) constitute an “excess parachute payment” within the meaning of Section 280G (“Section 280G”) of the Internal Revenue Code of 1986, as amended and restated (the “Code”), and (b) would otherwise be subject to the excise tax imposed by Section 4999 of the Code (“Section 4999”), then the Company will pay or provide the greater (whichever gives Mr. Albanna the highest net after-tax amount) of (i) all of the Payments or (ii) the portion of Payments not in excess of the greatest amount of Payments that can be paid that would not result in the imposition of the excise tax under Section 4999.

The foregoing description of the terms of the Amro Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the provisions of the Amro Employment Agreement, which is filed as Exhibit 10.12 to this Current Report on Form 10-Q.

Pankovcin Employment Agreement

On November 14, 2021, Aditxt, Inc. (the “Company”) entered into a new employment agreement (the “Pankovcin Employment Agreement”) with the Company’s President, Corinne Pankovcin, pursuant to which Ms. Pankovcin will continue to serve as the Company’s President and Secretary until the date upon which Ms. Pankovcin’s employment may be terminated in accordance with the terms of the Pankovcin Employment Agreement.

The term of Ms. Pankovcin’s engagement under the Pankovcin Employment Agreement commences as of the Effective Date (as defined in the Pankovcin Employment Agreement) and continues until November 14,2023, unless earlier terminated in accordance with the terms of the Pankovcin Employment Agreement. The term of Ms. Pankovcin’s Employment Agreement is automatically renewed for successive one (1) year periods until terminated by Ms. Pankovcin or the Company.

Pursuant to the Pankovcin Employment Agreement, Ms. Pankovcin will receive: (i) a base salary at the annual rate of $250,000 for the remainder of calendar year 2021, and effective January 1, 2022, $385,000 (prorated for any partial year) payable in bimonthly installments and (ii) eligible to earn an annual discretionary bonus with a target amount of 45% of Base Compensation, which is based on the achievement of performance objectives, which will be determined by the Board and Compensation Committee. In addition, for calendar year 2021, Ms. Pankovcin shall be eligible to earn an additional discretionary bonus as determined by the Company.

Under the Pankovcin Employment Agreement, termination of Ms. Pankovcin by the Company for “Cause,” “Death,” or “Disability,” (as such terms are defined in the Pankovcin Employment Agreement), or resignation by Ms. Pankovcin for “Good Reason” (as defined in the Pankovcin Employment Agreement), will not require the Company to pay severance to Ms. Pankovcin. Upon any such termination, Ms. Pankovcin will be entitled to receive any Accrued Compensation (as defined in the Pankovcin Employment Agreement), which in the case of termination by the Company for Cause or resignation by Ms. Pankovcin for Good Reason will not include payment of pro rata bonus; provided, however, if termination of Ms. Pankovcin by the Company without “Cause” or resignation by Ms. Pankovcin for “Good Reason,” then under the Pankovcin Employment Agreement will require the Company to pay severance to Ms. Pankovcin. Upon any such termination, Ms. Pankovcin will be entitled to receive any Accrued Compensation and, subject to Ms. Pankovcin’s execution of an irrevocable release, receive: (i) on the sixtieth day (60th) day following termination, a lump sum amount equal to twelve (12) months base salary then in effect as of the date of termination, less applicable taxes and withholdings; (ii) provide reimbursement to Ms. Pankovcin’s medical insurance premiums for a period of twelve (12) months following the date of termination; and (iii) cause any equity awards granted prior to the Effective Date (as defined in the Pankovcin Employment Agreement), that are then outstanding and unvested to immediately vest and, with respect to all options and stock appreciation rights, to become fully exercisable.

Notwithstanding the foregoing, under the Pankovcin Employment Agreement, termination of Ms. Pankovcin by the Company without Cause or resignation by Ms. Pankovcin for Good Reason and a Change of Control (as defined in the Pankovcin Employment Agreement) of the Company occurs within six (6) months after such termination, or within twenty-four (24) months prior to such termination, the Company will pay severance to Ms. Pankovcin in connection to such termination. Upon such termination, Ms. Pankovcin will be entitled to receive any Accrued Compensation, and subject to Ms. Pankovcin’s execution of an irrevocable release, receive (i) on the sixtieth (60th) day of termination, a lump sum cash-payment equal to the sum of (A) the product of two times Ms. Pankovcin’s salary then in effect as of the date of termination, less applicable taxes and withholdings, and (B) the product of two times Ms. Pankovcin’s Target Bonus; (ii) provide reimbursement to Ms. Pankovcin’s medical insurance premiums for a period of twenty-four (24) months following the date of termination; and (iii) notwithstanding any provision of any stock incentive plan, stock option agreement, realization bonus, restricted stock agreement or other agreement relating to capital stock of the Company, cause any equity awards granted prior to the that are then outstanding and unvested to immediately vest and, with respect to all options and stock appreciation rights, to become fully exercisable for twenty-four (24) months (but not later than when the award would otherwise expire).

The Pankovcin Employment Agreement also contains customary non-solicitation and non-competition covenants, which covenants remain in effect for twelve (12) months following any cessation of employment with respect to Ms. Pankovcin. To the extent any of the payments or benefits provided for under the Pankovcin Employment Agreement or any other agreement or arrangement between Ms. Pankovcin and the Company (collectively, the “Payments”), (a) constitute an “excess parachute payment” within the meaning of Section 280G (“Section 280G”) of the Internal Revenue Code of 1986, as amended and restated (the “Code”), and (b) would otherwise be subject to the excise tax imposed by Section 4999 of the Code (“Section 4999”), then the Company will pay or provide the greater (whichever gives Ms. Pankovcin the highest net after-tax amount) of (i) all of the Payments or (ii) the portion of Payments not in excess of the greatest amount of Payments that can be paid that would not result in the imposition of the excise tax under Section 4999.

A copy of the Pankovcin Employment Agreement is filed as Exhibit 10.13 to this report and incorporated herein by reference.

Farley Employment Agreement

On November 14, 2021, Aditxt, Inc. (the “Company”) entered into a new employment agreement (the “Farley Employment Agreement”) with the Company’s Chief Financial Officer, Thomas Farley, pursuant to which Mr. Farley will continue to serve as the Company’s Chief Financial Officer until the date upon which Mr. Farley’s employment may be terminated in accordance with the terms of the Farley Employment Agreement.

The term of Mr. Farley’s engagement under the Farley Employment Agreement commences as of the Effective Date (as defined in the Farley Employment Agreement) and continues until November 14,2023, unless earlier terminated in accordance with the terms of the Farley Employment Agreement. The term of Mr. Farley’s Employment Agreement is automatically renewed for successive one (1) year periods until terminated by Mr. Farley or the Company.

Pursuant to the Farley Employment Agreement, Mr. Farley will receive: (i) a base salary at the annual rate of $225,000 for the remainder of calendar year 2021, and effective January 1, 2022, $355,000 (prorated for any partial year) payable in bimonthly installments and, (ii) eligible to earn an annual discretionary bonus with a target amount of 40% of Base Compensation, which is based on the achievement of performance objectives, which will be determined by the Board and Compensation Committee. In addition, for calendar year 2021, Mr. Farley will be eligible to earn an additional discretionary bonus as determined by the Company.

Under the Farley Employment Agreement, termination of Mr. Farley by the Company for “Cause,” “Death,” or “Disability,” (as such terms are defined in the Farley Employment Agreement), or resignation by Mr. Farley without “Good Reason” (as defined in the Farley Employment Agreement), will not require the Company to pay severance to Mr. Farley. Upon any such termination, Mr. Farley will be entitled to receive any Accrued Compensation (as defined in the Farley Employment Agreement which in the case of termination by the Company for Cause or resignation by Mr. Farley for Good Reason will not include payment of pro rata bonus; provided, however, if termination of Mr. Farley by the Company without “Cause” or resignation by Mr. Farley for “Good Reason,” then under the Farley Employment Agreement will require the Company to pay severance to Mr. Farley. Upon any such termination, Mr. Farley will be entitled to receive any Accrued Compensation and, subject to Mr. Farley’s execution of an irrevocable release, receive (i) on the sixtieth day (60th) day following termination, a lump sum cash-payment equal to the sum of (A) the product of two times Mr. Farley’s salary then in effect as of the date of termination, less applicable taxes and withholdings, and (B) the product of two times Mr. Farley’s Target Bonus (as defined in the Farley Employment Agreement); (ii) provide reimbursement to Mr. Farley’s medical insurance premiums for a period of twelve (12) months following the date of termination; and (iii) cause any equity awards granted prior to the Effective Date (as defined in the Farley Employment Agreement), that are then outstanding and unvested to immediately vest and, with respect to all options and stock appreciation rights, to become fully exercisable.

Notwithstanding the foregoing, under the Farley Employment Agreement, termination of Mr. Farley by the Company without Cause or resignation by Mr. Farley for Good Reason and a Change of Control (as defined in the Farley Employment Agreement) of the Company occurs within six (6) months after such termination, or within twenty-four (24) months prior to such termination, the Company will pay severance to Mr. Farley in connection to such termination. Upon such termination, Mr. Farley will be entitled to receive any Accrued Compensation, and subject to Mr. Farley’s execution of an irrevocable release, receive (i) on the sixtieth (60th) day of termination, a lump sum cash-payment equal to the product of two times Mr. Farley’s salary then in effect as of the date of termination, less applicable taxes and withholdings; (ii) provide reimbursement to Mr. Farley’s medical insurance premiums for a period of twelve (12) months following the date of termination; and (iii) notwithstanding any provision of any stock incentive plan, stock option agreement, realization bonus, restricted stock agreement or other agreement relating to capital stock of the Company, cause any equity awards granted prior to the that are then outstanding and unvested to immediately vest and, with respect to all options and stock appreciation rights, to become fully exercisable (but not later than when the award would otherwise expire).

The Farley Employment Agreement also contains customary non-solicitation and non-competition covenants, which covenants remain in effect for twelve (12) months following any cessation of employment with respect to Mr. Farley. To the extent any of the payments or benefits provided for under the Farley Employment Agreement or any other agreement or arrangement between Mr. Farley and the Company (collectively, the “Payments”), (a) constitute an “excess parachute payment” within the meaning of Section 280G (“Section 280G”) of the Internal Revenue Code of 1986, as amended and restated (the “Code”), and (b) would otherwise be subject to the excise tax imposed by Section 4999 of the Code (“Section 4999”), then the Company will pay or provide the greater (whichever gives Mr. Farley the highest net after-tax amount) of (i) all of the Payments or (ii) the portion of Payments not in excess of the greatest amount of Payments that can be paid that would not result in the imposition of the excise tax under Section 4999.

A copy of the Farley Employment Agreement is filed as Exhibit 10.14 to this report and incorporated herein by reference.

Shabahang Employment Agreement

On November 14, 2021, Aditxt, Inc. (the “Company”) entered into a new employment agreement (the “Shabahang Employment Agreement”) with the Company’s Chief Innovation Officer, Shahrokh Shabahang, pursuant to which Mr. Shabahang will continue to serve as the Company’s Chief Innovation Officer until the date upon which Mr. Shabahang’s employment may be terminated in accordance with the terms of the Shabahang Employment Agreement.

The term of Mr. Shabahang’s engagement under the Shabahang Employment Agreement commences as of the Effective Date (as defined in the Shabahang Employment Agreement) and continues until November 14,2023, unless earlier terminated in accordance with the terms of the Shabahang Employment Agreement. The term of Mr. Shabahang’s Employment Agreement is automatically renewed for successive one (1) year periods until terminated by Mr. Shabahang or the Company.

Pursuant to the Shabahang Employment Agreement, Mr. Shabahang will receive: (i) a base salary at the annual rate of $210,000 for the remainder of calendar year 2021, and effective January 1, 2022, $325,000 (prorated for any partial year) payable in bimonthly installments, and (ii) eligible to earn an annual discretionary bonus with a target amount of 40% of Base Compensation, which is based on the achievement of performance objectives, which will be determined by the Board and Compensation Committee. In addition, for calendar year 2021, Mr. Shabahang will be eligible to earn an additional discretionary bonus as determined by the Company.

Under the Shabahang Employment Agreement, termination of Mr. Shabahang by the Company for “Cause,” “Death,” or “Disability,” (as such terms are defined in the Shabahang Employment Agreement), or resignation by Mr. Shabahang without “Good Reason” (as defined in the Shabahang Employment Agreement), will not require the Company to pay severance to Mr. Shabahang. Upon any such termination, Mr. Shabahang will be entitled to receive any Accrued Compensation (as defined in the Shabahang Employment Agreement), which in the case of termination by the Company for Cause or resignation by Mr. Shabahang for Good Reason will not include payment of pro rata bonus; provided, however, if termination of Mr. Shabahang by the Company without “Cause” or resignation by Mr. Shabahang for “Good Reason,” then under the Shabahang Employment Agreement will require the Company to pay severance to Mr. Shabahang. Upon any such termination, Mr. Shabahang will be entitled to receive any Accrued Compensation and, subject to Mr. Shabahang’s execution of an irrevocable release, receive: (i) on the sixtieth day (60th) day following termination, a lump sum cash-payment equal to the sum of (A) the product of two times Mr. Shabahangs’s salary then in effect as of the date of termination, less applicable taxes and withholdings, and (B) the product of two times Mr. Shabahang’s Target Bonus (as defined in the Shabahang Employment Agreement); (ii) provide reimbursement to Mr. Shabahang’s medical insurance premiums for a period of twelve (12) months following the date of termination; and (iii) cause any equity awards granted prior to the Effective Date (as defined in the Shabahang Employment Agreement), that are then outstanding and unvested to immediately vest and, with respect to all options and stock appreciation rights, to become fully exercisable.

Notwithstanding the foregoing, under the Shabahang Employment Agreement, termination of Mr. Shabahang by the Company for without Cause or resignation by Mr. Shabahang for Good Reason and a Change of Control (as defined in the Shabahang Employment Agreement) of the Company occurs within six (6) months after such termination, or within twenty-four (24) months prior to such termination, the Company will pay severance to Mr. Shabahang in connection to such termination. Upon such termination, Mr. Shabahang will be entitled to receive any Accrued Compensation, and subject to Mr. Shabahang’s execution of an irrevocable release, receive: (i) on the sixtieth (60th) day of termination, a lump sum cash-payment equal to the product of two times Mr. Shabahang’s salary then in effect as of the date of termination, less applicable taxes and withholdings; (ii) provide reimbursement to Mr. Shabahang’s medical insurance premiums for a period of twenty-four (24) months following the date of termination; and (iii) notwithstanding any provision of any stock incentive plan, stock option agreement, realization bonus, restricted stock agreement or other agreement relating to capital stock of the Company, cause any equity awards granted prior to the that are then outstanding and unvested to immediately vest and, with respect to all options and stock appreciation rights, to become fully exercisable for twenty-four (24) months (but not later than when the award would otherwise expire).

The Shabahang Employment Agreement also contains customary non-solicitation and non-competition covenants, which covenants remain in effect for twelve (12) months following any cessation of employment with respect to Mr. Shabahang. To the extent any of the payments or benefits provided for under the Shabahang Employment Agreement or any other agreement or arrangement between Mr. Shabahang and the Company (collectively, the “Payments”), (a) constitute an “excess parachute payment” within the meaning of Section 280G (“Section 280G”) of the Internal Revenue Code of 1986, as amended and restated (the “Code”), and (b) would otherwise be subject to the excise tax imposed by Section 4999 of the Code (“Section 4999”), then the Company will pay or provide the greater (whichever gives Mr. Shabahang the highest net after-tax amount) of (i) all of the Payments or (ii) the portion of Payments not in excess of the greatest amount of Payments that can be paid that would not result in the imposition of the excise tax under Section 4999.

A copy of the Shabahang Employment Agreement is filed as Exhibit 10.15 to this report and incorporated herein by reference.

Rowena Employment Agreement

On November 14, 2021, Aditxt, Inc. (the “Company”) entered into a new employment agreement (the “Rowena Employment Agreement”) with the Company’s Chief Operating Officer, Rowena Albanna, pursuant to which Ms. Albanna will continue to serve as the Company’s Chief Operating Officer until the date upon which Ms. Albanna’s employment may be terminated in accordance with the terms of the Rowena Employment Agreement.

The term of Ms. Albanna’s engagement under the Rowena Employment Agreement commences as of the Effective Date (as defined in the Rowena Employment Agreement) and continues until November 14,2023, unless earlier terminated in accordance with the terms of the Rowena Employment Agreement. The term of Ms. Albanna’s Employment Agreement is automatically renewed for successive one (1) year periods until terminated by Ms. Albanna or the Company.

Pursuant to the Rowena Employment Agreement, Ms. Albanna will receive: (i) a base salary at the annual rate of $210,000 for the remainder of calendar year 2021 and effective January 1, 2022, $325,000 (prorated for any partial year) payable in bimonthly installments, and (ii) eligible to earn an annual discretionary bonus with a target amount of 40% of Base Compensation, which is based on the achievement of performance objectives, which will be determined by the Board and Compensation Committee. In addition, for calendar year 2021, Ms. Albanna will be eligible to earn an additional discretionary bonus as determined by the Company.

Under the Rowena Employment Agreement, termination of Ms. Albanna by the Company for “Cause,” “Death,” or “Disability,” (as such terms are defined in the Rowena Employment Agreement), or resignation by by Ms. Albanna for “Good Reason” (as defined in the Rowena Employment Agreement), will not require the Company to pay severance to Ms. Albanna. Upon any such termination, Ms. Albanna will be entitled to receive any Accrued Compensation (as defined in the Rowena Employment Agreement), which in the case of termination by the Company for Cause or resignation by Ms. Albanna for Good Reason will not include payment of pro rata bonus; provided, however, if termination of Ms. Albanna by the Company without “Cause” or resignation by Ms. Albanna for “Good Reason” (as such terms are defined in the Rowena Employment Agreement), then under the Rowena Employment Agreement will require the Company to pay severance to Ms. Albanna. Upon any such termination, Ms. Albanna will be entitled to receive any Accrued Compensation and, subject to Ms. Albanna’s execution of an irrevocable release, receive: (i) on the sixtieth day (60th) day following termination, a lump sum amount equal to twelve (12) months base salary then in effect as of the date of termination, less applicable taxes and withholdings; (ii) provide reimbursement to Ms. Albanna’s medical insurance premiums for a period of twelve (12) months following the date of termination; and (iii) cause any equity awards granted prior to the Effective Date (as defined in the Rowena Employment Agreement), that are then outstanding and unvested to immediately vest and, with respect to all options and stock appreciation rights, to become fully exercisable.

Notwithstanding the foregoing, under the Rowena Employment Agreement, termination of Ms. Albanna by the Company without Cause or resignation by Ms. Albanna for Good Reason and a Change of Control (as defined in the Rowena Employment Agreement) of the Company occurs within six (6) months after such termination, or within twenty-four (24) months prior to such termination, the Company will pay severance to Ms. Albanna in connection to such termination. Upon such termination, Ms. Albanna will be entitled to receive any Accrued Compensation, and subject to Ms. Albanna’s execution of an irrevocable release, receive: (i) on the sixtieth (60th) day of termination, a lump sum cash-payment equal to the sum of (A) the product of two times Ms. Albanna’s salary then in effect as of the date of termination, less applicable taxes and withholdings, and (B) the product of two times Ms. Albanna’s Target Bonus; (ii) provide reimbursement to Ms. Albanna’s medical insurance premiums for a period of twenty-four (24) months following the date of termination; and (iii) notwithstanding any provision of any stock incentive plan, stock option agreement, realization bonus, restricted stock agreement or other agreement relating to capital stock of the Company, cause any equity awards granted prior to the that are then outstanding and unvested to immediately vest and, with respect to all options and stock appreciation rights, to become fully exercisable for twenty-four (24) months (but not later than when the award would otherwise expire).

The Rowena Employment Agreement also contains customary non-solicitation and non-competition covenants, which covenants remain in effect for twelve (12) months following any cessation of employment with respect to Ms. Albanna. To the extent any of the payments or benefits provided for under the Rowena Employment Agreement or any other agreement or arrangement between Ms. Albanna and the Company (collectively, the “Payments”), (a) constitute an “excess parachute payment” within the meaning of Section 280G (“Section 280G”) of the Internal Revenue Code of 1986, as amended and restated (the “Code”), and (b) would otherwise be subject to the excise tax imposed by Section 4999 of the Code (“Section 4999”), then the Company will pay or provide the greater (whichever gives Ms. Albanna the highest net after-tax amount) of (i) all of the Payments or (ii) the portion of Payments not in excess of the greatest amount of Payments that can be paid that would not result in the imposition of the excise tax under Section 4999.

A copy of the Rowena Employment Agreement is filed as Exhibit 10.16 to this report and incorporated herein by reference.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
1.1	Underwriting Agreement between the Company and Revere Securities LLC dated October 18, 2021	8-K	001-39336	1.1	October 20, 2021
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-235933	3.1	June 25, 2020
3.2	Certificate of Amendment, dated June 29, 2020	10-Q	001-39336	3.2	August 13, 2020
3.3	Amended and Restated Bylaws of the Registrant	S-1	333-235933	3.3	June 25, 2020
3.4	Second Amended and Restated Bylaws of the Registrant	10-Q	001-39336	3.4	August 12, 2021
4.1	Form of Warrant	8-K	001-39336	4.1	August 30, 2021
10.1	Form of Securities Purchase Agreement	8-K	001-39336	10.1	August 30, 2021
10.2	Placement Agency Agreement	8-K	001-39336	10.2	August 30, 2021
10.3	Form of Placement Agent Warrant	8-K	001-39336	10.3	August 30, 2021
10.4	Waiver and Defeasance Agreement	8-K	001-39336	10.4	August 30, 2021
10.5	Secured Credit Agreement, dated as of August 27, 2021, by and among AiPharma, AiPharma Holdings Limited, AiPharma Asia Limited and the Company					X
10.6	Security Agreement, dated as of August 27, 2021 by and between AiPharma Asia Limited and the Company.					X
10.7	Security Agreement, dated as of August 27, 2021 by and between AiPharma Limited and the Company					X
10.8	Security Agreement – AiPharma Limited and Aditxt (BVI Law)					X
10.9	Floating Charge					X
10.10	Transaction Agreement, dated as of October 4, 2021 by and between the company and AiPharma Global Holdings LLC					X
10.11	First Amendment to Secured Credit Agreement with AiPharma Global Holding LLC					X
10.12	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Amro Albanna, Chief Executive Officer.					X
10.13	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Corinne Pankovcin, President and Secretary.					X
10.14	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Thomas Farley, Chief Financial Officer.					X
10.15	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Shahrokh Shabahang, Chief Innovation Officer.					X
10.16	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Rowena Albanna, Chief Operating Officer.					X
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aditxt, Inc.

Date: November 15, 2021	By:	/s/ Amro Albanna
Amro Albanna
Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Thomas J. Farley
Thomas J. Farley
Chief Financial Officer (Principal Financial and Accounting Officer)