Form 10-K
period 2021-12-31
Aditxt, Inc.
filed 2022-03-31
CIK 1726711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2021, based on a closing price of $2.59 was approximately $32,725,168.

As of March 29, 2022, the registrant had 44,815,016 and 44,714,213 shares of common stock, $0.001 par value per share, issued and outstanding, respectively.

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

ADITXT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those highlighted in Section 1A titled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	we have generated no significant revenue from commercial sales to date and our future profitability is uncertain;

●	if we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment;

●	our financial situation creates doubt whether we will continue as a going concern;

●	we may need to raise additional funding, which may not be available on acceptable terms, or at all;

●	even if we can raise additional funding, we may be required to do so on terms that are dilutive to you.;

●	the regulatory approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of our future product candidates, if any;

●	we may encounter substantial delays in completing our clinical studies which in turn will require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities;

●	if our future pre-clinical development and future clinical Phase I/II studies are unsuccessful, we may be unable to obtain regulatory approval of, or commercialize, our product candidates on a timely basis or at all;

●	even if we receive regulatory approval for any of our product candidates, we may not be able to successfully commercialize the product and the revenue that we generate from their sales, if any, may be limited;

●	adverse events involving our products may lead the FDA or applicable foreign regulatory agency to delay or deny clearance for our products or result in product recalls that could harm our reputation, business and financial results;

●	our technology is subject to licenses from LLU and Stanford (as defined below), each of which are revocable in certain circumstances, including in the event we do not achieve certain payments and milestone deadlines. Without these licenses, we may not be able to continue to develop our product candidates;

●	if we were to lose our CLIA certification or state laboratory licenses, whether as a result of a revocation, suspension or limitation, we would no longer be able to offer our assays (including our AditxtScore™ platform), which would limit our revenues and harm our business. If we were to lose, or fail to obtain, a license in any other state where we are required to hold a license, we would not be able to test specimens from those states;

●	our results of operations will be affected by the level of royalty and milestone payments that we are required to pay to third parties;

●	we face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do;

●	our technologies and products under development, and our business, may fail if we are not able to successfully commercialize them and ultimately generate significant revenues as a result;

●	customers may not adopt our products quickly, or at all;

●	COVID-19 may impact our business and operations;

●	the failure to obtain or maintain patents, licensing agreements and other intellectual property could materially impact our ability to compete effectively;

●	some of our intellectual property may be subject to “march-in” rights by the U.S. federal government;

●	we do not expect to pay dividends in the foreseeable future;

●	we have issued a significant number of restricted stock awards, restricted stock units, options and warrants and may continue to do so in the future. The vesting and, if applicable, exercise of these securities and the sale of the shares of common stock issuable thereunder may dilute your percentage ownership interest and may also result in downward pressure on the price of our common stock;

●	future sales or issuances of substantial amounts of our common stock, including, potentially as a result of the Share Exchange Agreement with Cellvera Global f/k/a AiPharma Global, could result in significant dilution;

●	while we have entered into a Share Exchange Agreement with Cellvera Global, we cannot assure you that the transaction contemplated by the Share Exchange Agreement will be consummated or, that if such transaction is consummated, that it will be accretive to stockholder value;

●	we have provided loans to Cellvera Global in the principal amount of $14.5 million, if we are unable to complete the transactions contemplated by the Share Exchange Agreement, we cannot provide any assurance that we will be able to timely collect such amounts from Cellvera Global, if at all;

●	we may engage in future acquisitions or strategic transactions, including the transaction with Cellvera Global, which may require us to seek additional financing or financial commitments, increase our expenses and/or present significant distractions to our management;

●	we received a written notice from Nasdaq that we have failed to comply with certain listing requirements of the Nasdaq Stock Market, which could result in the delisting of our securities by Nasdaq; and

●	exclusive forum provisions in our amended and restated certificate of incorporation and amended and restated bylaws.

PART I

Item 1. Business.

Overview

We are a biotech innovation company with a mission of prolonging life and enhancing its quality by improving the health of the immune system.

We are developing biotechnologies specifically focused on improving the health of the immune system through immune mapping and reprogramming. Our immune mapping technologies are designed to provide a personalized comprehensive profile of the immune system and we plan to utilize them in our upcoming reprogramming clinical trials to monitor subjects’ immune response before, during and after drug administration. Our immune reprogramming technologies are designed to retrain the immune system to induce tolerance with the objectives of addressing rejection of transplanted organs as well as ameliorate autoimmune diseases and allergies. These programs are currently in the pre-clinical stage with one product candidate slated for GMP manufacturing (clinical grade material) and toxicology studies in preparation for clinical trials.

Immune Reprogramming – Immune Modulation

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

We are developing ADI™ product candidates for organ transplantation including skin grafting, autoimmune diseases including psoriasis and type 1 diabetes (T1D), and allergies, with an initial focus on psoriasis, T1D, and skin allografting., To submit a Biologics License Application (“BLA”) for a biopharmaceutical product, clinical safety and efficacy must be demonstrated in a series of clinical studies conducted with human subjects. For products in our class of drugs, the first-in-human trials will be a combination of Phase I (safety/tolerability) and Phase II (efficacy) in affected subjects. To obtain approval to initiate the Phase I/II studies, an Investigational New Drug (IND) Application will be submitted compiling non-clinical efficacy data as well as manufacturing and pre-clinical or clinical toxicology data. To date, we have conducted non-clinical studies in a stringent model of skin transplantation using genetically mismatched donor and recipient animals demonstrating a 3-fold increase in the survival of the skin graft in animals that were tolerized with ADI™ compared to animals that receive immune suppression alone. Prolongation of graft life was observed despite discontinuation of immune suppression after the first 5 weeks. Additionally, in an induced non-clinical model for psoriasis, ADI™ treatment resulted in a 69% reduction in skin thickness and a 38% decrease in skin flaking (two clinical parameters for assessment of psoriasis skin lesions). The Phase I/II studies in psoriasis will evaluate the safety/tolerability of ADI™ in patients diagnosed with psoriasis. Since the drug will be administered in subjects diagnosed with psoriasis, effectiveness of the drug to improve psoriatic lesions will also be evaluated. In another Phase I/II study, patients requiring skin allografts will receive weekly intra-dermal injections of ADI™ in combination with standard immune suppression to assess safety/tolerability and possibility of reducing levels of immunosuppressive drugs as well as prolongation of graft life.

ADI™ Advantages

ADI™ is a nucleic acid-based technology (e.g., DNA-based) which we believe selectively suppresses only those immune cells involved in the rejection of tissues and transplanted organs. It does so by tapping into the body’s natural process of cell death (apoptosis) to reprogram the immune system to stop unwanted attacks on self or transplanted tissues. Apoptosis is a natural process used by the body to clear dying cells and to allow recognition and tolerance to self-tissues. ADI™ triggers this process enabling the cells of the immune system to recognize the targeted tissues as “self”. Conceptually, it is designed to retrain the immune system to become accepting of the organ similar to how natural apoptosis reminds our immune system to be tolerant to our own “self” tissues.

While efforts have been made by various groups to promote tolerance through cell therapies and ex vivo manipulation of patient cells (takes place outside the body typically requiring hospitalization), to our knowledge, we will be unique in our approach of using in-body induction of apoptosis to promote tolerance to specific tissues. In addition, ADI™ treatment itself will not require additional hospitalization, only an injection of minute amounts of the therapeutic drug into the skin.

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

ADI™ has shown efficacy in several preclinical models (skin grafting, psoriasis, type 1 diabetes, alopecia areata and multiple sclerosis) and its efficacy can be attributed to multiple factors:

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

Proof of Concept: Skin Grafting

Results shown are 5 weeks post-transplantation

The proof-of-concept experiment performed in transplantation was a skin allograft transplantation procedure in which the donor skin was obtained from white BALB/c mice and transplanted to black C57BL/6 mice. The experiment was designed to address a more challenging scenario where the donor tissue was obtained from a donor which is genetically mismatched with the recipient. This is unlike clinical scenarios where the donor and recipient are genetically matched as much as possible. While these experiments were repeated in several separate experiments, the results shown here were obtained from a study conducted with 14 mice in the ADI™ treatment group and 7 mice in the control group. Prior to submission of an Investigational New Drug Application, additional non-clinical studies will be conducted in a pig model to establish the precise protocol (e.g. timing of vaccine administration, dosing, and appropriate immunosuppressive agents that will be used in combination with ADI™) that will be used in the clinical trials. In addition, IND-enabling safety/toxicology studies will be conducted by a GLP lab to ensure product safety for clinical testing.

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

License Agreement with Loma Linda University –

On March 8, 2018, we entered into an Assignment Agreement (the “Assignment Agreement”) with Sekris Biomedical, Inc. (“Sekris”). Sekris was a party to a License Agreement with Loma Linda University (“LLU”), entered into and made effective on May 25, 2011, and amended on June 24, 2011, July 16, 2012 and December 27, 2012 (the “Original Agreement,” and together with the Assignment Agreement, the “Sekris Agreements”). Pursuant to the Assignment Agreement, Sekris transferred and assigned all of its rights and obligations in and to liabilities under the Original Agreement, of whatever kind or nature, to us. In exchange, on March 8, 2018, we issued a warrant to Sekris to purchase up to 500,000 shares of our common stock (the “Sekris Warrant”). The warrant was immediately exercisable and has an exercise price of $4.00 per share. The expiration date of the warrant is March 8, 2023. On March 15, 2018, as amended on July 1, 2020, we entered into a LLU License Agreement directly with Loma Linda University, which amends and restates the Sekris Agreements.

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

The LLU License Agreement shall terminate on the last day that a patent granted to us by LLU is valid and enforceable or the day that the last patent application licensed to us is abandoned. The LLU License Agreement may be terminated by mutual agreement or by us upon 90 days written notice to LLU. LLU may terminate the LLU License Agreement in the event of (i) non-payments or late payments of royalty, milestone and license maintenance fees not cured within 90 days after delivery of written notice by LLU, (ii) a breach of any non-payment provision (including the provision that requires us to meet certain deadlines for milestone events (each, a “Milestone Deadline”)) not cured within 90 days after delivery of written notice by LLU and (iii) LLU delivers notice to us of three or more actual breaches of the LLU License Agreement by us in any 12-month period. Additional Milestone Deadlines include: (i) submission of an IND/clinical trial application to initiate first-in-human clinical trials on or before March 31, 2022, (ii) the completion of first-in-human (phase I/II) clinical trials by March 31, 2024, (iii) the completion of Phase III clinical trials by March 31, 2026 and (iv) biologic licensing approval by the FDA by March 31, 2027.

Pre-clinical and Clinical Plans

The resources and efforts used for the IND-enabling work summarized below supports both the psoriasis and TID clinical programs

High-level objectives for psoriasis clinical program:

●	Completion of IND-enabling work. Aditxt has initiated GMP manufacturing of clinical grade material that will be used for the first-in-human studies in subjects with psoriatic lesions. Included in the manufacturing program is stability studies; the regulatory agency requires one month of stability data for the GMP material for submission of the clinical trial application (CTA). Stability data will continue to be gathered while the clinical trials are ongoing and up to 24 months. Aditxt has also completed the in-life portion of the toxicology studies. Safety data have been recorded and Aditxt is now awaiting immunotoxicology data, which are forthcoming.

●	Upon completion of GMP manufacturing and toxicology studies, a CTA will be submitted in Q4 2022 to initiate the Phase I/II FIH clinical trials.

The FIH clinical studies will combine Phase I (designed to test clinical safety) and Phase IIa (designed to obtain proof of effectiveness in human subjects), in subjects with psoriatic skin lesions. We have selected this indication for several reasons, including:

1.	Our existing preclinical data have shown promising results in reducing scaling and skin thickness in the mouse model;

2.	The relative ease of visualization of healing of psoriatic lesions; and

3.	The need for therapies that suitable and justifiable in individuals with mild to moderate psoriasis (current biologic therapies are primarily used in moderate to severe cases).

We have identified a contract research organization with capabilities to conduct a multi-center study and ability to recruit the needed number of subjects to complete the clinical trials. Upon approval by the regulatory agency clinical trials will be initiated.

High-level objectives for type 1 diabetes (T1D) clinical program:

●	Completion of IND-enabling work. Aditxt has initiated GMP manufacturing of clinical grade material that will be used for the first-in-human studies in subjects with psoriatic lesions. Included in the manufacturing program is stability studies; the regulatory agency requires one month of stability data for the GMP material for submission of the clinical trial application (CTA). Stability data will continue to be gathered while the clinical trials are ongoing and up to 24 months. Aditxt has also completed the in-life portion of the toxicology studies. Safety data have been recorded and Aditxt is now awaiting immunotoxicology data, which are forthcoming.

●	Clinical Phase I/II Study to demonstrate safety and clinical proof-of-concept in T1D

Our clinical studies will combine Phase I (designed to test clinical safety) and Phase II (designed to obtain proof of effectiveness in human subjects), in T1D patients. We have selected this indication for several reasons, including:

1.	Our existing preclinical data have shown promising results using ADI™ to reverse hyperglycemia in the mouse model; and

2.	There is currently no treatment for T1D and the only option for patients suffering from T1D is insulin replacement therapy.

We will be identifying clinical trial centers with adequate patients. Upon approval by the FDA and/or the applicable regulatory agency clinical trials will be initiated.

High-level objectives for skin allograft clinical program:

●	Completion of preclinical studies to identify the appropriate protocol for dosing and combination of ADI™ with immune suppression protocols.

●	Completion of IND-enabling work including GMP manufacturing and toxicology studies.

●	Clinical Phase I/II Study to demonstrate safety and clinical proof-of-concept in patients requiring skin allografts.

Our clinical studies will combine Phase I (designed to test clinical safety) and Phase II (designed to obtain proof of effectiveness in human subjects), in patients requiring skin allografts. We have selected this indication for several reasons, including:

1.	Our existing preclinical data have shown promising results using ADI™ to prolong skin allograft survival in mismatched mouse model; and

2.	The relative ease of visualization of graft quality without the need for biopsies.

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

Upon receipt of clearance to initiate clinical testing, the ADI™ product can be tested in human patients. Our product will be tested in clinical trials, one in patients with psoriasis and one in patients who require skin allografting. Therefore, our first-in-human studies will be combined Phase I/Phase II studies in which safety and efficacy data will be obtained. We plan to start with in skin indications (psoriasis and skin allografting) because we believe these indications will be most efficient in providing safety and efficacy data in clinical trials. In parallel, we will continue to develop additional product formulations for other indications.

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

Target Market

Psoriasis affects close to 100 million people worldwide and presents a large market estimated at over $20 billion annually. Treatments range include topical and systemic therapeutics including vitamin D analogs, steroids, retinoids, immunosuppressants and biologics (i.e. monoclonal antibodies). While in more recent years, several classes of biologics have entered the market, most are primarily used for patients suffering from moderate to severe psoriasis because of their impairment of systemic immune responsiveness to infections and cancers. Aditxt believes that products based on the ADI™ platform will not be associated with similar side effects and can be targeted for use in mild to moderate cases.

T1D is one of the most common chronic disorders in children and affects nearly 2 million Americans, and has an incidence and prevalence increasing at alarming rates in industrialized countries. Current treatment consists of daily delivery of insulin as replacement therapy, but administration of the hormone can induce life-threatening hypoglycemia and does not completely prevent morbidity and mortality associated with the disease. Aditxt is leveraging the ADI™ technology to develop a new class of immunotherapy designed to arrest the autoimmune destruction of the insulin producing beta cells of the pancreas. This will be the first therapy to accomplish that long sought after goal, thus increasing life span and quality of life for up to 40,000 of US citizens and about 300,000 people around the world who develop T1D each year, with a 3-5% increase in yearly incidence.

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

Immune Mapping - Immune Monitoring

We believe that understanding the dynamic status of an individual’s immune system is key to developing and administering precision immunotherapies such as ADI™. We have secured an exclusive worldwide license for commercializing a technology platform which provides a personalized comprehensive profile of the immune system. It is intended to be informative for individual immune responses to viruses, bacterial antigens, peptides, drugs, bone marrow and solid organ transplants, and cancer. It has broad applicability to many other agents of clinical interest impacting the immune system, including those not yet identified such as future infectious agents. We plan to brand this technology, and other future licensed and/or in-house developed monitoring technologies collectively as AditxtScore™.

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

(4) Disease Susceptibility

Disease susceptibility can vary from one individual to another, and it can be a function of various factors, including genetic variability and differences in human leukocyte antigens (HLA) encoded by major histocompatibility complex (MHC) and responsible for regulation of the immune system in humans. People with certain HLA types may have higher or lower susceptibility to diseases. AditxtScore™ can be used to develop assays to evaluate differences in HLA types in individuals to help elucidate the relationship between certain HLA types and susceptibility to various diseases.

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

License Agreement with Leland Stanford Junior University (“Stanford”)

On February 3, 2020, we entered into an exclusive license agreement (the “February 2020 License Agreement”) with Stanford with regard to a patent concerning a method for detection and measurement of specific cellular responses. Pursuant to the February 2020 License Agreement, other than as described below, we received an exclusive worldwide license to Stanford’s patent with regard to use, import, offer, and sale of Licensed Products (as defined in the agreement). The license to the patented technology is exclusive, including the right to sublicense, beginning on the effective date of the agreement and ending when the patent expires. Under the exclusivity agreement, we acknowledged that Stanford had already granted a non-exclusive license in the Nonexclusive Field of Use, under the Licensed Patents in the Licensed Field of Use in the Licensed Territory (as those terms are defined in the February 2020 License Agreement”). However, Stanford agreed to not grant further licenses under the Licensed Patents in the Licensed Field of Use in the Licensed Territory. On December 29, 2021, we entered into an amendment to the February 2020 License Agreement which extended our exclusive right to license the technology deployed in AditxtScoreTM and securing worldwide exclusivity in all fields of use of the licensed technology.

We were obligated to pay and paid a fee of $25,000 to Stanford within 60 days of February 3, 2020. We also issued 18,750 shares of the Company’s common stock to Stanford. An annual licensing maintenance fee is payable by us on the first anniversary of the February 2020 License Agreement in the amount of $40,000 for 2021 through 2024 and $60,000 starting in 2025 until the license expires upon the expiration of the patent. The Company is required to pay and has paid $25,000 for the issuances of certain patents. The Company will pay milestone fees of $50,000 on the first commercial sales of a licensed product and $25,000 at the beginning of any clinical study for regulatory clearance of an in vitro diagnostic product developed and a potential licensed product. We are also required to: (i) provide a listing of the management team or a schedule for the recruitment of key management positions by March 31, 2020 (which has been completed), (ii) provide a business plan covering projected product development, markets and sales forecasts, manufacturing and operations, and financial forecasts until at least $10,000,000 in revenue by June 30, 2020 (which has been completed), (iii) conduct validation studies by September 30, 2020 (which has been completed), (iv) hold a pre-submission meeting with the FDA by September 30, 2020 (which has been completed), (v) submit a 510(k) application to the FDA, Emergency Use Authorization (“EUA”), or a Laboratory Developed Test (“LDT”) by March 31, 2021, (which has been completed), (vi) develop a prototype assay for human profiling by December 31, 2021 (which has been completed), (vii) execute at least one partnership for use of the technology for transplant, autoimmunity, or infectious disease purposes by March 31, 2022and (viii) will provide further development and commercialization milestones for specific fields of use in writing by December 31, 2022.

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

In August 2020, we filed for an Emergency Use Authorization (EUA) with the FDA with the ultimate objective of filing a 510(K) application. On January 14, 2022, we submitted requests to obtain two EUAs for our antibody and neutralizing tests following an on November 15, 2021 by the Department of Health and Human Services that COVID-19 related tests will require FDA review and FDA’s position that COVID-19 tests that have been in use prior to the announcement must submit applications for EUAs but can continue to operate unless informed otherwise. In the meantime, we are providing AditxtScore™ as a service as a Laboratory Developed Test (LDT) to assess immunity status to COVID-19.

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

 The ADi™ technology falls in two main categories, the AditxtReprogramming™ therapeutic program (which includes Apoptotic DNA Immunotherapy™ also known as ADi™) and the AditxtScore™ diagnostic technology. Both categories are protected by multiple families of patents and patent applications, including several issued U.S. and non-U.S. patents.

The projected expiration dates for the AditxtReprogramming™ patents and patents issuing from pending applications extend until 2043 for some patents. As of the date of this report, our patent portfolio for AditxtReprogramming™ includes both patents and patent applications licensed from LLU or Stanford and patent applications owned solely by Aditxt, including 7 U.S. patents, 6 U.S. applications, 88 foreign patents, and 13 foreign applications. These patents and patent applications cover three different technical aspects of AditxtReprogramming™, treatment of autoimmune diseases and type 1 diabetes, treatment of organ transplantation, and development of a new class of immunotherapeutics for various indications. The patents and patent applications cover both methods of treatment for these indications as well as a compositions of matter including plasmids that are able to induce tolerance of antigens or immune attack on antigens, depending on the indication, along with methods of producing such plasmids.

The AditxtScore™ technology is also protected by protected by multiple families of patents and patent applications, including several issued U.S. and non-U.S. patents. The projected expiration dates for these AditxtScore™ patents and patents issuing from pending applications ranges from 2037 to 2043. As of the date of this report, our patent portfolio for AditxtScore™ includes both patents and patent applications licensed from Stanford and patent applications owned solely by Aditxt, including 2 U.S. patents, 4 U.S. applications, and 2 foreign applications. These patents and patent applications encompass methods, systems and kits for detection and measurement of specific immune responses.

We also possess and/or in-license substantial know-how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes and technology. We plan to continue expanding and strengthening our IP portfolio with additional patent applications in the future.

In March 2021, Aditxt signed an agreement with a regulatory consultant based in Munich, Germany, which will play a central role in navigating the first AditxtReprogramming™ therapeutic program through the clinical trial and regulatory process. The firm will work with the Aditxt’s AditxtReprogramming™ team to submit a clinical trial application to the regulatory agency in Germany. Psoriasis is the first indication being targeted for clinical trial in the AditxtReprogramming™ therapeutics pipeline. Other candidates that are advancing toward clinical trials include ADi™ for type 1 diabetes and skin allografting.

Employees

We have fifty-eight (58) full time employees. We consider the relations with our employees to be good.

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

Risks Related to Our Financial Position and Need for Capital

We have generated no significant revenue from commercial sales to date and our future profitability is uncertain.

We were incorporated in September 2017 and have a limited operating history and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next several years as we commence our research and development efforts, conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. Our net loss for the years ended December 31, 2021 and 2020 was $46,371,364 and $9,149,227, respectively, and our accumulated deficit as of December 31, 2021 was $67,352,809. There can be no assurance that the products under development by us will be approved for sale in the U.S. or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

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

Our business or operations may change in a manner that would consume available funds more rapidly than anticipated and substantial additional funding may be required to maintain operations, fund expansion, develop new or enhance products, acquire complementary products, business or technologies or otherwise respond to competitive pressures and opportunities, such as a change in the regulatory environment or a change in preferred treatment modalities. In addition, we may need to accelerate the growth of our sales capabilities and distribution beyond what is currently envisioned, and this would require additional capital. However, we may not be able to secure funding when we need it or on favorable terms. We may not be able to raise sufficient funds to commercialize the product candidates we intend to develop.

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

The Company was incorporated on September 28, 2017 and through the date of this report has generated no significant revenues. For the years ended December 31, 2021 and 2020, the Company had a net loss of $46,371,364 and $9,149,227, respectively. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available, we may be forced to discontinue operations, which would cause investors to lose their entire investment.

We may need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We do not expect that our current cash position will be sufficient to fund our current operations for the next 12 months. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

We will not be permitted to market our product candidates in the United States until we receive approval from the FDA, or in any foreign countries until we receive the requisite approval from corresponding agencies in such countries. The testing, manufacturing, labeling, approval, selling, marketing and distribution of health and life science-related products are subject to extensive regulation, which regulations differ from country to country.

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

The February 2020 License Agreement with Stanford may be terminated by Stanford if we (i) are delinquent on any report or payments; (ii) are not diligently developing and commercializing Licensed Product (as defined in the February 2020 License Agreement); (iii) miss a milestone described in the agreement; (iv) are in breach of any other provision of the agreement; or (v) if we provide a false report to Stanford. The Termination discussed above will take effect only upon 30 days written notice by Stanford unless we remedy the breach within a 30-day cure period. If the February 2020 License Agreement were to be terminated by Stanford, we would lose a significant asset and may no longer be able to develop our product candidates, which would have a material adverse effect on our operations.

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

Certain employees and contractors were previously employed at universities or other companies, including potential competitors. Although we try to ensure that our employees and contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these employees or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims, and any such litigation could have an unfavorable outcome.

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

Risks Related to Our Common Stock

We received a written notice from Nasdaq that we have failed to comply with certain listing requirements of the Nasdaq Stock Market, which could result in our Common Stock being delisted from the Nasdaq Stock Market.

On January 18, 2022, we received a notification from Nasdaq related to our failure to maintain a minimum bid price of $1 per share. Based upon the closing bid price for the last 30 consecutive business days, we no longer meet this requirement. However, the Nasdaq Listing Rules also provide us a compliance period of 180 calendar days in which to regain compliance. Accordingly, if at any time from the date of this notice until July 18, 2022, the closing bid price our common stock is at least $1 for a minimum of ten consecutive business days, Nasdaq will provide us with written confirmation of compliance and the matter will be closed. If we do not regain compliance with the minimum bid price requirement by July 18, 2022, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet all other initial listing standards, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intent to cure the deficiency during the second compliance period. If we do not regain compliance with the minimum bid price requirement by the end of the compliance period (or the second compliance period, if applicable), our common stock will become subject to delisting. If we are delisted from Nasdaq, our common stock may be eligible for trading on an over-the-counter market. If we are not able to obtain a listing on another stock exchange or quotation service for our common stock, it may be extremely difficult or impossible for stockholders to sell their shares. We intend to monitor the closing bid price of our common stock and may be required to seek approval from our stockholders to affect a reverse stock split of the issued and outstanding shares of our common stock. However, there can be no assurance that the reverse stock split would be approved by our stockholders. Further, there can be no assurance that the market price per new share of our common stock after the reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of our common stock outstanding before the reverse stock split. Even if the reverse stock split is approved by our stockholders, there can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing rules.

If we are delisted from Nasdaq, but obtain a substitute listing for our common stock, it will likely be on a market with less liquidity, and therefore experience potentially more price volatility than experienced on Nasdaq. Stockholders may not be able to sell their shares of common stock on any such substitute market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if our common stock is delisted from Nasdaq, the value and liquidity of our common stock, warrants and pre-funded warrants would likely be significantly adversely affected. A delisting of our common stock from Nasdaq could also adversely affect our ability to obtain financing for our operations and/or result in a loss of confidence by investors, employees and/or business partners.

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

Future sales or issuances of substantial amounts of our common stock, including, potentially, as a result of the acquisition transaction with Cellvera Global f/k/a AiPharma Global, could result in significant dilution.

On December 28, 2021, we entered into a Share Exchange Agreement with Cellvera Global f/k/a AiPharma Global, pursuant to which we (i) will acquire 9.5% of the issued and outstanding equity interests in Cellvera Global in exchange for the issuance of 4,816,193 shares of our common stock of Aditxt and a cash payment of $250,000, at an initial closing upon the satisfaction or waiver of certain conditions to closing; and (ii) acquire the remaining 90.5% of the issued and outstanding equity interests in Cellvera Global in exchange for the issuance of 39,927,974 shares of our common stock and a cash payment of $250,000 at a secondary closing upon the satisfaction or waiver of certain conditions to closing. Additionally, we may elect to raise additional capital due to market conditions or strategic considerations. If additional shares are issued in connection with the proposed acquisition transaction or additional capital is raised through the sale of equity or convertible debt securities, the issuance of those securities could result in further dilution to our stockholders.

While we have entered into a Share Exchange Agreement with Cellvera Global, we cannot assure you that the transactions contemplated by the Share Exchange Agreement will be consummated or, that if such transactions are consummated, they will be accretive to stockholder value.

The initial closing under the Share Exchange Agreement was expected to occur on or before January 31, 2022. We can provide no assurance that the conditions to the initial closing will be satisfied. Further, even if we are able to complete the initial closing following the satisfaction of such conditions, there is no guarantee that the conditions to the secondary closing, including but not limited to, the approval of the transaction by our stockholders, will be completed in the time frame or in the manner currently anticipated, or that we will recognize the anticipated benefits of the transaction.

In connection with the contemplated acquisition of Cellvera Global, we have provided secured loans to Cellvera Global in the aggregate principal amount of $14.5 million, which amounts came due on January 31, 2022. Although, we have agreed to forbear from exercising our rights and remedies against Cellvera Global while we continue to work towards an initial closing under the Share Exchange Agreement, if we are unable to complete the transactions contemplated by the Share Exchange Agreement, we cannot provide any assurance that we will be able to timely collect such amounts from Cellvera Global, if at all.

In connection with the contemplated acquisition of Cellvera Global, we entered into a Secured Credit Agreement with Cellvera Global, pursuant to which we have provided secured loans to Cellvera Global in the aggregate principal amount of $14.5 million, which amounts became due on January 31, 2022. On February 14, 2022, we entered into a Forbearance Agreement with Cellvera Global, pursuant to which we agreed to forbear from exercising our rights and remedies against Cellvera Global until the earlier of June 30, 2022 or the date of any default under the Forbearance Agreement. Under the Forbearance Agreement, the Company and the Borrower also agreed to certain amendments to the Credit Agreement, including, but not limited to: (i) the delivery by Cellvera Global of certain financial statements and forecasts, and (ii) certain regularly scheduled payments to be made by Cellvera Global to the Company during the forbearance period. If Cellvera Global defaults upon its obligations under the Forbearance Agreement or if we are otherwise unable to complete the contemplated acquisition of Cellvera Global under the Share Exchange Agreement, we cannot provide any assurance that we will be able to time collect the amounts due under the Secured Credit Agreement, if at all. The note receivable to Cellvera Global was deemed impaired and written down to zero at December 31, 2021.

We may engage in future acquisitions or strategic transactions, including the transaction with Cellvera Global, which may require us to seek additional financing or financial commitments, increase our expenses and/or present significant distractions to our management.

As described herein, we entered into a Share Exchange Agreement with Cellvera Global in December 2021. We also entered into a non-binding letter of intent to acquire a point-of care diagnostic technology development company in December 2021. We may need to acquire additional financing to fund our obligations under the Share Exchange Agreement, the letter of intent or to fund other potential acquisitions or strategic transactions (particularly, if the acquired entity is not cash flow positive or does not have significant cash on hand). Obtaining financing through the issuance or sale of additional equity and/or debt securities, if possible, may not be at favorable terms and may result in additional dilution to our current stockholders. Additionally, any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, an acquisition or strategic transaction may entail numerous operational and financial risks, including the risks outlined above and additionally:

●	exposure to unknown liabilities;

●	disruption of our business and diversion of our management’s time and attention in order to develop acquired products or technologies;

●	higher than expected acquisition and integration costs;

●	write-downs of assets or goodwill or impairment charges;

●	increased amortization expenses;

●	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;

●	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and

●	inability to retain key employees of any acquired businesses.

Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, and any transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We lease property consisting of office space located at 532 Broadhollow Road, Suite 118, Melville, NY 11747. The lease expires on December 31, 2024, subject to extension.

We lease property consisting of office and laboratory space located at 737 N. 5th Street Richmond, Virginia 23219. The lease expires on August 31, 2026, subject to extension.

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

Holders

As of March 29, 2022, there were approximately 136 record holders of our common stock and no holders of our preferred stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

On November 1, 2021 the Company issued 3,000 shares of common stock for services rendered.

On November 16, 2021 the Company issued 3,600 shares of common stock for services rendered.

On November 30, 2021 the Company issued 3,000 shares of common stock for services rendered.

On December 9, 2021 the Company issued 57,397 shares of common stock for services rendered.

On December 9, 2021 the Company issued 11,348 shares of common stock for services rendered.

On December 9, 2021 the Company issued 11,348 shares of common stock for services rendered.

On December 30, 2021 the Company issued 3,000 shares of common stock for services rendered.

The foregoing issuances were exempt from registration under Section 4(a)(2) of the Securities Act.

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

Use of Proceeds from Initial Public Offering

On July 2, 2020, we completed our initial public offering (“IPO”). In connection therewith, we issued 1,226,668 Units (the “IPO Units”), excluding the underwriters’ option to cover overallotments, at an offering price of $9.00 per IPO Unit, resulting in gross proceeds of approximately $11.0 million. The IPO Units issued in the IPO consisted of one share of common stock, one Series A warrant, and one Series B warrant. The Series A warrants originally had an exercise price of $9.00 and a term of 5 years. In addition, we issued a Unit Purchase Option at an exercise price of $11.25 per unit to the underwriters to purchase up to 67,466 units, with each unit consisting of (i) one share of common stock and (ii) one Series A Warrant. On August 19, 2020 we modified the exercise price of the Series A Warrants from $9.00 per share to $4.50 per share. The term of the Series A Warrants was not modified. The Series B warrants have an exercise price of $11.25 per share, a term of 5 years and contain a cashless exercise option upon certain criteria being met. As of December 31, 2020, substantially all of the Series B warrants issued in the IPO have been exercised pursuant to a cashless provision therein.

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

Item 6. [Reserved]

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

Recent Developments

Nasdaq Stock Market, LLC Notification:

On January 18, 2022, the Company was notified (the “Notification Letter”) by The Nasdaq Stock Market, LLC (“Nasdaq”) that it is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock between December 1, 2021 and January 14, 2022, the Company no longer met the minimum bid price requirement. The Notification Letter had no immediate effect on the listing or trading of the Company’s common stock on The Nasdaq Capital Market and, at the time, the common stock continued to trade on The Nasdaq Capital Market under the symbol “ADTX.”

The Notification Letter provided the Company has 180 calendar days, or until July 18, 2022, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance by July 18, 2022, an additional 180 days may be granted to regain compliance, so long as the Company meets The Nasdaq Capital Market continued listing requirements (except for the bid price requirement) and notifies Nasdaq in writing of its intention to cure the deficiency during the second compliance period. If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180-day period, then Nasdaq will notify the Company of its determination to delist the Company’s common stock, at which point the Company will have an opportunity to appeal the delisting determination to a Hearings Panel.

The Company intends to monitor the closing bid price of its common stock and will consider implementing available options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

RSU Grant:

On January 28, 2022, the Compensation Committee approved the grant of 482,700 RSUs to employees pursuant to the Company’s 2021 Equity Incentive Plan. Included in this grant were 480,000 RSUs granted to officers of the Company.

Forbearance Agreement:

On January 31, 2022, the Company’s $14.5 million loan (“Loan”) to Cellvera Global became fully due and payable under the Secured Credit Agreement. On February 14, 2022, the Company entered into a Forbearance Agreement and Seventh Amendment to Secured Credit Agreement (the “Forbearance Agreement”) with AiPharma Global Holdings LLC, a Delaware limited liability company, which intends to change its name to Cellvera Global Holdings LLC (“Cellvera Global”), Cellvera Holdings Ltd., a company formed under the laws of the British Virgin Islands f/k/a AiPharma Holdings Limited (“Cellvera Holdings”), Cellvera Asia Limited, a company formed under the laws of Hong Kong f/k/a AiPharma Asia Limited (“Cellvera Asia” and together with Cellvera Global and Cellvera Holdings, the “Borrower”). As of January 31, 2022, the Company’s $14.5 million loan (the “Loan”) to Borrower became fully due and payable under that certain Secured Credit Agreement dated as of August 27, 2021, as amended to date (the “Credit Agreement”).

Pursuant to the Forbearance Agreement, the Company agreed to forbear from exercising its rights and remedies against the Borrower and certain affiliated guarantor parties until the earlier of (i) June 30, 2022 or (ii) the date of occurrence of any event of default under the Forbearance Agreement (the “Forbearance Period”). Given that the parties continue to conduct due diligence in connection with that certain Share Exchange Agreement dated as of December 28, 2021 by and between the Company and AiPharma Group Ltd. (see note 4), the Company and the Borrower also agreed that should the initial closing occur under the Share Exchange Agreement, the existing event of default will be waived. Under the Forbearance Agreement, the Company and the Borrower also agreed to certain amendments to the Credit Agreement, including, but not limited to: (i) the delivery by the Borrower of certain financial statements and forecasts, and (ii) certain regularly scheduled payments to be made by Borrower to the Company during the Forbearance Period.

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

We are developing ADI™ products for organ transplantation including skin grafting, autoimmune diseases, and allergies, with the initial focus on skin allografts and psoriasis, as we believe these indications will be most efficient in providing safety and efficacy data in clinical trials. To submit a Biologics License Application (“BLA”) for a biopharmaceutical product, clinical safety and efficacy must be demonstrated in a series of clinical studies conducted with human subjects. For products in our class of drugs, the first-in-human trials will be a combination of Phase I (safety/tolerability) and Phase II (efficacy) in affected subjects. To obtain approval to initiate the Phase I/IIa studies, an Investigational New Drug Application will be submitted to compiling non-clinical efficacy data as well as manufacturing and pre-clinical or clinical trial toxicology data. To date, we have conducted non-clinical studies in a stringent model of skin transplantation using genetically mismatched donor and recipient animals demonstrating a 3-fold increase in the survival of the skin graft in animals that were tolerized with ADI™ compared to animals that receive immune suppression alone. Prolongation of graft life was observed despite discontinuation of immune suppression after the first 5 weeks. Additionally, in an induced non-clinical model for psoriasis, ADI™ treatment resulted in a 69% reduction in skin thickness and a 38% decrease in skin flaking (two clinical parameters for assessment of psoriasis skin lesions). The Phase I/IIa studies in psoriasis will evaluate the safety/tolerability of ADI™ in patients diagnosed with psoriasis. Since the drug will be administered in subjects diagnosed with psoriasis, effectiveness of the drug to improve psoriatic lesions will also be evaluated. In another Phase I/IIa study, patients requiring skin allografts will receive weekly intra-dermal injections of ADI™ in combination with standard immune suppression to assess safety/tolerability and possibility of reducing levels of immunosuppressive drugs as well as prolongation of graft life. Later phase trials are planned after successful completion of these studies in preparation for submission for a BLA to regulatory agencies.

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

We plan to utilize AditxtScore™ in our upcoming clinical trials to monitor subjects’ immune response before, during and after ADI™ drug administration. We are also evaluating plans to obtain FDA approval for AditxtScore™’s use as a clinical assay and seeking to secure manufacturing, marketing and distribution partnerships for application in the Infectious Diseases market, by end of 2020. To obtain FDA approval to use AditxtScore™ as a clinical assay, we plan to conduct validation studies comparing AditxtScore™ to other immunological tests to demonstrate reproducibility of data and to demonstrate the sensitivity of the assays for use in different indications (e.g., detection of antigens present in infectious agents or antibodies against infectious agents). We believe that these data will show AditxtScore™’s ability to multiplex in two ways using a single assay: (i) evaluating the immune response to multiple antigens (from different infectious agents) and (ii) measuring quantities of multiple cytokines. Furthermore, we believe that the additional validation studies will demonstrate AditxtScore™’s ability to measure the presence of several antibody isotypes against several antigens in a single reaction. Our plan is to submit a 510(K) application to the FDA after successful completion of these studies. We have engaged consultants for our communications and submissions to the FDA. Beyond 2021, we plan to develop AditxtScore™ for applications in additional markets such as Organ Rejection, Allergies, Drug/Vaccine Response, and Disease Susceptibility.

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

The LLU License Agreement shall terminate on the last day that a patent granted to us by LLU is valid and enforceable or the day that the last patent application licensed to us is abandoned. The LLU License Agreement may be terminated by mutual agreement or by us upon 90 days written notice to LLU. LLU may terminate the LLU License Agreement in the event of (i) non-payments or late payments of royalty, milestone and license maintenance fees not cured within 90 days after delivery of written notice by LLU, (ii) a breach of any non-payment provision (including the provision that requires us to meet certain deadlines for milestone events (each, a “Milestone Deadline”)) not cured within 90 days after delivery of written notice by LLU and (iii) LLU delivers notice to us of three or more actual breaches of the LLU License Agreement by us in any 12-month period. Additional Milestone Deadlines include: (i) the requirement to have submission of an IND/clinical trial application to initiate first-in-human clinical trials on or before March 31, 2022, (ii) the completion of first-in-human (phase I/II) clinical trials by March 31, 2024, (iii) the completion of Phase III clinical trials by March 31, 2026 and (iv) biologic licensing approval by the FDA by March 31, 2027.

License Agreement with Leland Stanford Junior University (“Stanford”)

On February 3, 2020, we entered into an exclusive license agreement (the “February 2020 License Agreement”) with Stanford with regard to a patent concerning a method for detection and measurement of specific cellular responses. Pursuant to the February 2020 License Agreement, other than as described below, we received an exclusive worldwide license to Stanford’s patent with regard to use, import, offer, and sale of Licensed Products (as defined in the agreement). The license to the patented technology is exclusive, including the right to sublicense, beginning on the effective date of the agreement and ending when the patent expires. Under the exclusivity agreement, we acknowledged that Stanford had already granted a non-exclusive license in the Nonexclusive Field of Use, under the Licensed Patents in the Licensed Field of Use in the Licensed Territory (as those terms are defined in the February 2020 License Agreement”). However, Stanford agreed to not grant further licenses under the Licensed Patents in the Licensed Field of Use in the Licensed Territory. On December 29, 2021, we entered into an amendment to the February 2020 License Agreement which extended our exclusive right to license the technology deployed in AditxtScoreTM and securing worldwide exclusivity in all fields of use of the licensed technology.

We were obligated to pay and paid a fee of $25,000 to Stanford within 60 days of February 3, 2020. We also issued 18,750 shares of the Company’s common stock to Stanford. An annual licensing maintenance fee is payable by us on the first anniversary of the February 2020 License Agreement in the amount of $40,000 for 2021 through 2024 and $60,000 starting in 2025 until the license expires upon the expiration of the patent. The Company is required to pay and has paid $25,000 for the issuances of certain patents. The Company will pay milestone fees of $50,000 on the first commercial sales of a licensed product and $25,000 at the beginning of any clinical study for regulatory clearance of an in vitro diagnostic product developed and a potential licensed product. We are also required to: (i) provide a listing of the management team or a schedule for the recruitment of key management positions by March 31, 2020 (which has been completed), (ii) provide a business plan covering projected product development, markets and sales forecasts, manufacturing and operations, and financial forecasts until at least $10,000,000 in revenue by June 30, 2020 (which has been completed), (iii) conduct validation studies by September 30, 2020 (which has been completed), (iv) hold a pre-submission meeting with the FDA by September 30, 2020 (which has been completed), (v) submit a 510(k) application to the FDA, Emergency Use Authorization (“EUA”), or a Laboratory Developed Test (“LDT”) by March 31, 2021 (which has been completed), (vi) develop a prototype assay for human profiling by December 31, 2021 (which has been completed), (vii) execute at least one partnership for use of the technology for transplant, autoimmunity, or infectious disease purposes by March 31, 2022and (viii) will provide further development and commercialization milestones for specific fields of use in writing by December 31, 2022.

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

On December 29, 2020, the Company entered into an amendment to the February 2020 License Agreement extending the Company’s exclusive right to license the technology deployed in AditxtScoreTM and securing worldwide exclusivity in all fields of use of the licensed technology.

Our Team

We have assembled a team of experts from a variety of scientific fields and commercial backgrounds, with many years of collective experience that ranges from founding startup biotech companies, to developing and marketing biopharmaceutical products, to designing clinical trials, and to management of private and public companies.

Going Concern

We were incorporated on September 28, 2017 and have not generated significant revenues to date. During the year ended December 31, 2021 we had a net loss of $46,371,364 and cash of $7,872,061. The Company will require significant additional capital to operate in the normal course of business and fund clinical studies in the long-term. As a result of the January 2021 Securities Purchase Agreement, the August 2021 Offering, the October 2021 Offering, and the December 2021 Offering we received net proceeds of approximately $35,000,000 during the last twelve months. We believe that the funds raised will not be sufficient to fund our operations for the next 12 months and such creates substantial doubt about our ability to continue as a going concern beyond one year.

Financial Results

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Our financial statements as of December 31, 2021, show a net loss of $46,371,364. We expect to incur additional net expenses over the next several years as we continue to maintain and expand our existing operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

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

On August 31, 2021, the Company completed a registered direct offering (“August 2021 Offering”). In connection therewith, the Company issued 4,583,334 shares of common stock, at a purchase price of $2.40 per share, resulting in gross proceeds of approximately $11.0 million. In a concurrent private placement, the Company issued warrants to purchase up to 4,583,334 shares. The warrants have an exercise price of $2.53 per share and are exercisable for a five-year period commencing six months from the date of issuance. The warrants exercise price was subsequently repriced to $1.50. In addition, the Company issued a warrant to the placement agent to purchase up to 229,166 shares of common stock at an exercise price of $3.00 per share.

On October 18, 2021, the Company entered into an underwriting agreement with Revere Securities LLC, relating to the public offering (the “October Offering”) of 2,833,333 shares of the Company’s common stock (the “Shares”) by the Company. The Shares were offered, issued, and sold at a price to the public of $1.50 per share under a prospectus supplement and accompanying prospectus filed with the SEC pursuant to an effective shelf registration statement filed with the SEC on Form S-3 (File No. 333-257645), which was declared effective by the SEC on July 13, 2021. The October Offering closed on October 20, 2021 for gross proceeds of $4.25 million. The Company utilized a portion of the proceeds, net of underwriting discounts of approximately $3.91 million from the October Offering to fund certain obligations under the Credit Agreement.

On December 1, 2021, the Company entered into an underwriting agreement with Dawson James Securities, Inc., as representative of the several underwriters identified therein, relating to the public offering by the Company of 16,575,000 units (the “Units”), with each unit comprised of one share of the Company’s common stock (the “Shares”) and one Series C warrant to purchase one Share at an exercise price of $1.15 per share (the “Series C Warrants”).

On December 6, 2021, the Company completed the offering for net proceeds of $16.0 million. As part of this offering, we issued 8,246,430 units consisting of shares of the Company’s common stock and one warrant to purchase one share of the Company’s common stock and 8,328,570 prefunded warrants. The warrant issued as part of the units had an exercise price of $1.15 and the prefunded warrants had an exercise price of $0.001.

Results of Operations

Results of operations for the year ended December 31, 2021

During the year ended December 31, 2021, we incurred a loss from operations of $41,961,983. This is due to general and administrative expenses of $22,084,389, which includes $3,927,551 in stock-based compensation, research and development of $5,042,617, which includes $713,130 in stock-based compensation, sales and marketing expenses of $334,977, and impairment on note receivable of $14,500,000. The $5,042,617 in research and development is comprised of $76,455 in licensing fees, $1,960,196 in product development, $2,039,533 in compensation, and $966,433 in other research and development expense.

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

The increase in expenses during the year ended December 31, 2021 compared to the year ended December 31, 2020 was due to the Company continuing to execute its business plan and incur costs of being a public company.

Liquidity and Capital Resources

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2021, we had an accumulated deficit of $67,352,809. We had working capital of $5,809,544 as of December 31, 2021. During the year ended December 31, 2021, we purchased $1,837,615 in fixed assets, for which we made cash payments of $1,015,752 and financed $821,863. These fixed assets were purchased to continue the buildout of our operations. Purchases of fixed assets consisted of, $1,489,594 for lab equipment, $257,910 for computers, $80,350 for office furniture, and $9,761 for other fixed assets. We made loans of $15,000,000 during 2021 related to potential acquisition targets; of which $14,500,000 is believed to be impaired.

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

On August 31, 2021, we completed a registered direct offering and raised approximately $10.1 million in net proceeds.

On October 20, 2021, we completed an offering for net proceeds of $3.8 million. As part of this offering, we issued 2,833,333 shares of the Company’s common stock

On December 6, 2021, we completed an offering for net proceeds of $16.0 million. As part of this offering, we issued 8,246,430 units consisting of shares of the Company’s common stock and warrant to purchase shares of the Company’s common stock and 8,328,570 prefunded warrants. The warrant issued as part of the units had an exercise price of $1.15 and the prefunded warrants had an exercise price of $0.001.

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

The source, timing, and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our clinical development program. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us to, among other things, delay, scale back or eliminate expenses including some or all our planned development, including our clinical trials. As we may need to raise funds in the future, we do not believe the current cash reserves are sufficient to fund our operations for the foreseeable future. Because of these factors, we believe that this creates doubt about our ability to continue as a going concern.

Contractual Obligations

The following table shows our contractual obligations as of December 31, 2021:

	Payment Due by Year
	Total	2022	2023	2024	2025	2026
Lease	$4,563,814	$1,187,956	$1,149,247	$1,034,084	$708,804	$483,723

Financed asset	849,733	738,221	111,512	-	-	-

Total contractual obligations	$5,413,547	$1,926,177	$1,260,759	$1,034,084	$708,804	$483,723

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

N/A.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our definitive proxy statement related to the 2022 Annual Meeting of Stockholders, or the Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

(3)	Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Exchange Agreement, dated as of December 28, 2021 by and between AiPharma Group Ltd. and Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 28, 2021)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
3.2	Certificate of Amendment, dated June 29, 2020 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2020)
3.3	Amended and Restated Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
3.4	Certificate of Designation Series A Preferred Stock (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-248491)
3.5	Certificate of Amendment, filed with the Secretary of State of the State of Delaware on May 24, 2021 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 25, 2021)
3.6	Certificate of Amendment, dated July 6, 2021 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 8, 2021)
4.1	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 25, 2021)
4.2	Form the Company’s common stock certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
4.3	Form of Series A-1 Warrant Agent Agreement (including the terms of the Series A-1 Warrant) (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-248491)
4.4	Form of Series B-1 Warrant Agent Agreement (including the terms of the Series B-1 Warrant) (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-248491)
4.5	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
10.1	Form of Promissory Note issued to Sekris Biomedical, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.2	Warrant, dated March 8, 2018, issued to Sekris Biomedical, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.3	Form of Private Placement Subscription Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.4	Patent Licensing Agreement, dated February 3, 2020 (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.5	Patent and Technology License Agreement, dated March 15, 2018 between Loma Linda University and Aditx Therapeutics, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.6	Amendment Agreement to the Patent and Technology License Agreement, dated July 1, 2020 by and between Loma Linda University and Aditx Therapeutics, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2020)
10.7	2017 Equity Incentive Plan and forms of award agreements thereunder (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.8	Consulting Agreement, dated March 1, 2018 between Aditx Therapeutics, Inc. and Canyon Ridge Development LLC d/b/a Mission Critical Solutions International (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.9	Form of July 2018 Securities Purchase Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.10	Form of July 2018 Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.11	Form of April 2018 Promissory Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.12	Form of March 2019 Promissory Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.13	Form of October 2019 Securities Purchase Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.14	Form of October 2019 Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)

10.15	Form of January 2020 Note Purchase Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.16	Form of January 2020 Private Placement Promissory Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.17	Consulting Agreement by and between the Company and Salveo Diagnostics, Inc., dated November 18, 2020 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 23, 2020)
10.18	Form of Senior Secured Convertible Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)
10.19	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)
10.20	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)
10.21	Form of Registration Rights Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)
10.22	Employment Agreement, dated as of February 24, 2021, by and between the Company and Amro Albanna (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 26, 2021)
10.23	2021 Omnibus Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 26, 2021)
10.24	Lease Agreement, dated as of May 4, 2021, by and between LS Biotech Eight, LLC as Landlord, and Aditxt Therapeutics, Inc., as Tenant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 10, 2021)
10.25	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
10.26	Placement Agency Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
10.27	Form of Placement Agent Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
10.28	Waiver and Defeasance Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
10.29	Secured Credit Agreement, dated as of August 27, 2021, by and among AiPharma, AiPharma Holdings Limited, AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.30	Security Agreement, dated as of August 27, 2021 by and between AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.31	Security Agreement, dated as of August 27, 2021 by and between AiPharma Limited and the Company (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.32	Security Agreement – AiPharma Limited and Aditxt (BVI Law) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.33	Floating Charge (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.34	Transaction Agreement, dated as of October 4, 2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.35	First Amendment to Secured Credit Agreement with AiPharma Global Holdings LLC dated October 18, 2021 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.36	Second Amendment to Secured Credit Agreement with AiPharma Global Holdings LLC dated October 27, 2021
10.37	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Amro Albanna, Chief Executive Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)

10.38	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Corinne Pankovcin, President and Secretary (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.39	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Thomas Farley, Chief Financial Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.40	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Shahrokh Shabahang, Chief Innovation Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.41	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Rowena Albanna, Chief Operating Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.42	Form of Warrant Reduction and Release Agreement dated as of November 24, 2021
10.43	First Amendment to Transaction Agreement dated November 30, 2021, by and between the Company and AiPharma Global Holdings LLC
10.44	Third Amendment to Secured Credit Agreement dated November 30, 2021, by and among AiPharma, AiPharma Holdings Limited, AiPharma Asia Limited and the Company
10.45	Second Amendment to Transaction Agreement dated December 7, 2021, by and between the Company and AiPharma Global Holdings LLC
10.46	Secured Credit Agreement, dated as of December 8, 2021, by and among the Company and the Target Company
10.47	Third Amendment to Transaction Agreement dated December 17, 2021, by and between the Company and AiPharma Global Holdings LLC
10.48	Fifth Amendment to Secured Credit Agreement dated December 22, 2021, by and among AiPharma, AiPharma Holdings Limited, AiPharma Asia Limited and the Company
10.49	Sixth Amendment to Secured Credit Agreement dated December 28, 2021, by and among AiPharma, AiPharma Holdings Limited, AiPharma Asia Limited and the Company
10.50	Employment Agreement between Aditxt, Inc. and Matthew Shatzkes, Chief Legal Officer and General Counsel
10.51	Forbearance Agreement and Seventh Amendment to Secured Credit Agreement dated as of February 14, 2022 by and among the Company, Cellvera Global Holdings LLC, Cellvera Holdings Ltd., Cellvera Asia Limited
10.52	Fourth Amendment to Transaction Agreement dated December 22,2021, by and between the Company and AiPharma Global Holdings LLC
23.1	Consent of dbbmckennon, independent registered public accounting firm
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive, Financial, and Accounting Officers under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 31st day of March 2022.

Aditxt, Inc.

By:	/s/ Amro Albanna
	Name:	Amro Albanna
	Title:	Chief Executive Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amro Albanna	Chief Executive Officer	March 31, 2022
Amro Albanna	(Principal Executive Officer)

/s/ Corinne Pankovcin	President	March 31, 2022
Corinne Pankovcin

/s/ Thomas J. Farley	Chief Financial Officer	March 31, 2022
Thomas J. Farley	(Principal Financial and Accounting Officer)

/s/ Brian Brady	Director	March 31, 2022
Brian Brady

/s/ Namvar Kiaie	Director	March 31, 2022
Namvar Kiaie

/s/ Jeffrey W. Runge, M.D.	Director	March 31, 2022
Jeffrey W. Runge, M.D.

/s/ Shahrokh Shabahang	Chief Innovation Officer and Director	March 31, 2022
Shahrokh Shabahang

ADITXT, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Aditxt, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aditxt, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows, for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s net losses, negative cash flow from operations, and ability to access capital raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Newport Beach, California

March 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ADITXT, INC.

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash	$7,872,061	$10,500,826
Accounts receivable	89,844	-
Prepaid expenses	460,102	147,642
ROU asset - short term	-	384,685
Note receivable	500,000	-
Inventory	494,697	-
TOTAL CURRENT ASSETS	9,416,704	11,033,153

Fixed assets, net	2,267,297	798,919
Intangible assets, net	214,000	321,000
ROU asset - long term	4,097,117	871,136
Deposits	379,250	72,296
Other assets	289,539	-
TOTAL ASSETS	$16,663,907	$13,096,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,575,543	$241,613
Financing on fixed assets – current	700,433	587,588
Deferred rent	186,058	6,536
Lease liability - current	1,145,126	391,221
TOTAL CURRENT LIABILITIES	3,607,160	1,226,958

Financing on fixed assets - long term	110,041	-
Lease liability - long term	2,765,933	858,064

TOTAL LIABILITIES	6,483,134	2,085,022

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 3,000,000 shares authorized, zero shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 44,530,486 and 13,074,495 shares issued and 44,429,683 and 12,973,692 shares outstanding, respectively	44,534	13,078
Treasury stock, 100,803 and 100,803 shares, respectively	(201,605)	(201,605)
Additional paid-in capital	77,690,653	32,079,187
Accumulated deficit	(67,352,809)	(20,879,178)
TOTAL STOCKHOLDERS’ EQUITY	10,180,773	11,011,482

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,663,907	$13,096,504

See accompanying notes to the financial statements.

ADITXT, INC.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
REVENUE
Sales	$105,034	$-
Cost of goods sold	77,979	-
Gross Profit	27,055	-

OPERATING EXPENSES
General and administrative expenses, including $3,927,551 and $3,188,840, in stock-based compensation, respectively	22,084,389	7,852,256
Research and development expenses, including $713,130, and $0 in stock-based compensation, respectively	5,042,617	937,966
Sales and marketing expenses, including $0, and $0 in stock-based compensation, respectively	334,977	81,987
Impairment on note receivable	14,500,000	-
Total operating expenses	41,961,983	8,872,209

NET LOSS FROM OPERATIONS	(41,934,928)	(8,872,209)

OTHER INCOME (EXPENSE)
Interest expense	(93,209)	(10,081)
Interest income	3,101	563
Gain on forgiveness of debt	-	32,500
Loss on extinguishment of debt	(2,500,970)	-
Amortization of debt discount	(1,845,358)	(300,000)
Total other income (expense)	(4,436,436)	(277,018)

Net loss before income taxes	(46,371,364)	(9,149,227)
Income tax provision	-	-

NET LOSS	$(46,371,364)	$(9,149,227)

Net loss per share - basic and diluted	$(2.43)	$(1.33)

Weighted average number of shares outstanding during the period - basic and diluted	19,090,533	6,902,696

See accompanying notes to the financial statements.

ADITXT, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2021 AND 2020

	Preferred Shares Outstanding	Preferred Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance December 31, 2020	-	$-	12,973,692	$13,078	$(201,605)	$32,079,187	$(20,879,178)	$11,011,482

Stock option and warrant compensation	-	-	-	-	-	1,016,962	-	1,016,962

Exercise of warrants	-	-	9,492,126	9,493	-	3,717,792	-	3,727,285

Restricted stock unit compensation	-	-	-	-	-	1,843,902	-	1,843,902

Issuance of shares for services	-	-	206,627	207	-	335,910	-	336,117

Issuance of shares for employee compensation	-	-	465,000	465	-	1,443,235	-	1,443,700

Issuance of shares for vested restricted stock units	-	-	826,644	826	-	(826)	-	-

Issuance of shares for the conversion of debt	-	-	4,802,497	4,803	-	5,745,119	-	5,749,922

Fair value of warrants issued with convertible note payable	-	-	-	-	-	1,322,840	-	1,322,840

Issuance of shares and warrants for offering, net of issuance costs	-	-	12,829,764	12,829	-	26,110,782	-	26,123,611

Issuance of shares for offerings, net of issuance costs	-	-	2,833,333	2,833	-	3,742,167	-	3,745,000

Warrant consideration for convertible debt offering costs	-	-	-	-	-	231,316	-	231,316

Reduction in exercise price of warrants	-	-	-	-	-	102,267	(102,267)	-

Net loss	-	-	-	-	-	-	(46,371,364)	(46,371,364)

Balance December 31, 2021	-	$-	44,429,683	$44,534	$(201,605)	$77,690,653	$(67,352,809)	$10,180,773

See accompanying notes to the financial statements.

	Preferred Shares Outstanding	Preferred Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance December 31, 2019	-	$-	3,821,087	$3,916	$(189,625)	$9,063,483	$(11,729,951)	$(2,852,177)

Treasury stock	-	-	(5,990)	-	(11,980)	-	-	(11,980)

Rounding adjustment from stock split	-	-	(10)	(1)	-	-	-	(1)

Exercise of warrants	-	-	4,297,703	4,300	-	206,244	-	210,544

Issuance of shares for intangible assets	-	-	150,000	150	-	320,850	-	321,000

Stock option and warrant compensation	-	-	-	-	-	711,406	-	711,406

Issuance of shares for services	-	-	874,916	876	-	2,476,558	-	2,477,434

Issuance of shares for the settlement of accrued compensation and accounts payable	-	-	146,818	147	-	1,221,878	-	1,222,025

Issuance of shares and warrants for IPO, net of issuance costs	-	-	1,226,668	1,227	-	9,429,455	-	9,430,682

Issuance of shares and warrants for offering, net of issuance costs	1,250,000	1,250	1,150,000	1,150	-	8,524,376	-	8,526,776

Issuance of shares for the settlement of debt	-	-	62,500	63	-	124,937	-	125,000

Exercise conversion of preferred shares	(1,250,000)	(1,250)	1,250,000	1,250	-	-	-	-

Net loss	-	-	-	-	-	-	(9,149,227)	(9,149,227)

Balance December 31, 2020	-	$-	12,973,692	$13,078	$(201,605)	$32,079,187	$(20,879,178)	$11,011,482

See accompanying notes to the financial statements.

ADITXT, INC.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,371,364)	$(9,149,227)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	4,640,681	3,188,840
Depreciation expense	369,236	17,773
Amortization of intangible assets	107,000	-
Amortization of debt discount	1,845,358	300,000
Loss on extinguishment of debt	2,500,970	-
Impairment on note receivable	14,500,000
Changes in operating assets and liabilities:
Prepaid expenses	(312,460)	(147,642)
Deposits	(306,954)	(72,296)
Accounts payable and accrued expenses	1,333,930	(1,483,180)
Accrued compensation to related parties	-	124,728
Accounts receivable	(89,844)	-
Inventory	(494,697)	-
Net cash used in operating activities	(22,278,144)	(7,221,004)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,015,752)	(170,629)
TI allowance receivable	(287,018)	-
Notes receivable and accrued interest	(15,002,521)	-
Net cash used in investing activities	(16,305,291)	(170,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable	5,000,000	375,000
Discount on convertible note payable from offering costs	(526,460)	-
Repayments of note payable - related party	-	(45,000)
Repayments of note payable	(315,790)	(670,600)
Common stock and warrants issued for cash, net of issuance costs	29,868,611	18,500,039
Offering costs	-	(423,139)
Proceeds from exercise of warrants	3,727,285	210,544
Payments on financing on fixed asset	(598,976)	(58,475)
Cash paid on extinguishment of note payable	(1,200,000)	-
Net cash provided by financing activities	35,954,670	17,888,369

NET (DECREASE) INCREASE IN CASH	(2,628,765)	10,496,736

CASH AT BEGINNING OF PERIOD	10,500,826	4,090

CASH AT END OF PERIOD	$7,872,061	$10,500,826

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$15,789	$5,842

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liabilities assumed for common stock	$-	$11,980
Issuance of shares for the conversion of notes payable	$5,749,922	$125,000
Lease liability recognized from right of use asset	$3,131,388	$646,063-
Issuance of shares for the settlement of accounts payable	$-	$1,222,025
Original offering discount on note payable	$1,000,000	$300,000
Debt Discount from warrants issued with convertible note payable	$1,322,840	$-
Debt Discount from warrant consideration for convertible debt offering costs	$231,316	$-
Liability recognized for financed assets	$821,862	$1,191,985
Reduction in exercise price of warrants	$102,267	$-
Shares issued for intangible assets	$-	$321,000
Conversion of preferred shares	$-	$1,250

See accompanying notes to the financial statements.

ADITXT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Company Background

Overview

Aditxt, Inc. (“Aditxt” or the “Company”), formerly known as Aditx Therapeutics, Inc., was incorporated in the State of Delaware on September 28, 2017 and the Company’s headquarters are located in Richmond, VA. The Company is a biotech innovation company with a mission of prolonging life and enhancing its quality by improving the health of the immune system.

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

Offerings

On July 2, 2020, the Company completed its initial public offering (“IPO”). In connection therewith, the Company issued 1,226,668 Units (the “IPO Units”), at an offering price of $9.00 per IPO Unit, resulting in gross proceeds of approximately $11.0 million. The IPO Units issued in the IPO consisted of one share of common stock, one Series A warrant, and one Series B warrant. The Series A warrants originally had an exercise price of $9.00 and a term of 5 years. In addition, the Company issued a Unit Purchase Option at an exercise price of $11.25 per unit to the underwriters to purchase up to 67,466 units, with each unit consisting of (i) one share of common stock and (ii) one Series A warrant. On August 19, 2020, the Company modified the exercise price of the Series A warrants from $9.00 per share to $4.50 per share. The term of the Series A warrants was not modified. The Series B warrants have an exercise price of $11.25 per share, a term of 5 years and contain a cashless exercise option upon certain criteria being met.

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

On August 31, 2021, the Company completed a registered direct offering (“August 2021 Offering”). In connection therewith, the Company issued 4,583,334 shares of common stock, at a purchase price of $2.40 per share, resulting in gross proceeds of approximately $11.0 million. In a concurrent private placement, the Company issued warrants to purchase up to 4,583,334 shares. The warrants have an exercise price of $2.53 per share and are exercisable for a five-year period commencing six months from the date of issuance. The warrants exercise price was subsequently repriced to $1.50. In addition, the Company issued a warrant to the placement agent to purchase up to 229,166 shares of common stock at an exercise price of $3.00 per share.

On October 18, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Revere Securities LLC, relating to the public offering (the “October 2021 Offering”) of 2,833,333 shares of the Company’s common stock (the “Shares”) by the Company. The Shares were offered, issued, and sold at a price to the public of $1.50 per share under a prospectus supplement and accompanying prospectus filed with the SEC pursuant to an effective shelf registration statement filed with the SEC on Form S-3 (File No. 333-257645), which was declared effective by the SEC on July 13, 2021. The October Offering closed on October 20, 2021 for gross proceeds of $4.25 million. The Company utilized a portion of the proceeds, net of underwriting discounts of approximately $3.91 million from the October Offering to fund certain obligations under the Credit Agreement. (See Note 4)

On December 6, 2021, we completed an offering for net proceeds of $16.0 million. As part of this offering, we issued 8,246,430 units consisting of shares of the Company’s common stock and warrant to purchase shares of the Company’s common stock and 8,328,570 prefunded warrants. The warrant issued as part of the units had an exercise price of $1.15 and the prefunded warrants had an exercise price of $0.001.

Risks and Uncertainties

The Company has a limited operating history and is in the very early stages of generating revenue from intended operations. The Company’s business and operations are sensitive to general business and economic conditions in the U.S. and worldwide along with local, state, and federal governmental policy decisions. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse conditions may include: changes in the biotechnology regulatory environment, technological advances that render our technologies obsolete, availability of resources for clinical trials, acceptance of technologies into the medical community, and competition from larger, more well-funded companies. These adverse conditions could affect the Company’s financial condition and the results of its operations.

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

NOTE 2 – GOING CONCERN ANALYSIS

Management Plans

The Company was incorporated on September 28, 2017 and has not generated significant revenues to date. During the year ended December 31, 2021, the Company had a net loss of $46,371,364 and negative cash flow from operating activities of $22,278,144. During the year ended December 31, 2021, the Company raised approximately $35.0 million dollars through debt and equity transactions. As of December 31, 2021 the Company’s cash balance was $7,872,061. The Company has $67.3 remaining availability to raise future funds pursuant to an effective shelf registration statement filed with the SEC on Form S-3 declared effective on July 13, 2021. However, factors such as stock price, volatility, trading volume, market conditions, demand and regulatory requirements may adversely affect the Company’s ability to raise capital in an efficient manner.

Because of these factors, the Company believes that this creates substantial doubt with the Company’s ability to continue as a going concern.

The financial statements included in this report do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein. The Company’s ability to continue as a going concern is dependent upon the ability to complete clinical studies and implement the business plan, generate sufficient revenues and to control operating expenses. In addition, the Company is consistently focused on raising capital, strategic acquisitions and alliances, and other initiatives to strengthen the Company.

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

Inventory

Inventory consists of laboratory materials and supplies used in laboratory analysis. We capitalize inventory when purchased. Inventory is valued at the lower of cost or net realizable value on a first-in, first-out basis. We periodically perform obsolescence assessments and write off any inventory that is no longer usable.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of December 31, 2021 and 2020, there was no allowance for doubtful accounts deemed necessary.

Revenue Recognition

In accordance with ASC 606 (Revenue From Contracts with Customers), revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

1)	Identify the contract with a customer

2)	Identify the performance obligations in the contract

3)	Determine the transaction price

4)	Allocate the transaction price to performance obligations in the contract

5)	Recognize revenue when or as the Company satisfies a performance obligation

Revenues reported from services provided by the AditxtScore™ division are recognized when the AditxtScore™ report is delivered. The services performed include the analysis of specimens received in Aditxt’s CLIA laboratory and the generation of results which are then delivered upon completion.

Fees per test in the client payer channel are determined based on contractual arrangements with our customers. Generally, client revenues are recorded based on the number of AditxtScore™ reports delivered at the contractual rate per test

Offering Costs

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

Leases

Under Topic 842 (Leases), operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases consisting of office space, laboratory space, and lab equipment.

Leases with an initial term of twelve months or less are not recorded on the balance sheet. We combine the lease and non-lease components in determining the lease liabilities and right of use (“ROU”) assets.

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. Stock-based compensation is recognized as expense over the employee’s requisite vesting period and over the nonemployee’s period of providing goods or services.

Patents

The Company incurs fees from patent licenses, which are expensed as incurred. During the years ended December 31, 2021 and December 31, 2020, the Company incurred patent licensing fees for the patents of $76,455 and $258,635, respectively.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance. During the years ended December 31, 2021 and December 31, 2020, the Company incurred research and development costs of $5,042,617 and $937,966, respectively.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of December 31, 2021, 2,235,466 stock options, 778,250 restricted stock units, and 30,069,964 warrants were excluded from dilutive earnings per share as their effects were anti-dilutive. As of December 31, 2020, 2,143,000 stock options and 5,799,146 warrants were excluded from dilutive earnings per share as their effects were anti-dilutive.

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

NOTE 4 – NOTE RECEIVABLE

Cellvera Global Note Receivable

On August 25, 2021, the Company entered into a letter of intent (“the LOI”) to acquire AiPharma Global Holdings LLC, a Delaware limited liability company, which changed its name to Cellvera Global Holdings LLC (“Cellvera Global”) which is commercializing COVID-19 antiviral oral therapy. Key terms of the proposed transaction as stated in the Letter of Intent included: the completion of a proposed $6.5 million secured loan from the Company to Cellvera Global by August 31, 2021, as well as the issuance of such number of shares of the Company’s common stock that yields 50% of the number of the Company’s outstanding shares post-closing of the transaction. The acquisition is subject to the satisfaction of numerous conditions, including satisfactory due diligence, the negotiation and execution of definitive agreements and other closing conditions, including board and shareholder approval and approval by Nasdaq of the listing of shares proposed to be issued in the transaction. The Company and Cellvera Global agreed to an exclusivity period until September 30, 2021 (the “Exclusivity Period”), with a view to settling the definitive agreement. On September 30, 2021, the parties entered into a letter agreement pursuant to which they agreed to extend the Exclusivity Period until October 4, 2021.

On December 28, 2021, we entered into a Share Exchange Agreement with Cellvera Global f/k/a AiPharma Global, pursuant to which we (i) will acquire 9.5% of the issued and outstanding equity interests in Cellvera Global in exchange for the issuance of 4,816,193 shares of our common stock of Aditxt and a cash payment of $250,000, at an initial closing upon the satisfaction or waiver of certain conditions to closing; and (ii) acquire the remaining 90.5% of the issued and outstanding equity interests in Cellvera Global in exchange for the issuance of 39,927,974 shares of our common stock and a cash payment of $250,000 at a secondary closing upon the satisfaction or waiver of certain conditions to closing. Additionally, we may elect to raise additional capital due to market conditions or strategic considerations.

In connection with the contemplated acquisition with Cellvera Global, the Company entered into a secured credit agreement dated August 27, 2021 (the “Credit Agreement”) with Cellvera Global and certain affiliated entities, pursuant to which the Company made a secured loan to Cellvera Global in the principal amount of $6.5 million (the “Loan”). The Loan was funded on August 31, 2021, following the closing of the Company’s August 2021 Offering. The Loan bears interest at a rate of 8% per annum and matured on November 30, 2021 or upon such earlier date as the Letter of Intent or Exclusivity Period is terminated in accordance with the terms thereof. The Loan is secured by certain accounts receivable and other assets of Cellvera Global and certain of its affiliates. The Credit Agreement also contains certain covenants that prohibit Cellvera Global from incurring additional indebtedness, incurring liens or making any dispositions of its property.

On October 18, 2021, the Company entered into the first amendment to the Credit Agreement with Cellvera Global and certain affiliated entities (the “Credit Agreement Amendment”), pursuant to which the Company agreed to increase the amount which Cellvera Global was permitted to borrow under the Credit Agreement by $8.5 million to an aggregate of $15.0 million, of which $6.5 million was outstanding prior to entering the Credit Agreement Amendment. The Company agreed to fund such additional borrowings, as requested by Cellvera Global, by advancing 70% of any amounts received by the Company from the exercise of existing warrants or any other capital raises, including the October Offering. As of December 31, 2021 an additional $8.0 million was advanced under the Credit Agreement for a total of $14.5 million.

The Credit Agreement was amended on multiple occasions, for which the final amendment was signed on December 31, 2021, extending the Loan’s maturity date to January 31, 2022.

Based on the facts and circumstances described in Note 13, the Company determined that Cellvera Global may not have the ability to repay the note receivable. Accordingly, the Company recognized a full impairment of $14.5 million as of December 31, 2021.

Target Company Note Receivable

On December 10, 2021, the Company entered into a secured credit agreement dated December 10, 2021 (the “Target Company Credit Agreement”) and signed on December 10, 2021 with the Target Company, pursuant to which the Company made a secured loan to the Target Company in the principal amount of $500,000 (the “Target Company Loan”) and agreed to make additional secured loans, as requested by the Target Company and approved by the Company, in an amount not to exceed $4.5 million. The Target Company Loan bears interest at a rate of 8% per annum and mature on December 8, 2022, provided, that the Letter of Intent currently contemplates that the Target Company Loan will be forgivable upon the closing of the acquisition contemplated by the letter of intent. The Target Company Credit Agreement also contains certain covenants that prohibit the Target Company from incurring additional indebtedness, entering into any fundamental transactions, issuing any equity interests subject to certain limited exceptions, or making any dispositions of its property. In connection with the Target Company Credit Agreement, the Company entered into a Security Agreement with the Target Company, pursuant to which the Target Company granted the Company a security interest in all of the Target Company’s assets as security for the Target Company Loan.

As of December 31, 2021, the outstanding principal of the Target Company Loan is $500,000 and the accrued interest on the Loan is $2,521.

NOTE 5 – FIXED ASSETS

The Company’s fixed assets include the following on December 31, 2021:

	Cost Basis	Accumulated Depreciation	Net
Computers	$312,489	$(75,053)	$237,436
Lab Equipment	2,240,252	(306,688)	1,933,564
Office Furniture	90,757	(4,857)	85,900
Other Fixed Assets	10,809	(412)	10,397
Total Fixed Assets	$2,654,307	$(387,010)	$2,267,297

The Company’s fixed assets include the following on December 31, 2020:

	Cost Basis	Accumulated Depreciation	Net
Computers	$54,579	$(3,079)	$51,500
Lab Equipment	750,658	(14,350)	736,308
Office Furniture	10,407	(312)	10,095
Other Fixed Assets	1,048	(32)	1,016
Total Fixed Assets	$816,692	$(17,773)	$798,919

Depreciation expense was $369,236 and $17,773, for the years ended December 31, 2021 and 2020, respectively. None of the Company’s fixed assets serve as collateral against any loans as of December 31, 2021 and December 31, 2020, other than those subject to the financed asset liability.

NOTE 6 – INTANGIBLE ASSETS

The Company’s intangible assets include the following on December 31, 2021:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(107,000)	$214,000
Total Intangible Assets	$321,000	(107,000)	$214,000

The Company’s intangible assets include the following on December 31, 2020:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$-	$321,000
Total Intangible Assets	$321,000	-	$321,000

Amortization expense was $107,000 and $0 for the years ended December 31, 2021 and 2020, respectively. None of the Company’s intangible assets serve as collateral against any loans as of December 31, 2021, and December 31, 2020.

NOTE 7 – RELATED PARTY TRANSACTIONS

On February 24, 2021, the Company granted 225,000 shares of restricted stock pursuant to the Company’s 2017 Equity Incentive Plan to the Company’s Chief Executive Officer. The Company recognized $747,000 in stock-based compensation for the issuance of these shares during the year ended December 31, 2021.

On February 24, 2021, the Company granted 110,000 shares of restricted stock pursuant to the Company’s 2017 Equity Incentive Plan to the Company’s current President and former Chief Financial Officer. The Company recognized $365,200 in stock-based compensation for the issuance of these shares during the year ended December 31, 2021.

On June 4, 2021, the Company granted 75,000 shares of restricted stock pursuant to the Company’s 2021 Equity Incentive Plan to the Company’s Chief Executive Officer. The Company recognized $191,250 in stock-based compensation for the issuance of these shares during the year ended December 31, 2021.

On June 4, 2021, the Company granted 55,000 shares of restricted stock pursuant to the Company’s 2021 Equity Incentive Plan to the Company’s current President and former Chief Financial Officer. The Company recognized $140,250 in stock-based compensation for the issuance of these shares during the year ended December 31, 2021.

On August 5, 2021, the Company granted 175,000 shares of Restricted Stock Units (“RSUs”) pursuant to the Company’s 2021 Equity Incentive Plan to officers and board members of the Company. The Company recognized $122,270 in stock-based compensation for the issuance of these vested and unvested RSUs during the year ended December 31, 2021.

On September 30, 2021, the Company granted 50,000 shares of RSUs pursuant to the Company’s 2021 Equity Incentive Plan to board members of the Company. The Company recognized $28,476 in stock-based compensation for the issuance of these vested and unvested RSUs during the year ended December 31, 2021.

On November 10, 2021, the Company granted 195,000 RSUs to officers pursuant to the Company’s 2021 Equity Incentive Plan. The Company recognized $28,178 in stock-based compensation for the issuance of these unvested RSUs during the year ended December 31, 2021.

NOTE 8 – FINANCING AGREEMENT

In February 2021, the Company entered into a 24-month financing agreement for lab equipment. The aggregate cost of this financing agreement, net of a $200,000 down payment is $892,095, of which $821,862 represents principal and $70,233 represents interest. The financing agreement has an interest rate of 8% per year.

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

On August 25, 2021, commensurate with the August 2021 Offering of securities described in Note 1, the exercise price of the warrants was reset based on the sale of securities at a lesser price than the original strike price of the warrants. The reset provision was partially waived at the time and formally waived based on the defeasance and waiver agreement on August 30, 2021, described below. The reset provision resulted in a warrant reset adjustment for $102,267 and recorded as an decrease to accumulated deficit and an increase to additional paid-in-capital.

On August 30, 2021, the Company entered into a defeasance and waiver agreement with the holder (the “Noteholder”) of the Convertible Note pursuant to which the Noteholder has agreed in exchange for (a) a cash payment by the Company to the Convertible Noteholder of $1.2 million, (b) a waiver, in part, of the conversion price adjustment provision such that the January 2021 Note shall be convertible into 4,802,497 shares of common stock (without giving effect to the conversion notices received by the Company from the Noteholder prior to the date hereof totaling 1,005,748 shares) and (c) a voluntary and permanent reduction by the Company of the exercise price of the warrant to purchase 800,000 shares of common stock of the Company to $2.53 per share. As a result of the modification of the debt terms, the Company determined that an extinguishment of the debt occurred and recorded a loss on extinguishment of the debt in the amount of $2,500,970 for the year ended December 31, 2021.

NOTE 10 – LEASES

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on December 31, 2021 and December 31, 2020 for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Lease Costs

	Year Ended December 31, 2021	Year Ended December 31, 2020
Components of total lease costs:
Operating lease expense	$819,587	$154,263
Total lease costs	$819,587	$154,263

Lease Positions as of December 31, 2021

ROU lease assets and lease liabilities for our operating leases are recorded on the balance sheet as follows:

	December 31, 2021	December 31, 2020
Assets
Right of use asset – short term	$-	$384,685
Right of use asset – long term	4,097,117	871,136
Total right of use asset	$4,097,117	$1,255,821

Liabilities
Operating lease liabilities – short term	$1,145,126	$391,221
Operating lease liabilities – long term	2,765,933	858,064
Total lease liability	$3,911,059	$1,249,285

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating leases	2.55
Weighted average discount rate – operating leases	8.00%

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

On November 3, 2021, the Company entered a modified gross lease (the “Melville Lease”) for approximately 3,150 square feet of office space in Melville, New York. The Melville Lease has a term of thirty-six months. The monthly base rent is approximately $7,240, plus applicable pro-rata common area charges. The Melville Lease contains a base rent escalation clause of 3.00% per lease calendar year. The Company moved into the space in November of 2021.

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

During the year ended December 31, 2021, the Company issued 101,534 shares of common stock and recognized expense of $254,242 in stock-based compensation for consulting services. The Company also issued 80,093 shares of common stock to Stanford University and two employees and recognized expense of $64,875 relating to the agreement with Stanford University. The Company also issued 9,492,126 shares of common stock upon the exercise of warrants and received $3,727,285 in cash proceeds. The Company granted 465,000 Restricted Stock Awards, as a result the Company recognized expense of $1,443,700 in stock-based compensation. The Company granted 25,000 Restricted Stock Awards of which 25,000 vested, as a result, the Company recognized expense of $17,000 in stock-based compensation for consulting services. The Company also granted 1,822,799 Restricted Stock Units, of which 825,949 vested and resulted in the issuance of shares, as a result, the Company recognized expense of $1,843,902 in stock-based compensation. (See Note 7) The Company issued 4,802,497 shares of common stock for the conversion of a convertible note. (See Note 9) The Company issued 4,583,334 shares of common stock as part of the August 2021 Offering. The Company issued 2,833,333 shares of common stock as part of the October 2021 Offering. The Company issued 8,246,430 shares of common stock as part of the December 2021 Offering. The stock-based compensation for shares issued or RSU’s granted during the period, were valued based on the fair market value on the date of grant.

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

Preferred Stock

The Company is authorized to issue 3,000,000 shares of preferred stock, par value $0.001 per share. There were no shares of preferred stock outstanding as of December 31, 2021 and December 31, 2020, respectively.

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

During the year ended December 31, 2021, the Company granted 92,466 stock options with an exercise price of $0.68 or $11.25 per share, some of which vested immediately. The total grant date fair value was determined to be $16,660.

During the year ended December 31, 2020, the Company granted 880,500 stock options with an exercise price of $1.94, $1.92 or $11.00 per share, some of which vested immediately, and some of which vest between one and three years. The total grant date fair value was determined to be $1,668,997.

For the years ended December 31, 2021 and December 31, 2020, the fair value of each option granted was estimated using the assumption ranges and/or factors in the Black-Scholes Model as follows:

Exercise price	$0.68-9.00
Expected dividend yield	0%
Risk free interest rate	0.28%-1.41%
Expected life in years	5.00-10.00
Expected volatility	144-151%

The expected term of employee stock options is calculated using the simplified method which takes into consideration the contractual life and vesting terms of the options. The simplified method was used by the Company due to insufficient historical data.

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

The Company recognizes forfeitures as they occur as there is insufficient historical data to accurately determine future forfeitures rates.

The following is an analysis of the stock option grant activity under the Plan:

Vested and Nonvested Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2020	2,143,000	$3.18	7.81
Granted	92,466	8.39	5.26
Exercised	-	-	-
Expired or forfeited	-	-	-
Outstanding December 31, 2021	2,235,466	$3.40	6.74

Nonvested Stock Options	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2020	973,000	$2.28
Granted	92,466	8.39
Vested	(612,341)	3.28
Forfeited	-	-
Nonvested on December 31, 2021	453,125	$2.17

The Company recognized stock-based compensation expense related to options issued and vesting of $827,065 during the year ended December 31, 2021, of which $587,209 is included in general and administrative expenses and $239,586 is included in research and development expenses in the accompanying statements of operations. The remaining value to be expensed is $971,080 with a weighted average vesting term of 0.87 years as of December 31, 2021. The Company recognized compensation expense related to options issued and vesting of $406,880 during the year ended December 31, 2020, which is included in general and administrative expenses in the accompanying statements of operations.

Warrants

For the years ended December 31, 2021 and December 31, 2020, the fair value of each warrant granted was estimated using the assumption ranges and/or factors in the Black-Scholes Model as follows:

Exercise price	$1.92-5.50
Expected dividend yield	0%
Risk free interest rate	0.17%-0.42%
Expected life in years	3.00-5.00
Expected volatility	146%-159%

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

The Company recognizes warrant forfeitures as they occur as there is insufficient historical data to accurately determine future forfeitures rates.

A summary of warrant issuances are as follows:

Vested and Nonvested Warrants	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2020	5,799,146	$5.05	4.00
Granted	33,912,070	0.96	4.70
Exercised	(9,492,126)	0.39	-
Expired or forfeited	(149,126)	5.72	-
Outstanding December 31, 2021	30,069,964	$1.67	4.38

Nonvested Warrants	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2020	320,000	$3.69
Granted	33,912,070	0.96
Vested	(29,603,736)	0.91
Forfeited	-	-
Nonvested on December 31, 2021	4,628,334	$1.51

The Company recognized stock-based compensation expense related to warrants issued and vesting of $189,899 and $304,526 during the years ended December 31, 2021 and December 31, 2020, respectively, which is included in general and administrative in the accompanying Statements of Operations. The remaining value to be expensed is $113,803 with a weighted average vesting term of 1.00 years as of December 31, 2021.

During the year ended December 31, 2021, 9,492,126 warrants were exercised for 9,492,126 shares of common stock. The Company recognized proceeds of $3,727,285 related to the exercises.

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

In connection with the August 2021 Offering, the Company issued warrants to purchase up to 4,583,334 shares at an exercise price of $2.53. The warrant was subsequently adjusted to $1.50 (See Note 9). In addition, the Company issued a warrant to the placement agent to purchase up to 229,166 shares of common stock at an exercise price of $3.00 per share (See Note 1).

In connection with the December 2021 Offering, the Company issued 8,246,430 warrants to purchase shares of the Company’s common stock and 8,328,570 prefunded warrants. The warrant issued as part of the units had an exercise price of $1.15 and the prefunded warrants had an exercise price of $0.001. In addition, the Company issued a warrant to the underwriters to purchase up to 828,750 shares of common stock at an exercise price of $0.98 per share.

Restricted Stock Units

A summary of Restricted Stock Units (“RSUs”) issuances are as follows:

Nonvested RSUs	Number	Weighted Average Price
Nonvested December 31, 2020	-	$-
Granted	1,822,799	2.03
Vested	(825,949)	2.11
Forfeited	(218,600)	2.12
Nonvested December 31, 2021	778,250	$1.92

The Company recognized stock-based compensation expense related to RSUs issued and straight-line vesting expense of $1,843,902 and zero during the years ended December 31, 2021 and December 31, 2020, respectively, of which, $1,237,182 is included in general and administrative and $606,720 is included in research and development in the accompanying Statements of Operations. The remaining value to be expensed is $1,391,343 as of December 31, 2021.

During the year ended December 31, 2021, the Company granted a total of 1,822,799 RSUs. As of December 31, 2021, 825,949 of these RSUs have vested and 218,600 were forfeited. The Company issued 825,949 shares of common stock for the 825,949 vested RSUs.

NOTE 12 – INCOME TAXES

For the years ended December 31, 2021 and 2020, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company. The Company’s losses before income taxes consist solely of losses from domestic operations.

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

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	2021	2020
Income taxes at U.S. statutory rate	21%	21%
State income taxes	6.9	8.2
Tax Credits	0.1	1.3
Permanent Differences/Others	(5.0)	30.3
Change in valuation allowance	(23.0)	(60.8)
Total provision for income taxes	0%	0%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 are comprised of the following:

	Years Ended December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforwards	$10,896,410	$3,651,932
Tax credits carryforwards	161,943	116,949
Stock-based compensation	1,541,936	2,350,795
Lease liability	1,169,887	367,029
Loss on impairment of debt	4,140,318
Other	23,933	1,920
Total deferred tax assets	17,934,427	6,488,625
Valuation allowance	(16,670,590)	(6,109,685)
Net deferred tax assets	1,263,837	378,940
Deferred tax liabilities
Right of use assets	(1,169,887)	(368,950
Fixed assets	(93,950)	(9,990
Total deferred tax liabilities	(1,263,837)	(378,940)
Net deferred taxes	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which are comprised primarily of net operating loss carryforwards and tax credits. Management has considered the Company’s history of cumulative net losses in the United States, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its U.S. federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against these net deferred tax assets as of December 31, 2021 and 2020, respectively. The Company reevaluates the positive and negative evidence at each reporting period. The Company’s valuation allowance increased during 2021 by approximately $10.6 million primarily due to the generation of net operating loss and tax credit carryforwards, impairment of note receivable, and stock-based compensation.

As of December 31, 2021 and 2020, the Company had U.S. federal net operating loss carryforwards of $38.0 million and $12.6 million, respectively, which may be available to offset future income tax liabilities. The 2017 Tax Cuts and Jobs Act (” TCJA”) will generally allow losses incurred after 2017 to be carried over indefinitely, but will generally limit the net operating loss deduction to the lesser of the net operating loss carryover or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). Also, there will be no carryback for losses incurred after 2017. Losses incurred prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s net operating loss carryover or 100% of a corporation’s taxable income and be available for twenty years from the period the loss was generated. The Company has federal net operating losses generated following 2017 of $37.9 million, which do not expire. The federal net operating losses generated prior to 2018 of $0.1 million will expire at various dates through 2037. The CARES Act temporarily allows the Company to carryback net operating losses arising in 2018, 2019 and 2020 to the five prior tax years. In addition, net operating losses generated in these years could fully offset prior year taxable income without the 80% of the taxable income limitation under the TCJA which was enacted on December 22, 2017. The Company has been generating losses since its inception, as such the net operating loss carryback provision under the CARES Act is not applicable to the Company.

As of December 31, 2021 and 2020, the Company also had U.S. state net operating loss carryforwards of $44.8 million and $15.2 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2041.

As of December 31, 2021, the Company had no federal tax credit carryforwards available to reduce future tax liabilities. As of December 31, 2020, the Company had federal tax credit carryforwards of approximately $0.1 million, available to reduce future tax liabilities which expire at various dates through 2040. As of December 31, 2021 and 2020, the Company had state research and development tax credit carryforwards of approximately $0.2 million and $0.1 million, respectively, which may be available to reduce future tax liabilities and can be carried over indefinitely.

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

The Company files tax returns in the United States, California, Virginia, and New York. The Company is subject to U.S. federal and state tax examinations by tax authorities for the tax years ended December 31, 2018 through present. As of December 31, 2021 and 2020, the Company has recorded no liability for unrecognized tax benefits, interest, or penalties related to federal and state income tax matters and there currently no pending tax examinations. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense.

NOTE 13 – SUBSEQUENT EVENTS

Nasdaq Stock Market, LLC Notification:

On January 18, 2022, the Company was notified (the “Notification Letter”) by The Nasdaq Stock Market, LLC (“Nasdaq”) that it is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock between December 1, 2021 and January 14, 2022, the Company no longer met the minimum bid price requirement. The Notification Letter had no immediate effect on the listing or trading of the Company’s common stock on The Nasdaq Capital Market and, at the time, the common stock continued to trade on The Nasdaq Capital Market under the symbol “ADTX.”

The Notification Letter provided the Company has 180 calendar days, or until July 18, 2022, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance by July 18, 2022, an additional 180 days may be granted to regain compliance, so long as the Company meets The Nasdaq Capital Market continued listing requirements (except for the bid price requirement) and notifies Nasdaq in writing of its intention to cure the deficiency during the second compliance period. If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180-day period, then Nasdaq will notify the Company of its determination to delist the Company’s common stock, at which point the Company will have an opportunity to appeal the delisting determination to a Hearings Panel.

The Company intends to monitor the closing bid price of its common stock and will consider implementing available options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

RSU Grant:

On January 28, 2022, the Compensation Committee approved the grant of 482,700 RSUs to employees pursuant to the Company’s 2021 Equity Incentive Plan. Included in this grant were 480,000 RSUs granted to officers of the Company.

Forbearance Agreement:

On January 31, 2022, the Company’s $14.5 million loan to Cellvera Global became fully due and payable under the Credit Agreement. On February 14, 2022, the Company entered into a Forbearance Agreement and Seventh Amendment to Credit Agreement (the “Forbearance Agreement”) with Cellvera Global.

Pursuant to the Forbearance Agreement, the Company agreed to forbear from exercising its rights and remedies against the Cellvera Global (the “Borrower”) and certain affiliated guarantor parties until the earlier of (i) June 30, 2022 or (ii) the date of occurrence of any event of default under the Forbearance Agreement (the “Forbearance Period”). Given that the parties continue to conduct due diligence in connection with that certain Share Exchange Agreement dated as of December 28, 2021 by and between the Company and Cellvera Global (the “Share Exchange Agreement”), the Company and the Borrower also agreed that should the initial closing occur under the Share Exchange Agreement, the existing event of default will be waived. Under the Forbearance Agreement, the Company and the Borrower also agreed to certain amendments to the Credit Agreement, including, but not limited to: (i) the delivery by the Borrower of certain financial statements and forecasts, and (ii) certain regularly scheduled payments to be made by Borrower to the Company during the Forbearance Period. As of the date these financial statements were available to be issued; the regularly scheduled payments under the Forbearance Agreement were not made. (see Note 4)