Form 10-K/A
period 2021-12-31
Aditxt, Inc.
filed 2022-04-15
CIK 1726711

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14 of the previously filed Annual Report on Form 10-K of Aditxt, Inc. (the “Company”) for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 31, 2022 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than incorporation by reference to the proxy statement. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

This Amendment also updates and amends Part IV, Item 15 of the Original 10-K to replace the form of agreement that was filed as Exhibit 10.51 in the Original Form 10-K with the correct, final version of such Agreement as Exhibit 10.51 included in this Amendment, and to include certain other exhibits that were inadvertently excluded from the Original 10-K, as well as the filing of new Exhibits 31.1, 31.2, and 32.1, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b).

Except as described above, no other changes were made to the Original 10-K. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

ADITXT, INC.

AMENDMENT NO. 1 TO

ANNUAL REPORT ON FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2021

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Set forth below is certain information with respect to the individuals who are our directors and executive officers as of April 12, 2022:

Name	Age	Positions
Amro Albanna	52	Chief Executive Officer, Director
Corinne Pankovcin	55	President
Shahrokh Shabahang, D.D.S., MS, Ph.D.	59	Chief Innovation Officer, Director
Rowena Albanna	56	Chief Operating Officer
Thomas J. Farley	49	Chief Financial Officer
Brian Brady	43	Director
Namvar Kiaie	57	Director
Jeffrey W. Runge, M.D.	66	Director

Amro Albanna – Chief Executive Officer

Mr. Albanna has been our Chief Executive Officer and a Director since we were formed in 2017. He also served as our President from our inception through September 2021. In 2010, Mr. Albanna co-founded Innovation Economy Corporation (“IEC”), formed to license and commercialize innovations and create a group of life and health subsidiaries. From 2010 until 2017, Mr. Albanna was Chief Executive Officer and a Director of IEC and Olfactor Laboratories, Inc., a majority-owned subsidiary of IEC. From 2010 to August 2016, he was the Chief Executive Officer and a Director of Nano Engineered Applications, Inc., another majority-owned subsidiary of IEC. In 2003, Mr. Albanna founded Qmotions, Inc. (subsequently renamed Deal A Day Group Corp.). He served as its Chief Executive Officer and a Director until 2011. Qmotions used 3-D spatial tracking and pattern recognition technologies to develop motion-capturing video game controllers. In 2002, Mr. Albanna was a co-founder of Digital Angel Corporation – a company formed via the merger of three private companies (one being TTC below) into a fourth publicly traded company (American Stock Exchange) and was placed in charge of commercializing its GPS/wireless technologies. Around that time, Mr. Albanna co-founded an incubator for startups at the University of California, Riverside Research Park which was acquired in 2007. In 1997, he founded Timely Technology Corporation (“TTC”), which designed and developed e-commerce software for education, retail and finance. TTC was acquired in 2000 by a Nasdaq-listed company. Mr. Albanna graduated from California State University San Bernardino in 1991 with a B.S. in Business Administration with concentration in Computer Information Systems. He completed graduate coursework in Computer Science and Engineering at California State University, Long Beach from 1992 to 1993. In 2019, Mr. Albanna completed coursework in Immunology and Genetics at Harvard Medical School HMX online learning platform.

Corinne Pankovcin – President

Ms. Pankovcin has been our President since September 2021. Ms. Pankovcin served as our Chief Financial Officer from July 2020 through August 2021. From December 2015 to July 2019, Ms. Pankovcin was the Chief Financial Officer and Managing Director and Treasurer of Business Development Corporation of America (“BDCA”), a business development company. Prior thereto, from January 2011 to August 2015, Ms. Pankovcin was the Chief Financial Officer and Treasurer of Blackrock Capital Investment Corporation (NASDAQ: BKCC), and a Managing Director of Finance at BlackRock Investment Management LLC. Prior to joining BlackRock, Ms. Pankovcin was a senior member of Finance & Accounting of Alternative Investments and served as Chief Financial Officer for the Global Emerging Markets products group at AIG Capital Partners. Ms. Pankovcin began her career with PricewaterhouseCoopers LLP, where she ultimately held the role of Senior Manager of Business Assurance for Consumer Products, Manufacturing, and Middle Market industries from 1991 to 2001. Ms. Pankovcin earned her B.S. in Accounting from Dowling College and her Master’s Degree in Business Administration from Hofstra University. She is a Certified Public Accountant.

Shahrokh Shabahang, D.D.S., MS, Ph.D. – Chief Innovation Officer

Dr. Shabahang has been our Chief Innovation Officer and Director since our inception. In 2009, Dr. Shabahang co-founded Sekris Biomedical Inc. to incubate immunotherapy technologies. He served as its Chairman of the board and Chief Executive Officer since its inception. In 2004, Dr. Shabahang joined Genelux Corporation to lead its clinical development program and to serve as board secretary. Genelux developed an oncolytic virus technology for treatment of cancer, co-invented by Dr. Shabahang. During his tenure from 2004-2007, Genelux raised $20M+ and obtained regulatory approval to initiate First-In-Human clinical studies in Europe with patients who had not responded to chemotherapy. In 2001, Dr. Shabahang became the Director of the Microbiology and Molecular Biology Lab at Loma Linda University (“LLU”). He led the research and development of an antimicrobial therapeutic agent for treatment of dental infections, which was licensed and marketed by one of the largest dental distribution companies. Dr. Shabahang attended the University of California, Santa Barbara from 1982 to 1984 and later received his DDS from the University of Pacific in 1987. He earned his PhD in Microbiology and Molecular Genetics at LLU in 2001. During the same year, he established his laboratory at LLU to study infectious diseases and host immune responses.

Rowena Albanna – Chief Operating Officer

Ms. Albanna has been our Chief Operating Officer since July 2020. From 2017 to immediately prior to her appointment as Chief Operating Officer, Ms. Albanna was an independent operations consultant for the Company. Prior thereto, from 2013 to 2017, Ms. Albanna was the Chief Operating Officer of Innovation Economy Corporation (“IEC”), formed to license and commercialize innovations and create a group of life and health subsidiaries. From 2010 to 2013, Ms. Albanna was Senior Vice President of IEC. From 2004 to 2009, Ms. Albanna was the founder and principal of Weezies, an online-based business focused on building and operating e-commerce stores and affiliate marketing sites. From 2003 to 2004, Ms. Albanna was the head of Product Development and Engineering of Qmotions Inc. Qmotions used 3-D spatial tracking and pattern recognition technologies to develop motion-capturing video game controllers. In 2002, Ms. Albanna was VP of Product Development at Digital Angel Systems where she led the development of devices which combined GPS, wireless, and biosensing. Prior to that, Ms. Albanna held multiple product development roles with increasing responsibilities for various technology companies in the areas of financial, medical, telecommunications, integrated circuit layout design, and defense. Ms. Albanna is a co-inventor of two patents related to systems for localizing, monitoring, and sensing objects. Ms. Albanna received a Bachelor of Science degree in Computer Science with a minor in Mathematics from California State University, San Bernardino in 1988. Ms. Albanna is the wife of Amro Albanna, our Chief Executive Officer.

Thomas J. Farley, CPA – Chief Financial Officer

Mr. Farley has been the Chief Financial Officer since September 2021. Prior to this, Mr. Farley was the Principal Accounting Officer and Controller from October of 2020 to September 2021. From December 2015 to June 2020, Mr. Farley was the Controller of Business Development Corporation of America (“BDCA”), a publicly listed business development company. Prior thereto, from January 2011 to August 2015, Mr. Farley was the Senior Controller of Blackrock Capital Investment Corporation (NASDAQ: BKCC). Prior to joining BlackRock Capital Investment Corporation, Mr. Farley was a Senior Controller for PineBridge Investments Emerging Markets practice. Mr. Farley was also an Accounting Manager for Bessemer Venture Partners prior to his tenure at PineBridge. Mr. Farley began his career with PricewaterhouseCoopers LLP, from 1996 to 2001. Mr. Farley earned his B.S. in Accounting from Long Island University and is a Certified Public Accountant.

Brian Brady – Director

Mr. Brady has served as a Director since December 1, 2018. Mr. Brady has also been the Director of Investments at a large hospital system since March 2016, where he is responsible for the management of investment activity related to the organization and personal investments of the family that owns that company. From December 2011 to March 2016, Mr. Brady was the Vice President/Portfolio Manager at a wealth advisory firm, where he served in an investment advisory role, including asset and portfolio management. Mr. Brady graduated in 2001 with a Bachelor’s degree in Finance from the University of Illinois at Chicago and in 2014 with a Master of Business Administration degree from the University of Chicago. We believe that Mr. Brady’s extensive experience with financial markets and management of investment activities qualifies him to serve as a director of our Company.

Namvar Kiaie – Director

Mr. Kiaie has served as a director since July 2020. Mr. Kiaie has been associated with Abbott Diabetes Care since December 2005 (Director of Engineering 2005-2007; R&D Director 2007-2010; and Senior Director of R&D 2010-present), where he is responsible for the development of diabetes management related products and accessories, including blood glucose monitoring devices and data management software. Mr. Kiaie graduated in 1985 with a Bachelor of Science degree in Electrical Engineering and in 1986 with a Master of Science degree in Electrical Engineering, both from the University of California Santa Barbara. We believe that Mr. Kiaie’s extensive experience leading research and development effforts in the biotech industry qualifies him to serve as a director of our Company.

Jeffrey W. Runge, M.D – Director

Dr. Runge has served as a director since July 2020. From 2008 to the present, Dr. Runge has been the President and founder of Biologue, Inc., which provides consulting in biodefense, medical preparedness and injury control. From 2001 through August of 2008, Dr. Runge served in the Bush administration, first as the head of the National Highway Traffic Safety Administration, and, beginning in September 2005, as the Department of Homeland Security’s (DHS) first Chief Medical Officer. Dr. Runge founded the DHS Office of Health Affairs and was confirmed by the United States Senate as DHS’ first Assistant Secretary for Health Affairs in December of 2007. Dr. Runge also served as Acting DHS Undersecretary for Science and Technology from February through August 2006. In his role at DHS, Dr. Runge oversaw the operations of the department’s biodefense activities, medical preparedness and workforce health protection, as well as fulfilling DHS’ responsibilities in medical countermeasure development. Prior to his government service, Dr. Runge was Assistant Chairman and Director of Clinical Research in the Department of Emergency Medicine at Carolinas Medical Center in Charlotte, NC, from 1984 through 2001. Additionally, Dr. Runge is a Senior Advisor at The Chertoff Group, a firm providing advisory services in business risk management, security and homeland defense. Since 2010, Dr. Runge has served on the boards of two public companies, including their Audit and Compensation committees, both of which underwent strategic acquisitions. He has also served as President and CEO of a SEC-regulated startup company in the health sector. Dr. Runge earned his medical degree from the Medical University of South Carolina and his undergraduate degree from the University of the South. We believe that Dr. Runge’s experience in medicine, medical research, public service, business and his prior service on public corporate boards qualifies him to serve as a director of our Company.

Board Leadership Structure and Risk Oversight

The Board oversees our business and considers the risks associated with our business strategy and decisions. The Board currently implements its risk oversight function as a whole. Each of the Board committees, when established, will also provide risk oversight in respect of its areas of concentration and reports material risks to the Board for further consideration.

Term of Office

Officers hold office until his or her successor is elected and qualified. Directors are appointed to serve for one year until the meeting of the Board following the annual meeting of stockholders and until their successors have been elected and qualified.

Director Independence

We use the definition of “independence” of The Nasdaq Stock Exchange LLC (“Nasdaq”) listing rules to make this determination. Nasdaq listing rules provide that an “independent director” is one who the board “affirmatively determines” has no “material relationship” with the company “either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company. Nasdaq listing rules provide that a director cannot be considered independent if:

●	the director is, or has been within the last three (3) years, an employee of the Company or an immediate family member of director is, or has been within the last three (3) years, an executive officer of the Company;

●	the director has received, or has an immediate family member who is an executive officer of the Company and has received, during any twelve-month period within the last three (3) years, more than $120,000 compensation directly from the Company (not including compensation received for director service, pension plan payments or deferred compensation for prior service not contingent on continued service);

●	the director or an immediate family member is a current partner of the Company’s internal or external auditor; the director is a current employee of the auditor; an immediate family member is a current employee of the auditor and personally works on the Company’s audit; or the director or an immediate family member was within the last three (3) years a partner or employee of the auditor and personally worked on the Company’s audit within that time;

●	the director or an immediate family member is, or has been within the last three (3) years, employed as an executive officer of another company where any of the Company’s present executive officers at the same time serves or served on that company’s compensation committee; or

●	the director is a current employee, or an immediate family member is a current executive officer, of an organization that has made to or received from the Company payments for property or services in an amount which, in any of the last three fiscal (3) years, exceeds greater of 2% of such other company’s consolidated gross revenues or $1 million. Charitable contributions not considered “payments” for purposes of this prohibition but contributions meeting these thresholds must be disclosed on the Company’s website or in its annual proxy statement or its Annual Report on Form 10-K.

Under such definitions, we consider Mr. Kiaie, Mr. Brady, and Dr. Runge to be “independent.” Nasdaq listing rules permits a phase-in period of up to one year for an issuer registering securities in an initial public offering to comply with its requirement that a majority of the board of directors be made up of independent directors. However, our common stock is not currently quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our Board be independent and, therefore, the Company is not subject to any director independence requirements. We are subject to Nasdaq’s director independence requirements and are required to structure our board of directors accordingly.

Committees of the Board

Our board of directors has established three standing committees: Audit, Compensation, and Nominating and Corporate Governance. Each of these standing committees operate pursuant to its respective charter. The committee charters are reviewed annually by the Nominating and Corporate Governance Committee. If appropriate, and in consultation with the chairs of the other committees, the Nominating and Corporate Governance Committee may propose revisions to the charters. The responsibilities of each committee are described in more detail below.

Nasdaq listing rules permits a phase-in period for an issuer registering securities in an initial public offering to meet the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee independence requirements. Under the initial public offering phase-in period, only one member of each committee is required to satisfy the heightened independence requirements at the time our registration statement becomes effective, a majority of the members of each committee must satisfy the heightened independence requirements within 90 days following the effectiveness of our registration statement, and all members of each committee must satisfy the heightened independence requirements within one year from the effectiveness of our registration statement.

The composition and functions of each committee are described below.

Name	Independent	Audit	Compensation	Nominating and Corporate Governance
Amro Albanna
Shahrokh Shabahang, D.D.S., MS, Ph.D.
Brian Brady	X	X*	X	X
Namvar Kiaie	X	X	X*	X
Jeffrey Runge, M.D.	X	X	X	X*

* Chairman of the committee

Audit Committee

The Audit Committee, among other things, is responsible for:

●	appointing; approving the compensation of; overseeing the work of; and assessing the independence, qualifications, and performance of the independent auditor;

●	reviewing the internal audit function, including its independence, plans, and budget;

●	approving, in advance, audit and any permissible non-audit services performed by our independent auditor;

●	reviewing our internal controls with the independent auditor, the internal auditor, and management;

●	reviewing the adequacy of our accounting and financial controls as reported by the independent auditor, the internal auditor, and management;

●	overseeing our financial compliance system; and

●	overseeing our major risk exposures regarding the Company’s accounting and financial reporting policies, the activities of our internal audit function, and information technology.

The Board has affirmatively determined that each member of the Audit Committee meets the additional independence criteria applicable to audit committee members under SEC rules and Nasdaq listing rules. The Board has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. The Board has affirmatively determined that each member of the Audit Committee is financially literate, and that Mr. Brady meets the qualifications of an Audit Committee financial expert.

The Audit Committee consists of Mr. Brady, Mr. Kiaie, and Dr. Runge. Mr. Brady chairs the Audit Committee.

Compensation Committee

The Compensation Committee is responsible for:

●	reviewing and making recommendations to the Board with respect to the compensation of our officers and directors, including the CEO;

●	overseeing and administering the Company’s executive compensation plans, including equity-based awards;

●	negotiating and overseeing employment agreements with officers and directors; and

●	overseeing how the Company’s compensation policies and practices may affect the Company’s risk management practices and/or risk-taking incentives.

The Board has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee.

The Compensation Committee consists of Mr. Brady, Mr. Kiaie, and Dr. Runge. Mr. Kiaie serves as chairman of the Compensation Committee. The Board has affirmatively determined that each member of the Compensation Committee meets the independence criteria applicable to compensation committee members under SEC rules and Nasdaq listing rules.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee, among other things, is responsible for:

●	reviewing and assessing the development of the executive officers and considering and making recommendations to the Board regarding promotion and succession issues;

●	evaluating and reporting to the Board on the performance and effectiveness of the directors, committees and the Board as a whole;

●	working with the Board to determine the appropriate and desirable mix of characteristics, skills, expertise and experience, including diversity considerations, for the full Board and each committee;

●	annually presenting to the Board a list of individuals recommended to be nominated for election to the Board;

●	reviewing, evaluating, and recommending changes to the Company’s Corporate Governance Principles and Committee Charters;

●	recommending to the Board individuals to be elected to fill vacancies and newly created directorships;

●	overseeing the Company’s compliance program, including the Code of Conduct; and

●	overseeing and evaluating how the Company’s corporate governance and legal and regulatory compliance policies and practices, including leadership, structure, and succession planning, may affect the Company’s major risk exposures.

The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee consists of Dr. Runge, Mr. Brady, and Mr. Kiaie. Dr. Runge serves as chairman of the Nominating and Corporate Governance Committee. The Company’s Board of Directors has determined that each member of the Nominating and Corporate Governance Committee is independent within the meaning of the independent director guidelines of Nasdaq listing rules.

Compensation Committee Interlocks and Insider Participation

None of the Company’s executive officers serves, or in the past has served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of the Company’s board of directors or its compensation committee. None of the members of the Company’s compensation committee is, or has ever been, an officer or employee of the Company.

Code of Business Conduct and Ethics

The Company’s board of directors adopted a code of business conduct and ethics applicable to its employees, directors and officers, in accordance with applicable U.S. federal securities laws and the corporate governance rules of the Nasdaq Capital Market. The code of business conduct and ethics is publicly available on the Company’s website. Any substantive amendments or waivers of the code of business conduct and ethics or code of ethics for senior financial officers may be made only by the Company’s board of directors and will be promptly disclosed as required by applicable U.S. federal securities laws and the corporate governance rules of the Nasdaq Capital Market.

Corporate Governance Guidelines

The Company’s board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of the Nasdaq Capital Market.

Involvement in Certain Legal Proceedings

To our knowledge, none of our current directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he or she was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934, as amended (the Exchange Act)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth above and in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Other than as set forth below, we are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe will have a material adverse effect on our business, financial condition or operating results.

The Company, Amro Albanna, our Chief Executive Officer, and Dr. Shahrokh Shabahang, our Chief Innovation Officer, have been named as cross-defendants in a counterclaim filed by Christopher Sechrist in an action entitled Shahrokh Shabahang v. Christopher Sechrist, San Bernardino County Superior Court Case No. CIVDS1831323. In a cross-complaint, Mr. Sechrist contends that he was a partner in a dental practice with Dr. Shabahang, and that disputes arose as between those partners. Neither the Company nor Mr. Albanna were partners in, or otherwise have an interest in, the dental practice. Notwithstanding, and seemingly based solely on the fact that Dr. Shabahang became the Chief Innovation Officer for the Company, Mr. Sechrist has brought claims against the Company and Mr. Albanna. Both the Company and Mr. Albanna believe that the Counterclaims filed by Mr. Sechrist have no factual or legal merit, and they intend to vigorously defend themselves in the action and to seek a dismissal of the case as against them as soon as possible. On May 26, 2020, Mr. Sechrist filed a request for dismissal as to the Company and Mr. Albanna with the Superior Court of California, County of San Bernardino, San Bernardino District. The clerk of the court entered the dismissal with prejudice on May 26, 2020.

Our Chief Executive Officer, Amro Albanna, is a party to litigation matters unrelated to the Company or any of its properties. Such litigations relate to Innovation Economy Corporation (IEC), a company in which Mr. Albanna served as the CEO and a Director from 2010 until 2017, and its wholly-owned subsidiaries (Innovation Economy Corporation d/b/a ieCrowd). The first litigation (ieCrowd v. Kim, et. al, Superior Court, Riverside County) was originally commenced by IEC and its subsidiary after Mr. Albanna was no longer affiliated with IEC, against certain third-party defendants based upon claims related to their misconduct and mismanagement. Such defendants subsequently brought a countersuit against IEC and its subsidiary, in which they named Mr. Albanna and others as defendants, alleging that they were misled to invest in IEC and its subsidiary based upon misrepresentations by, among others, Mr. Albanna. The cases have now been consolidated. Mr. Albanna believes that the counteraction commenced by the third parties against him is without merit and intends to defend himself. The second matter (Calabria v. ieCrowd) was commenced by Calabria Ventures (the “Calabria Action”) more than 2 years after Mr. Albanna was no longer affiliated with IEC, related to uncollected rent. Mr. Albanna believes that the action commenced against him is without merit and intends to defend himself. IEC (either directly or through its Director and officer insurance policy) has covered all related legal costs to date. On August 5, 2020, the plaintiff in the Calabria Action filed a request for dismissal as to Mr. Albanna with the Superior Court of California, County of Riverside. The clerk of the court entered the dismissal without prejudice on August 5, 2020.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table represents information regarding the total compensation for the named executive officers of the Company as of December 31, 2021 and 2020:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Restricted Stock Units ($)	All Other Compensation ($)	Total ($)
Amro Albanna	2021	280,000	470,000	938,250	-		-	-	1,688,250
President, and Director, Former President(1)	2020	252,000	--	--	--			--	252,000

Shahrokh Shabahang, D.D.S., MS, Ph.D.	2021	210,000	245,000	-	-		210,100		665,100
Chief Innovation Officer	2020	210,000	--	--	16,287	(2)		--	226,287

Corinne Pankovcin	2021	250,000	333,250	505,450	-		-	-	1,088,700
President, Former Chief Financial Officer(3)	2020	225,000	--	--	225,400	(4)			450,400

Thomas J. Farley	2021	225,000	297,000	-	-		304,850		826,850
Chief Financial Officer(5)

Option awards represent granted options at the fair market value as of the date of grant. Restricted stock units represent granted restricted stock units at the fair market value as of the date of grant.

(1)	Mr. Albanna served as our President through September 25, 2021

(2)	$16,287 represents the option expense for 110,000 options that were granted on November 2, 2020, at an exercise price of$1.92 and an expiration date of November 2, 2030. These options fully vest by September 30, 2022.

(3)	Ms. Pankovcin served as our Chief Financial Officer from July 2020 through September 25, 2021. She was appointed as our President on September 25, 2021.

(4)	$225,400 represents the option expense for the following granted options: 165,000 options were granted on March 20, 2020 which will be fully vested by March 30, 2023, at an exercise price of $4.02 and an expiration date of March 20, 2025, 7,500 options were granted on March 30, 2020 which vested on grant, at an exercise price of $11.00, and expiration date of October 5, 2027, 15,000 options were granted on November 2, 2020 which vested on grant, an exercise price of $1.92 and an expiration date of November 2, 2030, and 165,000 options were granted on November 2, 2020 which will be fully vested by September 30, 2022, an exercise price of $1.92 and an expiration date of November 2, 2030.

(5)	Mr. Farley was appointed as our Chief Financial Officer on September 25, 2021.

Employment Agreements

Amro Albanna, Chief Executive Officer

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

The term of Mr. Albanna’s engagement under the Amro Employment Agreement commences as of the Effective Date (as defined in the Amro Employment Agreement) and continues until November 14, 2023, unless earlier terminated in accordance with the terms of the Amro Employment Agreement. The term of Mr. Albanna’s Employment Agreement is automatically renewed for successive one (1) year periods until terminated by Mr. Albanna or the Company.

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

Corinne Pankovcin, President

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

The term of Ms. Pankovcin’s engagement under the Pankovcin Employment Agreement commences as of the Effective Date (as defined in the Pankovcin Employment Agreement) and continues until November 14, 2023, unless earlier terminated in accordance with the terms of the Pankovcin Employment Agreement. The term of Ms. Pankovcin’s Employment Agreement is automatically renewed for successive one (1) year periods until terminated by Ms. Pankovcin or the Company.

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

Thomas J. Farley, Chief Financial Officer

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

The term of Mr. Farley’s engagement under the Farley Employment Agreement commences as of the Effective Date (as defined in the Farley Employment Agreement) and continues until November 14, 2023, unless earlier terminated in accordance with the terms of the Farley Employment Agreement. The term of Mr. Farley’s Employment Agreement is automatically renewed for successive one (1) year periods until terminated by Mr. Farley or the Company.

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

Shahrokh Shabahang, Chief Innovation Officer

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

The term of Mr. Shabahang’s engagement under the Shabahang Employment Agreement commences as of the Effective Date (as defined in the Shabahang Employment Agreement) and continues until November 14, 2023, unless earlier terminated in accordance with the terms of the Shabahang Employment Agreement. The term of Mr. Shabahang’s Employment Agreement is automatically renewed for successive one (1) year periods until terminated by Mr. Shabahang or the Company.

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

Rowena Albanna, Chief Operating Officer

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

The term of Ms. Albanna’s engagement under the Rowena Employment Agreement commences as of the Effective Date (as defined in the Rowena Employment Agreement) and continues until November 14, 2023, unless earlier terminated in accordance with the terms of the Rowena Employment Agreement. The term of Ms. Albanna’s Employment Agreement is automatically renewed for successive one (1) year periods until terminated by Ms. Albanna or the Company.

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

Under the Rowena Employment Agreement, termination of Ms. Albanna by the Company for “Cause,” “Death,” or “Disability,” (as such terms are defined in the Rowena Employment Agreement), or resignation by Ms. Albanna for “Good Reason” (as defined in the Rowena Employment Agreement), will not require the Company to pay severance to Ms. Albanna. Upon any such termination, Ms. Albanna will be entitled to receive any Accrued Compensation (as defined in the Rowena Employment Agreement), which in the case of termination by the Company for Cause or resignation by Ms. Albanna for Good Reason will not include payment of pro rata bonus; provided, however, if termination of Ms. Albanna by the Company without “Cause” or resignation by Ms. Albanna for “Good Reason” (as such terms are defined in the Rowena Employment Agreement), then under the Rowena Employment Agreement will require the Company to pay severance to Ms. Albanna. Upon any such termination, Ms. Albanna will be entitled to receive any Accrued Compensation and, subject to Ms. Albanna’s execution of an irrevocable release, receive: (i) on the sixtieth day (60th) day following termination, a lump sum amount equal to twelve (12) months base salary then in effect as of the date of termination, less applicable taxes and withholdings; (ii) provide reimbursement to Ms. Albanna’s medical insurance premiums for a period of twelve (12) months following the date of termination; and (iii) cause any equity awards granted prior to the Effective Date (as defined in the Rowena Employment Agreement), that are then outstanding and unvested to immediately vest and, with respect to all options and stock appreciation rights, to become fully exercisable.

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

Matthew Shatzkes, Chief Legal Officer and General Counsel

On January 28, 2022, Aditxt, Inc. (the “Company”) entered into an employment agreement (the “Employment Agreement”) with Matthew Shatzkes, the Chief Legal Officer and General Counsel of the Company. Pursuant to the Employment Agreement, Mr. Shatzkes will (i) receive a base salary at the annual rate of $385,000 (the “Base Compensation”) payable in bimonthly installments, (ii) receive a one-time sign-on bonus (the “Sign-on Bonus”), (iii) a minimum 2022 quarterly bonus (the “Minimum 2022 Bonus”), and (iv) will be entitled to earn an annual discretionary bonus beginning in fiscal year 2022.

Following the first anniversary of the Employment Agreement (the “Anniversary Date”), in addition to Mr. Shatzkes’ Base Compensation, Mr. Shatzkes will be entitled to a minimum quarterly bonus (the “Subsequent Year Minimum Bonus”). Following the Anniversary Date, in addition to Mr. Shatzkes’ Base Compensation and Subsequent Year Minimum Bonus, Mr. Shatzkes will also be eligible to earn an annual discretionary bonus.

Under the Employment Agreement, Mr. Shatzkes will also receive (i) a restricted stock unit award that will entitle Mr. Shatzkes to receive 150,000 shares of the Company’s common stock which shall vest immediately, and (ii) a restricted stock unit award of an additional 330,000 shares of the Company’s common stock, which shall vest ratably over eight successive equal quarterly installments over a two-year period commencing on March 1, 2022 and ending on December 1, 2023.

The term of Mr. Shatzkes engagement under the Employment Agreement commences on the Effective Date (as defined in the Employment Agreement) and continues until January 16, 2024, unless earlier terminated in accordance with the terms of the Employment Agreement. The term of Mr. Shatzkes’ Employment Agreement is automatically renewed for successive one-year periods until terminated by Mr. Shatzkes or the Company.

Under the Employment Agreement, termination of Mr. Shatzkes by the Company for “Cause,” “Death,” or “Disability,” (as such terms are defined in the Employment Agreement), or resignation by Mr. Shatzkes without “Good Reason” (as defined in the Employment Agreement), will not require the Company to pay severance to Mr. Shatzkes. Upon any such termination, Mr. Shatzkes will be entitled to receive any Accrued Compensation (as defined in the Employment Agreement), which in the case of termination by the Company for Cause or resignation by Mr. Shatzkes for Good Reason will not include payment of pro rata bonus. If, however, termination of Mr. Shatzkes by the Company without “Cause”, resignation by Mr. Shatzkes for “Good Reason” or and a Change of Control (as defined in the Employment Agreement) event occurs, then the Employment Agreement will require the Company to pay severance to Mr. Shatzkes. Upon any such termination, Mr. Shatzkes will be entitled to receive any Accrued Compensation and, subject to Mr. Shatzkes’ execution of an irrevocable release, (i) on the sixtieth day following termination, a lump sum amount equal (a) twelve months of his Base Compensation, Sign-on Bonus and Minimum 2022 Bonus if his Employment Agreement is terminated prior to December 31, 2022, or (b) his Base Compensation and Subsequent Year Minimum Bonus if his Employment Agreement is terminated after December 31, 2022; (ii) provide reimbursement to Mr. Shatzkes’ medical insurance premiums for a period of twelve months following the date of termination; and (iii) notwithstanding any provision of any stock incentive plan, stock option agreement, realization bonus, restricted stock agreement or other agreement relating to capital stock of the Company, cause any equity awards granted prior to that termination that are then outstanding and unvested to immediately vest and, with respect to all options and stock appreciation rights, to become fully exercisable.

To the extent any of the payments or benefits provided for under the Employment Agreement or any other agreement or arrangement between Mr. Shatzkes and the Company (collectively, the “Payments”), (a) constitute an “excess parachute payment” within the meaning of Section 280G (“Section 280G”) of the Internal Revenue Code of 1986, as amended and restated (the “Code”), and (b) would otherwise be subject to the excise tax imposed by Section 4999 of the Code (“Section 4999”), then the Company will pay or provide the greater (whichever gives Mr. Shatzkes the highest net after-tax amount) of (i) all of the Payments or (ii) the portion of Payments not in excess of the greatest amount of Payments that can be paid that would not result in the imposition of the excise tax under Section 4999.

Director Compensation

The Company accrued or paid compensation to its directors for serving in such capacity, as shown in the table below.

Director	Year	Option Awards	Restricted Stock Unit Awards	Fees Earned or Paid in Cash	Total
Amro Albanna	2021	$-	$-	$-	$-
Shahrokh Shabahang, D.D.S., MS, Ph.D.	2021	$-	$-	$-	$-
Brian Brady	2021	$-	$19,435	$15,000	$34,435
Namvar Kiaie	2021	$-	$19,435	$15,000	$34,435
Jeffrey Runge, M.D.	2021	$-	$19,435	$11,000	$30,435

Option awards represent granted options at the fair market value as of the date of grant. Restricted stock unit awards represent granted restricted stock awards at the fair market value as of the grant date.

On September 18, 2021, the Board of Directors adopted a director compensation program for the Company’s independent directors consisting of both cash and equity compensation, beginning in October 2021. The program consists of the following compensation for directors:

Cash Compensation (payable quarterly)

●	Board service - $11,000 per year

●	Chairperson of the Audit Committee – additional $4,000 per year

●	Chairperson of the Compensation Committee – additional $4,000 per year

●	Chairperson of the Nominating and Corporate Governance Committee – additional $4,000 per year

Equity Compensation (payable quarterly)

●	Board service – 5,000 options and 5,750 restricted stock units

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of April 12, 2022, based on 44,714,213 shares issued and outstanding by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) our executive officers and (iv) all directors and executive officers as a group. Shares are beneficially owned when an individual has voting and/or investment power over the shares or could obtain voting and/or investment power over the shares within 60 days of April 12, 2022. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Aditxt, Inc., 737 N. Fifth Street, Suite 200, Richmond, VA 23219.

	Number of shares of Common Stock Beneficially Owned	Percentage
Directors and Officers:
Amro Albanna (1)	1,393,565	3.05%
Shahrokh Shabahang, D.D.S., MS, Ph.D. (2)	1,358,909	3.02%
Corinne Pankovcin (3)	397,970	*	%
Rowena Albanna (4)	419,165	*	%
Brian Brady (5)	31,125	*	%
Namvar Kiaie (6)	21,958	*	%
Jeffrey Runge, M.D. (7)	21,125	*	%
Thomas J. Farley (8)	92,500	*	%
Matthew Shatzkes (9)	232,500	*	%
All directors and executive officers as a group (9 persons)	3,968,817	8.77%

*	Less than 1%

(1)	Includes (i) 600,000 shares issuable pursuant to options that are fully vested or will vest within 60 days of April 12, 2022; (ii) 400,000 shares beneficially owned by the Albanna Family Trust, of which Mr. Albanna is the Trustee; (iii) 355,510 shares directly owned by Mr. Albanna; and (iv) 38,055 Series A Warrants issued as part of the conversion of outstanding accrued compensation through March 31, 2020. Mr. Albanna may be deemed to beneficially own the securities held by his wife Rowena Albanna, the Company’s Chief Operating Officer.

(2)	Includes (i) 1,015,006 beneficially owned by Shabahang-Hatami Family Trust, of which Shahrokh Shabahang, D.D.S., MS, Ph.D. is the Trustee; (ii) warrants to purchase 220,153 shares, including 47,222 Series A Warrants issued as part of the conversion of outstanding accrued compensation through March 31, 2020, and 172,931 warrants beneficially owned by the Shabahang-Hatami Family Trust; (iii) 82,500 shares issuable pursuant to options that are fully vested or will vest within 60 days of April 12, 2022; (iv) 34,375 shares directly owned by Mr. Shabahang; and (v) and 6,875 restricted stock units that will vest within 60 days of April 12, 2022

(3)	Includes (i) 169,220 shares held directly by Ms. Pankovcin; and (ii) 228,750 shares issuable pursuant to options that are fully vested or will vest within 60 days of April 12, 2022.

(4)	Includes (i) 102,360 shares held directly by Ms. Albanna; (ii) 6,250 restricted stock units that will vest within 60 days of April 12, 2022; (iii) 275,000 shares issuable pursuant to options that are fully vested or will vest within 60 days of April 12, 2022; and (iv) 35,555 Series A Warrants issued as part of the conversion of outstanding accrued compensation through March 31, 2020. Ms. Albanna may be deemed to beneficially own the securities held by her husband Amro Albanna, the Company’s Chief Executive Officer.

(5)	Includes (i) 21,125 shares held directly by Mr. Brady; and (ii) 10,000 shares issuable pursuant to options that have vested or will vest within 60 days of April 12, 2022.

(6)	Includes (i) 10,847 shares held directly by Mr. Kiaie; (ii) 1,111 shares issuable upon exercise of Series A Warrants; and (iii) 10,000 shares issuable pursuant to options that have vested or will vest within 60 days of April 12, 2022.

(7)	Includes (i) 2,500 shares held by Biologue, Inc., over which Dr. Runge has voting and dispositive control; (ii) 8,625 shares held directly by Dr. Runge; and (iii) 10,000 shares issuable pursuant to options and restricted stock units that have vested or will vest within 60 days of April 12, 2022.

(8)	Includes (i) 40,000 shares held directly by Mr. Farley; (ii) 7,500 restricted stock units that will vest within 60 days of April 12, 2022; and (iii) 45,000 shares issuable pursuant to options that have vested or will vest within 60 days of April 12, 2022.

(9)	Includes (i) 191,250 shares held directly by Mr. Shatzkes; and (ii) 41,250 restricted stock units that will vest within 60 days of April 12, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as described below and except for employment arrangements which are described under “executive compensation,” since January 1, 2018, there has not been, nor is there currently proposed, any transaction in which we are or were a participant, the amount involved exceeds the lesser of $120,000 or 1% of the average of the total assets at December 31, 2021 and 2020, and any of our directors, executive officers, holders of more than 5% of our common stock or any immediate family member of any of the foregoing had or will have a direct or indirect material interest.

During the years ended December 31, 2019 and 2018, Rowena Albanna, the wife of Amro Albanna, our Chief Executive Officer, provided the Company with operations consulting services. In July 2020, Ms. Albanna joined the Company as its Chief Operating Officer. As of December 31, 2018, $112,000 was accrued as compensation. An additional $180,000 was expensed as compensation during the year ended December 31, 2019, and $17,000 was paid on the accrued balance. As of December 31, 2019, $275,000 remained accrued and outstanding.

On January 22, 2018, the Company issued an unsecured promissory note to Sekris for $40,000 that accrued interest of 4% annually. The note was due on the earlier of July 22, 2018 or in the event of default, as defined in the agreement. This note has been repaid as of December 31, 2019.

On February 12, 2018, the Company issued an unsecured promissory note to Sekris for $50,000 that accrued interest of 4% annually. The note was due on the earlier of August 12, 2018 or in the event of default, as defined in the agreement. This note has been repaid as of December 31, 2019.

On March 2, 2018, the Company issued an unsecured promissory note to Sekris for $10,000 that accrued interest of 4% annually. The note was due on the earlier of September 2, 2018 or in the event of default, as defined in the agreement. This note has been repaid as of December 31, 2019.

On March 8, 2018, we entered into an Assignment Agreement (the “Assignment Agreement”) with Sekris. See “Summary—Overview—License Agreement with Loma Linda University.” Dr. Shabahang, our Chief Innovative Officer, was the Chief Executive Officer of Sekris. Sekris was subsequently dissolved in 2019.

On March 8, 2018, we issued a warrant to purchase up to 500,000 shares of our common stock to Sekris. On March 2, 2018, we issued a 4% unsecured promissory note to Sekris in the principal amount of $10,000. Principal and interest was due on September 2, 2018 or immediately upon an event of default. On February 12, 2018, we issued a 4% unsecured promissory note to Sekris in the principal amount of $50,000. Principal and interest was due on August 12, 2018 or immediately upon an event of default. On January 22, 2018, we issued a 4% unsecured promissory note to Sekris in the principal amount of $40,000. Principal and interest was due on July 22, 2018 or immediately upon an event of default.

On June 18, 2018, the Company issued an unsecured promissory note to Sekris for $17,502 that accrued interest of 4% annually. The note was due on the earlier of December 18, 2018 or in the event of default, as defined in the agreement. This note has been repaid as of December 31, 2019.

On January 1, 2019, we entered into a consulting agreement with Rowena Albanna, the wife of Amro Albanna, our Chief Executive Officer, to perform operations consulting services. As part of this agreement, we pay Ms. Albanna $15,000 per month for her services. This agreement terminated on June 30, 2020. In July 2020, Ms. Albanna joined the Company as its Chief Operating Officer.

On March 21, 2019, we issued a promissory note to Dr. Shabahang, our Chief Innovative Officer. The note has a principal amount of $10,000, was due on September 21, 2019, and bears an interest rate of 4% per year. This note remains outstanding.

During the year ended December 31, 2019, we assumed an aggregate of $189,625 of liabilities from Sekris in exchange for the return of 94,813 shares of our common stock.

On January 20, 2020, we issued a promissory note to Brian Brady, a member of our board of directors. The note has a principal amount of $50,000, was due on the earlier of April 19, 2020 or within 10 days of the closing of our initial public offering. This note carried an original issue discount of $25,000. The note was amended on April 23, 2020 to extend the maturity date to the earlier of June 30, 2020 or within 10 days of the closing of our initial public offering. This note was repaid in July 2020.

In July 2020, we issued units of securities to the related parties listed below in conversion of their outstanding accrued compensation through March 31, 2020. The units were the same type and form of the units offered in the IPO.

●	38,055 units to Amro Albanna, our Chairman and Chief Executive Officer, in conversion of $342,500 in accrued compensation through March 31, 2020;

●	47,222 units to Shahrokh Shabahang, D.D.S., MS, Ph.D., our Chief Innovation Officer and Director, in conversion of $425,000 in accrued compensation through March 31, 2020; and

●	35,555 units to Rowena Albanna, the wife of our Chief Executive Officer and an independent contractor providing services to the Company, in conversion of $320,000 in accrued compensation through March 31, 2020. In July 2020, Ms. Albanna joined the Company as its Chief Operating Officer.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

Item 14. Principal Accounting Fees and Services

dbbmckennon acted as the Company’s independent registered public accounting firm for the years ended December 31, 2021 and 2020 and for the interim periods in such fiscal years. The following table shows the fees that were incurred by the Company for audit and other services provided by dbbmckennon for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
Audit Fees (a)	$99,065	$76,076
Tax Fees (b)	$-	$-
Other Fees (c)	$35,518	$55,104
Total	$134,583	$131,180

(a)	Audit fees represent fees for professional services provided in connection with the audit of the Company’s annual financial statements and the review of its financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory or regulatory filings.

(b)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

(c)	Other fees represent fees related to our filing of certain Registration Statements.

Pre-Approval Policies and Procedures

All audit related services, tax services and other services rendered by dbbmckennon were pre-approved by the Company’s Board of Directors. Commencing in 2020, the Audit Committee was charged with all pre-approval activities with respect to the Company’s independent registered public accounting firm. The Audit Committee has adopted a pre-approval policy that provides for the pre-approval of all services performed for the Company by its independent registered public accounting firm. Our independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval policy, and the fees for the services performed to date.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3)	Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Exchange Agreement, dated as of December 28, 2021 by and between AiPharma Group Ltd. and Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 28, 2021)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
3.2	Certificate of Amendment, dated June 29, 2020 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2020)
3.3	Amended and Restated Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
3.4	Certificate of Designation Series A Preferred Stock (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-248491)
3.5	Certificate of Amendment, filed with the Secretary of State of the State of Delaware on May 24, 2021 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 25, 2021)
3.6	Certificate of Amendment, dated July 6, 2021 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 8, 2021)
4.1	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 25, 2021)
4.2	Form the Company’s common stock certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)

4.3	Form of Series A-1 Warrant Agent Agreement (including the terms of the Series A-1 Warrant) (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-248491)
4.4	Form of Series B-1 Warrant Agent Agreement (including the terms of the Series B-1 Warrant) (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-248491)
4.5	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
10.1	Form of Promissory Note issued to Sekris Biomedical, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.2	Warrant, dated March 8, 2018, issued to Sekris Biomedical, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.3	Form of Private Placement Subscription Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.4	Patent Licensing Agreement, dated February 3, 2020 (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.5	Patent and Technology License Agreement, dated March 15, 2018 between Loma Linda University and Aditx Therapeutics, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.6	Amendment Agreement to the Patent and Technology License Agreement, dated July 1, 2020 by and between Loma Linda University and Aditx Therapeutics, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2020)
10.7	2017 Equity Incentive Plan and forms of award agreements thereunder (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.8	Consulting Agreement, dated March 1, 2018 between Aditx Therapeutics, Inc. and Canyon Ridge Development LLC d/b/a Mission Critical Solutions International (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.9	Form of July 2018 Securities Purchase Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.10	Form of July 2018 Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.11	Form of April 2018 Promissory Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.12	Form of March 2019 Promissory Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.13	Form of October 2019 Securities Purchase Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.14	Form of October 2019 Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.15	Form of January 2020 Note Purchase Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.16	Form of January 2020 Private Placement Promissory Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.17	Consulting Agreement by and between the Company and Salveo Diagnostics, Inc., dated November 18, 2020 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 23, 2020)
10.18	Form of Senior Secured Convertible Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)
10.19	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)
10.20	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)
10.21	Form of Registration Rights Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)
10.22	Employment Agreement, dated as of February 24, 2021, by and between the Company and Amro Albanna (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 26, 2021)

10.23	2021 Omnibus Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 26, 2021)
10.24	Lease Agreement, dated as of May 4, 2021, by and between LS Biotech Eight, LLC as Landlord, and Aditxt Therapeutics, Inc., as Tenant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 10, 2021)
10.25	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
10.26	Placement Agency Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
10.27	Form of Placement Agent Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
10.28	Waiver and Defeasance Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
10.29	Secured Credit Agreement, dated as of August 27, 2021, by and among AiPharma, AiPharma Holdings Limited, AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.30	Security Agreement, dated as of August 27, 2021 by and between AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.31	Security Agreement, dated as of August 27, 2021 by and between AiPharma Limited and the Company (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.32	Security Agreement – AiPharma Limited and Aditxt (BVI Law) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.33	Floating Charge (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.34	Transaction Agreement, dated as of October 4, 2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.35	First Amendment to Secured Credit Agreement with AiPharma Global Holdings LLC dated October 18, 2021 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.36	Second Amendment to Secured Credit Agreement with AiPharma Global Holdings LLC dated October 27, 2021 (incorporated by reference to the Registrant’s Original Form 10-K for the year ended December 31, 2021 filed on March 31, 2022)
10.37	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Amro Albanna, Chief Executive Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.38	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Corinne Pankovcin, President and Secretary (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.39	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Thomas Farley, Chief Financial Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.40	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Shahrokh Shabahang, Chief Innovation Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.41	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Rowena Albanna, Chief Operating Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.42	Form of Warrant Reduction and Release Agreement dated as of November 24, 2021 (incorporated by reference to the Registrant’s Original Form 10-K for the year ended December 31, 2021 filed on March 31, 2022)

10.43	First Amendment to Transaction Agreement dated November 30, 2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Original Form 10-K for the year ended December 31, 2021 filed on March 31, 2022)
10.44	Third Amendment to Secured Credit Agreement dated November 30, 2021, by and among AiPharma, AiPharma Holdings Limited, AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Original Form 10-K for the year ended December 31, 2021 filed on March 31, 2022)
10.45	Second Amendment to Transaction Agreement dated December 7, 2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Original Form 10-K for the year ended December 31, 2021 filed on March 31, 2022)
10.46#	Secured Credit Agreement, dated as of December 8, 2021, by and among the Company and the Target Company (incorporated by reference to the Registrant’s Original Form 10-K for the year ended December 31, 2021 filed on March 31, 2022)
10.47	Third Amendment to Transaction Agreement dated December 17, 2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Original Form 10-K for the year ended December 31, 2021 filed on March 31, 2022)
10.48	Fifth Amendment to Secured Credit Agreement dated December 22, 2021, by and among AiPharma, AiPharma Holdings Limited, AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Original Form 10-K for the year ended December 31, 2021 filed on March 31, 2022)
10.49	Sixth Amendment to Secured Credit Agreement dated December 28, 2021, by and among AiPharma, AiPharma Holdings Limited, AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Original Form 10-K for the year ended December 31, 2021 filed on March 31, 2022)
10.50	Employment Agreement between Aditxt, Inc. and Matthew Shatzkes, Chief Legal Officer and General Counsel (incorporated by reference to the Registrant’s Original Form 10-K for the year ended December 31, 2021 filed on March 31, 2022)
10.51*	Forbearance Agreement and Seventh Amendment to Secured Credit Agreement dated as of February 14, 2022 by and among the Company, Cellvera Global Holdings LLC, Cellvera Holdings Ltd., Cellvera Asia Limited
10.52	Fourth Amendment to Transaction Agreement dated December 22,2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Original Form 10-K for the year ended December 31, 2021 filed on March 31, 2022)
10.53*	Series C Warrant Agent Agreement dated December 1, 2021
10.54*	Form of Placement Agent Warrant dated January 25, 2021
23.1	Consent of dbbmckennon, independent registered public accounting firm (incorporated by reference to the Registrant’s Original Form 10-K for the year ended December 31, 2021 filed on March 31, 2022)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive, Financial, and Accounting Officers under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
#	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of April 2022.

Aditxt, Inc.

By:	/s/ Amro Albanna
	Name:	Amro Albanna
	Title:	Chief Executive Officer and Director

Signature	Title	Date

/s/ Amro Albanna	Chief Executive Officer and Director	April 15, 2022
Amro Albanna	(Principal Executive Officer)

/s/ Corinne Pankovcin	President	April 15, 2022
Corinne Pankovcin

/s/ Thomas J. Farley	Chief Financial Officer	April 15, 2022
Thomas J. Farley	(Principal Financial and Accounting Officer)

/s/ Brian Brady	Director	April 15, 2022
Brian Brady

	Director	April 15, 2022
Namvar Kiaie

/s/ Jeffrey W. Runge, M.D.	Director	April 15, 2022
Jeffrey W. Runge, M.D.

	Chief Innovation Officer and Director	April 15, 2022
Shahrokh Shabahang