Form 10-Q
period 2022-03-31
Aditxt, Inc.
filed 2022-05-16
CIK 1726711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 13, 2022, the registrant had 44,826,641 and 44,725,838 shares of common stock, $0.001 par value per share, issued and outstanding, respectively.

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

ii

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ADITXT, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash	$2,115,206	$7,872,061
Accounts receivable	248,777	89,844
Prepaid expenses	534,943	460,102
Note receivable	500,000	500,000
Inventory	1,041,955	494,697
TOTAL CURRENT ASSETS	4,440,881	9,416,704

Fixed assets, net	2,318,247	2,267,297
Intangible assets, net	187,250	214,000
ROU asset - long term	3,883,781	4,097,117
Deposits	446,837	379,250
Other assets	515,104	289,539
TOTAL ASSETS	$11,792,100	$16,663,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,559,122	$1,575,543
Financing on fixed assets – current	626,290	700,433
Deferred rent	191,118	186,058
Lease liability - current	1,137,980	1,145,126
TOTAL CURRENT LIABILITIES	4,514,510	3,607,160

Financing on fixed assets - long term	-	110,041
Lease liability - long term	2,554,683	2,765,933

TOTAL LIABILITIES	7,069,193	6,483,134

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 3,000,000 shares authorized, zero shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 44,826,641 and 44,530,486 shares issued and 44,725,838 and 44,429,683 shares outstanding, respectively	44,830	44,534
Treasury stock, 100,803 and 100,803 shares, respectively	(201,605)	(201,605)
Additional paid-in capital	78,291,632	77,690,653
Accumulated deficit	(73,411,950)	(67,352,809)
TOTAL STOCKHOLDERS’ EQUITY	4,722,907	10,180,773

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,792,100	$16,663,907

See accompanying notes to the condensed financial statements.

ADITXT, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
REVENUE
Sales	$210,279	$-
Cost of goods sold	188,071	-
Gross Profit	22,208	-

OPERATING EXPENSES
General and administrative expenses, including $451,987 and $1,464,902, in stock-based compensation, respectively	4,624,158	5,098,517
Research and development expenses, including $149,288, and $0 in stock-based compensation, respectively	1,428,382	935,952
Sales and marketing expenses, including $0, and $0 in stock-based compensation, respectively	86,599	58,563
Total operating expenses	6,139,139	6,093,032

NET LOSS FROM OPERATIONS	(6,116,931)	(6,093,032)

OTHER INCOME (EXPENSE)
Interest expense	(15,210)	(16,803)
Interest income	14,040	249
Other income	58,960	-
Amortization of debt discount	-	(270,081)
Total other income (expense)	57,790	(286,635)

Net loss before income taxes	(6,059,141)	(6,379,667)
Income tax provision	-	-

NET LOSS	$(6,059,141)	$(6,379,667)

Net loss per share - basic and diluted	$(0.14)	$(0.30)

Weighted average number of shares outstanding during the period - basic and diluted	44,580,713	13,829,124

See accompanying notes to the condensed financial statements.

ADITXT, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Preferred Shares Outstanding	Preferred Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2021	-	$-	44,429,683	$44,534	$(201,605)	$77,690,653	$(67,352,809)	$10,180,773

Stock option and warrant compensation	-	-	-	-	-	219,885	-	219,885

Issuance of restricted stock units for compensation	-	-	287,155	287	-	(287)	-	-

Restricted stock unit compensation	-	-	-	-	-	377,671	-	377,671

Issuance of shares for services	-	-	9,000	9	-	3,710	-	3,719

Net loss	-	-	-	-	-	-	(6,059,141)	(6,059,141)

Balance March 31, 2022	-	$-	44,725,838	$44,830	$(201,605)	$78,291,632	$(73,411,950)	$4,722,907

See accompanying notes to the condensed financial statements.

ADITXT, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Preferred Shares Outstanding	Preferred Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2020	-	$-	12,973,692	$13,078	$(201,605)	$32,079,187	$(20,879,178)	$11,011,482

Exercise of warrants	-	-	1,163,556	1,164	-	3,717,792	-	3,718,956

Issuance of shares for services	-	-	18,000	18	-	51,222	-	51,240

Issuance of shares for compensation	-	-	335,000	335	-	1,111,865	-	1,112,200

Stock option and warrant compensation	-	-	-	-	-	301,462	-	301,462

Fair value of warrants issued with convertible note payable	-	-	-	-	-	1,322,840	-	1,322,840

Warrant consideration for convertible note offering costs	-	-	-	-	-	231,316	-	231,316

Net loss	-	-	-	-	-	-	(6,379,667)	(6,379,667)

Balance March 31, 2021	-	$-	14,490,248	$14,595	$(201,605)	$38,815,684	$(27,258,845)	$11,369,829

ADITXT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,059,141)	$(6,379,667)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	601,275	1,464,902
Depreciation expense	96,852	66,243
Amortization of intangible assets	26,750	26,384
Amortization of debt discount	-	270,081
Changes in operating assets and liabilities:
Prepaid expenses	(74,841)	(233,011)
Deposits	(67,587)	-
Accounts payable and accrued expenses	983,579	731,339
Accounts receivable	(158,933)	-
Inventory	(547,258)	-
Net cash used in operating activities	(5,199,304)	(4,053,729)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(147,802)	(486,450)
Tenant improvement allowance receivable	(211,661)	-
Notes receivable and accrued interest	(13,904)	-
Net cash used in investing activities	(373,367)	(486,450)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable	-	5,000,000
Discount on convertible note payable from offering costs	-	(526,460)
Proceeds from exercise of warrants	-	3,718,956
Payments on financing on fixed asset	(184,184)	(108,107)
Net cash (used in) provided by financing activities	(184,184)	8,084,389

NET (DECREASE) INCREASE IN CASH	(5,756,855)	3,544,210

CASH AT BEGINNING OF PERIOD	7,842,061	10,500,826

CASH AT END OF PERIOD	$2,115,206	$14,045,036

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Original offering discount on note payable	$-	$1,000,000
Debt discount from warrants issued with convertible note payable	$-	$1,322,840
Debt discount from warrant consideration for convertible debt offering costs	$-	$231,316
Liability recognized for financed assets	$-	$821,862

See accompanying notes to the condensed financial statements.

ADITXT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Company Background

Overview

Aditxt, Inc. (“Aditxt” or the “Company”), formerly known as Aditx Therapeutics, Inc., was incorporated in the State of Delaware on September 28, 2017, and the Company’s headquarters are located in Richmond, VA. The Company is a biotech innovation company with a mission of prolonging life and enhancing its quality by improving the health of the immune system.

The Company is developing biotechnologies specifically focused on improving the health of the immune system through immune reprogramming and monitoring. The Company’s immune reprogramming technologies are currently at the pre-clinical stage and are designed to retrain the immune system to induce tolerance with an objective of addressing rejection of transplanted organs, autoimmune diseases, and allergies. The Company’s immune monitoring technologies are designed to provide a personalized comprehensive profile of the immune system, and the Company plans to utilize them in its upcoming reprogramming clinical trials to monitor subjects’ immune response before, during and after drug administration.

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

On October 18, 2021, the Company entered into an underwriting agreement with Revere Securities LLC, relating to the public offering (the “October 2021 Offering”) of 2,833,333 shares of the Company’s common stock (the “Shares”) by the Company. The Shares were offered, issued, and sold at a price to the public of $1.50 per share under a prospectus supplement and accompanying prospectus filed with the SEC pursuant to an effective shelf registration statement filed with the SEC on Form S-3 (File No. 333-257645), which was declared effective by the SEC on July 13, 2021. The October 2021 Offering closed on October 20, 2021 for gross proceeds of $4.25 million. The Company utilized a portion of the proceeds, net of underwriting discounts of approximately $3.91 million from the October 2021Offering to fund certain obligations under the Credit Agreement. (See Note 4)

On December 6, 2021, we completed an offering for net proceeds of $16.0 million. As part of this offering, we issued 8,246,430 units consisting of shares of the Company’s common stock and warrant to purchase shares of the Company’s common stock and 8,328,570 prefunded warrants. The warrant issued as part of the units had an exercise price of $1.15 and the prefunded warrants had an exercise price of $0.001.

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

NOTE 2 – GOING CONCERN ANALYSIS

Management Plans

The Company was incorporated on September 28, 2017 and has not generated significant revenues to date. During the three months ended March 31, 2022, the Company had a net loss of $6,059,141 and negative cash flow from operating activities of $5,199,304. As of March 31, 2022 the Company’s cash balance was $2,115,206. The Company has $67.3 million of remaining availability, subject to regulatory requirements, to raise future funds pursuant to an effective shelf registration statement filed with the SEC on Form S-3 declared effective on July 13, 2021. However, factors such as stock price, volatility, trading volume, market conditions, demand and regulatory requirements may adversely affect the Company’s ability to raise capital in an efficient manner.

Because of these factors, the Company believes that this creates substantial doubt with the Company’s ability to continue as a going concern.

The condensed financial statements included in this report do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein. The Company’s ability to continue as a going concern is dependent upon the ability to complete clinical studies and implement the business plan, generate sufficient revenues and to control operating expenses. In addition, the Company is consistently focused on raising capital, strategic acquisitions and alliances, and other initiatives to strengthen the Company.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying condensed financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2022 and March 31, 2021. Although management believes that the disclosures in these unaudited condensed financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in condensed financial statements that have been prepared in accordance U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any future interim periods.

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates underlying the condensed financial statements include the fair value of stock options and warrants.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of March 31, 2022 and 2021, there was no allowance for doubtful accounts deemed necessary.

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

2) Identify the performance obligations in the contract

3) Determine the transaction price

4) Allocate the transaction price to performance obligations in the contract

5) Recognize revenue when or as the Company satisfies a performance obligation

Revenues reported from services provided by the AditxtScore™ division are recognized when the AditxtScore™ report is delivered to the customer. The services performed include the analysis of specimens received in Aditxt’s CLIA laboratory and the generation of results which are then delivered upon completion.

Fees per test in the client payer channel are determined based on contractual arrangements with our customers. Generally, client revenues are recorded based on the number of AditxtScore™ reports delivered at the contractual rate per test.

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

Patents

The Company incurs fees from patent licenses, which are expensed as incurred. During the three months ended March 31, 2022 and March 31, 2021, the Company incurred patent licensing fees for the patents of $225,013 and $69,360, respectively.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance. During the three months ended March 31, 2022 and March 31, 2021, the Company incurred research and development costs of $1,428,382 and $935,952, respectively.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of March 31, 2022, 2,235,466 stock options, 1,028,650 unvested restricted stock units, and 30,012,614 warrants were excluded from dilutive earnings per share as their effects were anti-dilutive. As of March 31, 2021, 2,143,000 stock options and 5,463,715 warrants were excluded from dilutive earnings per share as their effects were anti-dilutive.

Recent Accounting Pronouncements

The FASB issues ASUs to amend the authoritative literature in ASC. There have been several ASUs to date, including those above, that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact on our condensed financial statements.

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

In connection with the contemplated acquisition with Cellvera Global, the Company entered into a secured credit agreement dated August 27, 2021 (the “Credit Agreement”) with Cellvera Global and certain affiliated entities (collectively, the “Borrower”), pursuant to which the Company made a secured loan to Cellvera Global in the principal amount of $6.5 million (the “Loan”). The Loan was funded on August 31, 2021, following the closing of the Company’s August 2021 Offering. The Loan bears interest at a rate of 8% per annum and matured on November 30, 2021. The Loan is secured by certain accounts receivable and other assets of Cellvera Global and certain of its affiliates. The Credit Agreement also contains certain covenants that prohibit Cellvera Global from incurring additional indebtedness, incurring liens or making any dispositions of its property.

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

Pursuant to the Forbearance Agreement, the Company agreed to forbear from exercising its rights and remedies against Cellvera Global and certain affiliated guarantor parties until the earlier of (i) June 30, 2022 or (ii) the date of occurrence of any event of default under the Forbearance Agreement (the “Forbearance Period”). Given that the parties continue to conduct due diligence in connection with the Share Exchange Agreement the Company and Cellvera Global also agreed that should the initial closing occur under the Share Exchange Agreement, the existing event of default will be waived. Under the Forbearance Agreement, the Company and Cellvera Global also agreed to certain amendments to the Credit Agreement, including, but not limited to: (i) the delivery by the Borrower of certain financial statements and forecasts, and (ii) certain regularly scheduled payments to be made by Cellvera Global to the Company during the Forbearance Period. As of the date these financial statements were available to be issued; the regularly scheduled payments under the Forbearance Agreement were not made, and the note receivable remains fully impaired.

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

As of March 31, 2022, the outstanding principal of the Target Company Loan is $500,000 and the accrued interest on the Loan is $16,425.

NOTE 5 – FIXED ASSETS

The Company’s fixed assets include the following on March 31, 2022:

	Cost Basis	Accumulated Depreciation	Net
Computers	$370,607	$(105,150)	$265,457
Lab Equipment	2,366,240	(374,182)	1,992,058
Office Furniture	56,656	(3,951)	52,705
Other Fixed Assets	8,605	(578)	8,027
Total Fixed Assets	$2,802,108	$(483,861)	$2,318,247

The Company’s fixed assets include the following on December 31, 2021:

	Cost Basis	Accumulated Depreciation	Net
Computers	$312,489	$(75,053)	$237,436
Lab Equipment	2,240,252	(306,688)	1,933,564
Office Furniture	90,757	(4,857)	85,900
Other Fixed Assets	10,809	(412)	10,397
Total Fixed Assets	$2,654,307	$(387,010)	$2,267,297

Depreciation expense was $96,852 and $66,243, for the three months ended March 31, 2022 and 2021, respectively. None of the Company’s fixed assets serve as collateral against any loans as of March 31, 2022 and December 31, 2021, other than those subject to the financed asset liability.

NOTE 6 – INTANGIBLE ASSETS

The Company’s intangible assets include the following on March 31, 2022:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(133,750)	$187,250
Total Intangible Assets	$321,000	$(133,750)	$187,250

The Company’s intangible assets include the following on December 31, 2021:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(107,000)	$214,000
Total Intangible Assets	$321,000	$(107,000)	$214,000

Amortization expense was $26,750 and $26,384 for the three months ended March 31, 2022 and 2021, respectively. None of the Company’s intangible assets serve as collateral against any loans as of March 31, 2022, and December 31, 2021.

NOTE 7 – RELATED PARTY TRANSACTIONS

On January 26, 2022, the Company granted 480,000 restricted stock units to an officer of the Company pursuant to the Company’s 2021 Equity Incentive Plan. The Company recognized $87,420 in stock-based compensation for the issuance of these vested and unvested restricted stock units during the period ended March 31, 2022. (Note 9)

NOTE 8 – LEASES

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on March 31, 2022 and December 31, 2021 for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Lease Costs

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Components of total lease costs:
Operating lease expense	$322,495	$124,614
Total lease costs	$322,495	$124,614

Lease Positions as of March 31, 2022 and December 31, 2021

ROU lease assets and lease liabilities for our operating leases are recorded on the balance sheet as follows:

	March 31, 2022	December 31, 2021
Assets
Right of use asset – long term	$3,883,781	$4,097,117
Total right of use asset	$3,883,781	$4,097,117

Liabilities
Operating lease liabilities – short term	$1,137,980	$1,145,126
Operating lease liabilities – long term	2,554,683	2,765,933
Total lease liability	$3,692,663	$3,911,059

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating leases	2.30
Weighted average discount rate – operating leases	8.00%

NOTE 9 – STOCKHOLDERS’ EQUITY

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

During the three months ended March 31, 2022, the Company issued 9,000 shares of common stock and recognized expense of $3,719 in stock-based compensation for consulting services. The Company also granted 582,200 Restricted Stock Units, of which 287,850 vested and resulted in the issuance of shares. As a result, the Company recognized expense of $377,671 in stock-based compensation. The stock-based compensation for shares issued or RSU’s granted during the period were valued based on the fair market value on the date of grant.

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

Preferred Stock

The Company is authorized to issue 3,000,000 shares of preferred stock, par value $0.001 per share. There were no shares of preferred stock outstanding as of March 31, 2022 and December 31, 2021, respectively.

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

During the three months ended March 31, 2022 and 2021, the Company granted no new options.

The following is an analysis of the stock option grant activity under the Plan:

Vested and Nonvested Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2021	2,235,466	$3.40	6.74
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	-	-	-
Outstanding March 31, 2022	2,235,466	$3.40	6.50

Nonvested Stock Options	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2020	453,125	$2.17
Granted	-	-
Vested	(116,875)	2.17
Forfeited	-	-
Nonvested on March 31, 2022	336,250	$2.18

The Company recognized stock-based compensation expense related to options granted and vesting expense of $193,624 during the three months ended March 31, 2022, of which $133,660 is included in general and administrative expenses and $59,964 is included in research and development expenses in the accompanying statements of operations. The remaining value to be expensed is $777,456 with a weighted average vesting term of 0.62 years as of March 31, 2022. The Company recognized stock-based compensation expense related to options issued and vesting of $211,579 during the three months ended March 31, 2021, which is included in general and administrative expenses in the accompanying statements of operations.

Warrants

During the three months ended March 31, 2022 the Company granted no new warrants. During the three months ended March 31, 2021, the Company granted 875,000 warrants.

For the three months ended March 31, 2022 there were no new warrants granted, therefore no fair value was assigned. For the three months ended March 31, 2021, the fair value of each warrant granted was estimated using the assumption ranges and/or factors in the Black-Scholes Model as follows:

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

The Company recognizes warrant forfeitures as they occur as there is insufficient historical data to accurately determine future forfeitures rates.

A summary of warrant issuances are as follows:

Vested and Nonvested Warrants	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2021	30,069,964	$1.67	4.38
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	(57,350)	5.79	-
Outstanding March 31, 2022	30,012,614	$1.66	4.27

Nonvested Warrants	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2021	4,628,334	$1.51
Granted	-	-
Vested	(4,598,334)	1.50
Forfeited	-
Nonvested on March 31, 2022	30,000	$1.92

The Company recognized stock-based compensation expense related to warrants granted and vesting expense of $26,262 and $89,883 during the three months ended March 31, 2022 and March 31, 2021, respectively, which is included in general and administrative in the accompanying Statements of Operations. The remaining value to be expensed is $78,787 with a weighted average vesting term of 0.50 years as of March 31, 2022.

Restricted Stock Units

A summary of Restricted Stock Units (“RSUs”) issuances are as follows:

Nonvested RSUs	Number	Weighted Average Price
Nonvested December 31, 2021	778,250	$1.92
Granted	582,200	0.45
Vested	(287,850)	1.00
Forfeited	(43,950)	2.00
Nonvested March 31, 2022	1,028,650	$1.35

The Company recognized stock-based compensation expense related to RSUs granted and vesting expense of $377,671 and zero during the three months ended March 31, 2022 and March 31, 2021, respectively, of which, $288,346 is included in general and administrative and $89,325 is included in research and development in the accompanying Statements of Operations. The remaining value to be expensed is $1,197,321 with a weighted average vesting term of 0.97 years as of March 31, 2022.

During the three months ended March 31, 2022, the Company granted a total of 582,200 RSUs. As of March 31, 2022, 287,850 of these RSUs vested and the Company issued 287,850 shares of common stock for the 287,850 vested RSUs.

NOTE 10 – INCOME TAXES

The Company has incurred losses since inception. During the nine months ended March 31, 2022, the Company did not provide any provision for income taxes as the Company incurred losses during such period. The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. In assessing the need for a valuation allowance, the Company has considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, the Company has recorded a full valuation allowance for its net deferred tax assets as of March 31, 2022.

As of March 31, 2022, the Company did not have any amounts recorded pertaining to uncertain tax positions.

NOTE 11 – SUBSEQUENT EVENTS

Cellvera Global:

On April 4, 2022, the Company and Cellvera Global entered into a Forbearance Agreement and Eighth Amendment to the Credit Agreement (the “April Forbearance Agreement”) pursuant to which among other things (i) the Company agreed to extend the forbearance period until the earlier of March 31, 2023 or the date of occurrence of any event of default under the April Forbearance Agreement, (ii) Cellvera Global shall be permitted to factor certain receivables, and (iii) certain conforming changes were made relating to the Revenue Sharing Agreement (as defined below). In connection with the Forbearance Agreement, the Company entered into a series of security agreements with Cellvera Global (the “Security Agreements”) and certain affiliated entities pursuant to which Cellvera Global enhanced the Company’s security interest in connection with the Credit Agreement. In addition, and as a condition to entering into the April Forbearance Agreement, the Company required that Cellvera Global enter into a Revenue Sharing Agreement (the “Revenue Sharing Agreement”), pursuant to which, among other things, Cellvera Global agreed to pay the Company a certain portion of its revenues up to the aggregate amount of $30 million.

Concurrently with the execution of the April Forbearance Agreement and the Revenue Sharing Agreement, the Company and AiPharma Group, Ltd. entered into an Amendment to the Share Exchange Agreement (the “Share Exchange Amendment”) which amended the Share Exchange Agreement to, among other things: (i) modify the financial statements required to be delivered by AiPharma Group, Ltd. at the initial closing to include the unaudited financial statements for the three months ended March 31, 2022 and 2021, (ii) permit the Company to amend its Certificate of Incorporation without the consent of AiPharma Group, Ltd. in order to effect a reverse stock split of the Company’s common stock, if necessary, in order to maintain its listing on the Nasdaq Capital Market, and (iii) make certain other conforming changes related to the March Forbearance Agreement and Revenue Sharing Agreement.

Common stock offering:

On May 14, 2022, the Company entered into a securities purchase agreement (the “May 2022 Purchase Agreement”) with an accredited investor, pursuant to which the Company agreed to issue and sell an aggregate of 8,333,334 shares of the Company’s common stock (the “Shares”) at a per share purchase price of $0.30 for gross proceeds to the Company of $2.5 million. For each Share purchased, the investor also received a warrant to purchase one share of the Company’s common stock (the “Warrants”). The Warrants have an exercise price of $0.33 per share and are exercisable for a term of five years commencing six months from the date of closing.  Pursuant to the May 2022 Purchase Agreement, the Company agreed to file a registration statement registering the Shares and the shares of common stock underlying the Warrants within sixty days after the closing. The closing is expected to occur on or about May 20, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the section entitled “Risk Factors” in Part II, Item 1A.

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

Pursuant to the LLU License Agreement, we are required to pay an annual license fee to LLU. Also, we paid LLU $455,000 in July 2020 for outstanding milestone payments and license fees. We are also required to pay to LLU milestone payments in connection with certain development milestones. Specifically, we are required to make the following milestone payments to LLU: $175,000 on March 31, 2022; $100,000 on March 31, 2024; $500,000 on March 31, 2026; and $500,000 on March 31, 2027. In lieu of the $175,000 milestone payment due on March 31, 2022, the Company paid LLU an extension fee of $100,000. Upon payment of this extension fee, an additional year will be added for the March 31, 2022 milestone. Additionally, as consideration for prior expenses incurred by LLU to prosecute, maintain and defend the LLU Patent and Technology Rights, we made the following payments to LLU: $70,000 at the end of December 2018, and a final payment of $60,000 at the end of March 2019. We are required to defend the LLU Patent and Technology Rights during the term of the LLU License Agreement. Additionally, we will owe royalty payments of (i) 1.5% of Net Product Sales (as such terms are defined under the LLU License Agreement) and Net Service Sales on any Licensed Products (defined as any finished pharmaceutical products which utilizes the LLU Patent and Technology Rights in its development, manufacture or supply), and (ii) 0.75% of Net Product Sales and Net Service Sales for Licensed Products and Licensed Services (as such terms are defined under the LLU License Agreement) not covered by a valid patent claim for technology rights and know-how for a three (3) year period beyond the expiration of all valid patent claims. We also are required to produce a written progress report to LLU, discussing our development and commercialization efforts, within 45 days following the end of each year. All intellectual property rights in and to LLU Patent and Technology Rights shall remain with LLU (other than improvements developed by or on our behalf).

The LLU License Agreement shall terminate on the last day that a patent granted to us by LLU is valid and enforceable or the day that the last patent application licensed to us is abandoned. The LLU License Agreement may be terminated by mutual agreement or by us upon 90 days written notice to LLU. LLU may terminate the LLU License Agreement in the event of (i) non-payments or late payments of royalty, milestone and license maintenance fees not cured within 90 days after delivery of written notice by LLU, (ii) a breach of any non-payment provision (including the provision that requires us to meet certain deadlines for milestone events (each, a “Milestone Deadline”)) not cured within 90 days after delivery of written notice by LLU and (iii) LLU delivers notice to us of three or more actual breaches of the LLU License Agreement by us in any 12-month period. Additional Milestone Deadlines include: (i) the requirement to have regulatory approval of an IND application to initiate first-in-human clinical trials on or before March 31, 2022, which has been extended to March 31, 2023 due to payment of a $100,000 extension fee paid in March 2022, (ii) the completion of first-in-human (phase I/II) clinical trials by March 31, 2024, (iii) the completion of Phase III clinical trials by March 31, 2026 and (iv) biologic licensing approval by the FDA by March 31, 2027.

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

We were obligated to pay and paid a fee of $25,000 to Stanford within 60 days of February 3, 2020. We also issued 18,750 shares of the Company’s common stock to Stanford. An annual licensing maintenance fee is payable by us on the first anniversary of the February 2020 License Agreement in the amount of $40,000 for 2021 through 2024 and $60,000 starting in 2025 until the license expires upon the expiration of the patent. The Company is required to pay and has paid $25,000 for the issuances of certain patents. The Company will pay milestone fees of $50,000 on the first commercial sales of a licensed product and $25,000 at the beginning of any clinical study for regulatory clearance of an in vitro diagnostic product developed and a potential licensed product. The Company paid a milestone fee for a clinical study for regulatory clearance of an in vitro diagnostic product developed and a potential licensed product of $25,000 in March of 2022. We are also required to: (i) provide a listing of the management team or a schedule for the recruitment of key management positions by March 31, 2020 (which has been completed), (ii) provide a business plan covering projected product development, markets and sales forecasts, manufacturing and operations, and financial forecasts until at least $10,000,000 in revenue by June 30, 2020 (which has been completed), (iii) conduct validation studies by September 30, 2020 (which has been completed), (iv) hold a pre-submission meeting with the FDA by September 30, 2020 (which has been completed), (iv) submit a 510(k) application to the FDA, Emergency Use Authorization (“EUA”), or a Laboratory Developed Test (“LDT”) by March 31, 2021 (which has been completed), (vi) develop a prototype assay for human profiling by December 31, 2021 (which has been completed), (vii) execute at least one partnership for use of the technology for transplant, autoimmunity, or infectious disease purposes by March 31, 2022 and (viii) will provide further development and commercialization milestones for specific fields of use in writing by December 31, 2022.

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

Going Concern

We were incorporated on September 28, 2017 and have not generated significant revenues to date. During the three months ended March 31, 2022 we had a net loss of $6,059,141 and cash of $2,115,206. The Company will require significant additional capital to operate in the normal course of business and fund clinical studies in the long-term. As a result of the January 2021 Securities Purchase Agreement, the August 2021 Offering, the October 2021 Offering, and the December 2021 Offering we received net proceeds of approximately $35,000,000 during the last twelve months. We believe that the funds raised will not be sufficient to fund our operations for the next 12 months and such creates substantial doubt about our ability to continue as a going concern beyond one year.

Financial Results

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Our condensed financial statements as of March 31, 2022, show a net loss of $6,059,141. We expect to incur additional net expenses over the next several years as we continue to maintain and expand our existing operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

Results of Operations

Results of operations for the three months ended March 31, 2022 and 2021

We generated revenue of $210,279 and $0 for the three months ended March 31, 2022 and 2021, respectively. Cost of sales for the three months ended March 31, 2022 and 2021 was $188,071 and $0, respectively.

During the three months ended March 31, 2022, we incurred a loss from operations of $6,116,931. This is due to general and administrative expenses of $4,624,158, which includes $451,987 in stock-based compensation, research and development of $1,428,382, which includes $149,288 in stock-based compensation, and sales and marketing expenses of $86,599. The $1,428,382 in research and development is mainly comprised of $499,938 in consulting expenses, and $828,411 in compensation offset by a one-time adjustment to research and development purchases. During the quarter the Company transitioned from purchasing certain inventory items to internally manufacturing these items.

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

The increase in expenses during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due to the Company continuing to execute its business plan and incur costs of being a public company.

Liquidity and Capital Resources

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2022, we had an accumulated deficit of $73,411,950. We had working capital deficit of $73,629 as of March 31, 2022. During the three months ended March 31, 2022, we purchased $147,802 in fixed assets, for which we made cash payments of $147,802. These fixed assets were purchased to continue the buildout of our operations. Approximately $89,000 of these purchased fixed assets were lab equipment, $54,000 was for computers, and $5,000 was for office furniture.

Our condensed financial statements have been prepared assuming that we will continue as a going concern.

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

On January 25, 2021, the Company entered into a securities purchase agreement with an institutional accredited investor (the “Investor”) for the sale of a $6,000,000 senior secured convertible note (the “Convertible Note”). The Convertible Note had a term of 24 months, was originally convertible at a price of $4.00 per share and was issued at an original issuance discount of $1,000,000. On August 30, 2021, the Company entered into a defeasance and waiver agreement with the Investor, pursuant to which the Noteholder has agreed in exchange for (a) a cash payment by the Company to the Investor of $1.2 million (the Cash Payment”), (b) a waiver, in part of the conversion price adjustment provision such that the January 2021 Note shall be convertible into 4,802,497 shares of common stock (without giving effect to the conversion notice received by the company form the Noteholder prior to the date hereof totaling (1,005,748 shares) (the “Shares”), and (c) a voluntary and permanent reduction by the Company of the exercise price of the warrant to purchase 800,000 shares of the common stock of the Company (the “January 2021 Warrant”) to $2.53 per share. As of March 31, 2022, the outstanding principle of the convertible note had been converted to 4,802,497 shares of common stock.

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

Contractual Obligations

The following table shows our contractual obligations as of March 31, 2022:

	Payment Due by Year
	Total	2022	2023	2024	2025	2026
Lease	$4,270,602	$894,744	$1,149,247	$1,034,084	$708,804	$483,723

Financed asset	650,563	539,051	111,512	-	-	-

Total contractual obligations	$4,921,165	$1,433,795	$1,260,759	$1,034,084	$708,804	$483,723

Critical Accounting Polices and Estimates

Our condensed financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Plan of Operations—Critical Accounting Policies” in our Prospectus, dated September 1, 2020, filed with the SEC pursuant to Rule 424(b), are critical to fully understanding and evaluating our financial condition and results of operations. The following involve the most judgment and complexity:

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

Recently Issued and Adopted Accounting Pronouncements

See Note 3 - Summary of Significant Accounting Policies to the accompanying condensed financial statements for a description of other accounting policies and recently issued accounting pronouncements.

Recent Developments

See Note 11 – Subsequent Event to the accompanying condensed financial statements for a description of material recent developments.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

On January 31, 2022, the Company issued a consultant 3,000 shares of common stock for services rendered.

On February 28, 2022, the Company issued a consultant 3,000 shares of common stock for services rendered.

On March 31, 2022, the Company issued a consultant 3,000 shares of common stock for services rendered.

The issuances above were made pursuant to Section 4(a)(2) of the Securities Act.

(b) Use of Proceeds from Initial Public Offering

On July 2, 2020, the Company completed its initial public offering (“IPO”). In connection therewith, the Company issued 1,226,668 Units (the “Units”), excluding the underwriters’ option to cover overallotments (the underwriter did not exercise their overallotment), at an offering price of $9.00 per Unit, resulting in gross proceeds of approximately $11.0 million. The Units issued in the IPO consisted of one share of common stock, one Series A warrant, and one Series B warrant. The Series A warrants originally had an exercise price of $9.00 and a term of 5 years. In addition, the Company issued a Unit Purchase Option at an exercise price of $11.25 per unit to the underwriters to purchase up to 67,466 units, with each unit consisting of (i) one share of common stock and (ii) one Series A Warrant. On August 19, 2020, the Company modified the exercise price of the Series A Warrants from $9.00 per share to $4.50 per share. The term of the Series A Warrants was not modified. The Series B warrants have an exercise price of $11.25 per share, a term of 5 years and contain a cashless exercise option upon certain criteria being met. As of March 31, 2022, substantially all of the Series B warrants issued in the IPO have been exercised pursuant to a cashless provision therein.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Common stock offering:

On May 14, 2022, the Company entered into a securities purchase agreement (the “May 2022 Purchase Agreement”) with an accredited investor, pursuant to which the Company agreed to issue and sell an aggregate of 8,333,334 shares of the Company’s common stock (the “Shares”) at a per share purchase price of $0.30 for gross proceeds to the Company of $2.5 million. For each Share purchased, the investor also received a warrant to purchase one share of the Company’s common stock (the “Warrants”). The Warrants have an exercise price of $0.33 per share and are exercisable for a term of five years commencing six months from the date of closing. Pursuant to the May 2022 Purchase Agreement, the Company agreed to file a registration statement registering the Shares and the shares of common stock underlying the Warrants within sixty days after the closing. The closing is expected to occur on or about May 20, 2022.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-235933	3.1	June 25, 2020
3.2	Certificate of Amendment, dated June 29, 2020	10-Q	001-39336	3.2	August 13, 2020
3.3	Amended and Restated Bylaws of the Registrant	S-1	333-235933	3.3	June 25, 2020
3.4	Second Amended and Restated Bylaws of the Registrant	10-Q	001-39336	3.4	August 12, 2021
10.1	Forbearance Agreement and Eight Amendment to Secured Credit Agreement dated as of March 31, 2022					X
10.2	Security Agreement between Cellvera Holdings and Aditxt, Inc. dated as of March 31, 2022					X
10.3	Security Agreement between Cellvera Development LLC and Aditxt, Inc. dated as of March 31, 2022					X
10.4	Security Agreement between Cellvera Global Holdings LLC and Aditxt, Inc. dated as of March 31, 2022					X
10.5	Amended and Restated Security Agreement between Cellvera Asia Limited and Aditxt, Inc. dated as of March 31, 2022					X
10.6	Revenue Sharing Agreement by and among Aditxt, Inc., Cellvera Global Holdings LLC and Cellvera Asia Limited dated as of March 31, 2022					X
10.7	Amendment to Share Exchange Agreement by and between AiPharma Group Ltd. and Aditxt, Inc. dated as of March 31, 2022					X
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aditxt, Inc.

Date: May 16, 2022	By:	/s/ Amro Albanna
Amro Albanna
Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Thomas J. Farley
Thomas J. Farley
Chief Financial Officer (Principal Financial and Accounting Officer)