Form 10-Q
period 2022-06-30
Aditxt, Inc.
filed 2022-08-15
CIK 1726711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 14, 2022, the registrant had 56,947,134 and 56,846,331 shares of common stock, $0.001 par value per share, issued and outstanding, respectively.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ADITXT, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash	$803,971	$7,872,061
Accounts receivable, net	410,593	89,844
Prepaid expenses	590,418	460,102
Note receivable	500,000	500,000
Inventory	1,332,895	494,697
TOTAL CURRENT ASSETS	3,637,877	9,416,704

Fixed assets, net	2,344,666	2,267,297
Intangible assets, net	160,500	214,000
ROU asset - long term	3,661,247	4,097,117
Deposits	410,837	379,250
Other assets	524,548	289,539
TOTAL ASSETS	$10,739,675	$16,663,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,813,224	$1,575,543
Notes payable, net of discount	465,848	-
Financing on fixed assets – current	438,398	700,433
Deferred rent	192,984	186,058
Lease liability - current	1,130,611	1,145,126
TOTAL CURRENT LIABILITIES	7,041,065	3,607,160

Financing on fixed assets - long term	-	110,041
Lease liability - long term	2,337,652	2,765,933

TOTAL LIABILITIES	9,378,717	6,483,134

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 3,000,000 shares authorized, zero shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 55,469,356 and 44,530,486 shares issued and 55,368,553 and 44,429,683 shares outstanding, respectively	55,473	44,534
Treasury stock, 100,803 and 100,803 shares, respectively	(201,605)	(201,605)
Additional paid-in capital	80,769,046	77,690,653
Accumulated deficit	(79,261,956)	(67,352,809)
TOTAL STOCKHOLDERS’ EQUITY	1,360,958	10,180,773

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,739,675	$16,663,907

See accompanying notes to the condensed financial statements.

ADITXT, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
REVENUE
Sales	$214,715	$-	$424,994	$-
Cost of goods sold	174,858	-	362,929	-
Gross Profit	39,857	-	62,065	-

OPERATING EXPENSES
General and administrative expenses, $375,352, $772,430, $827,337 and $2,237,332 in stock-based compensation, respectively	3,788,952	4,798,313	8,413,110	9,896,830
Research and development, includes $154,237, $0, $303,527 and $0 in stock-based compensation, respectively	1,187,920	932,751	2,616,302	1,868,703
Sales and marketing $754,699, $0, $754,699, and $0 in stock-based compensation, respectively	833,942	43,943	920,541	102,506
Total operating expenses	5,810,814	5,775,007	11,949,953	11,868,039

NET LOSS FROM OPERATIONS	(5,770,957)	(5,775,007)	(11,887,888)	(11,868,039)

OTHER EXPENSE
Interest expense	(82,110)	(19,586)	(97,320)	(36,389)
Interest income	6,007	180	20,047	429
Other income	-	-	58,960	-
Amortization of debt discount	(2,946)	(384,023)	(2,946)	(654,104)
Total other expense	(79,049)	(403,429)	(21,259)	(690,064)

Net loss before income taxes	(5,850,006)	(6,178,436)	(11,909,147)	(12,558,103)
Income tax provision	-	-	-	-

NET LOSS	$(5,850,006)	$(6,178,436)	$(11,909,147)	$(12,558,103)

Net loss per share - basic and diluted	$(0.13)	$(0.42)	$(0.26)	$(0.88)

Weighted average number of shares outstanding during the period - basic and diluted	45,560,639	14,563,699	45,073,383	14,198,485

See accompanying notes to the condensed financial statements.

ADITXT, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Preferred Shares Outstanding	Preferred Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2021	-	$-	44,429,683	$44,534	$(201,605)	$77,690,653	$(67,352,809)	$10,180,773

Stock option and warrant compensation	-	-	-	-	-	219,885	-	219,885

Issuance of restricted stock units for compensation	-	-	287,155	287	-	(287)	-	-

Restricted stock unit compensation	-	-	-	-	-	377,671	-	377,671

Issuance of shares for services	-	-	9,000	9	-	3,710	-	3,719

Net loss	-	-	-	-	-	-	(6,059,141)	(6,059,141)

Balance March 31, 2022	-	$-	44,725,838	$44,830	$(201,605)	$78,291,632	$(73,411,950)	$4,722,907

Stock option and warrant compensation	-	-	-	-	-	724,584	-	724,584

Issuance of restricted stock units for compensation	-	-	137,525	138	-	(138)	-	-

Restricted stock unit compensation	-	-	-	-	-	309,704	-	309,704

Exercise of warrants, modification of warrants, and issuance of warrants	-	-	8,970,947	8,971	-	1,194,798	-	1,203,769

Issuance of shares for services	-	-	1,534,243	1,534	-	248,466	-	250,000

Net loss	-	-	-	-	-	-	(5,850,006)	(5,850,006)

Balance June 30, 2022	-	-	55,368,553	55,473	(201,605)	80,769,046	(79,261,956)	1,360,958

See accompanying notes to the condensed financial statements.

ADITXT, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Preferred Shares Outstanding	Preferred Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2020	-	$-	12,973,692	$13,078	$(201,605)	$32,079,187	$(20,879,178)	$11,011,482

Exercise of warrants	-	-	1,163,556	1,164	-	3,717,792	-	3,718,956

Issuance of shares for services	-	-	18,000	18	-	51,222	-	51,240

Issuance of shares for employee compensation	-	-	335,000	335	-	1,111,865	-	1,112,200

Stock option and warrant compensation	-	-	-	-	-	301,462	-	301,462

Fair value of warrants issued with convertible note payable	-	-	-	-	-	1,322,840	-	1,322,840

Warrant consideration for convertible note offering costs	-	-	-	-	-	231,316	-	231,316

Net loss	-	-	-	-	-	-	(6,379,667)	(6,379,667)

Balance March 31, 2021	-	$-	14,490,248	$14,595	$(201,605)	$38,815,684	$(27,258,845)	$11,369,829

Issuance of shares for services	-	-	68,000	68	-	181,792	-	181,860

Issuance of shares for employee compensation	-	-	130,000	130	-	331,370	-	331,500

Stock option and warrant compensation	-	-	-	-	-	259,070	-	259,070

Net loss	-	-	-	-	-	-	(6,178,436)	(6,178,436)

Balance June 30, 2021	-	$-	14,688,248	$14,793	$(201,605)	$39,587,916	$(33,437,281)	$5,963,823

ADITXT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,909,147)	$(12,558,103)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	1,885,563	2,237,332
Depreciation expense	196,704	166,529
Amortization of intangible assets	53,500	53,060
Amortization of debt discount	2,946	654,104
Changes in operating assets and liabilities:
Accounts receivable	(320,749)	-
Prepaid expenses	(130,316)	(199,536)
Inventory	(838,198)	-
Deposits	(31,587)	(384,707)
Accounts payable and accrued expenses	3,237,681	970,384
Net cash used in operating activities	(7,853,603)	(9,060,937)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(274,073)	(718,425)
Tenant improvement allowance receivable	(215,173)	(62,393)
Notes receivable and accrued interest	(19,836)	-
Net cash used in investing activities	(509,082)	(780,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	550,000	5,000,000
Discount on note payable from offering costs	(16,500)	(526,460)
Repayments of note payable	(70,598)	-
Exercise of warrants	-	3,718,956
Exercise of warrants, modification of warrants, and issuance of warrants	1,203,769	-
Payments on financing on fixed asset	(372,076)	(241,442)
Net cash provided by financing activities	1,294,595	7,951,054

NET DECREASE IN CASH	(7,068,090)	(1,890,701)

CASH AT BEGINNING OF PERIOD	7,872,061	10,500,826

CASH AT END OF PERIOD	$803,971	$8,610,125

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$70,831	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Lease liability recognized from right of use asset	$-	$2,806,427
Original offering discount on convertible note payable	$-	$1,000,000
Debt Discount from warrants issued with convertible note payable	$-	$1,322,840
Debt Discount from warrant consideration for convertible debt offering costs	$-	$231,316
Liability recognized for financed assets	$-	$821,862

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

On October 18, 2021, the Company entered into an underwriting agreement with Revere Securities LLC, relating to the public offering (the “October 2021 Offering”) of 2,833,333 shares of the Company’s common stock (the “Shares”) by the Company. The Shares were offered, issued, and sold at a price to the public of $1.50 per share under a prospectus supplement and accompanying prospectus filed with the SEC pursuant to an effective shelf registration statement filed with the SEC on Form S-3 (File No. 333-257645), which was declared effective by the SEC on July 13, 2021. The October 2021 Offering closed on October 20, 2021 for gross proceeds of $4.25 million. The Company utilized a portion of the proceeds, net of underwriting discounts of approximately $3.91 million from the October 2021 Offering to fund certain obligations under the Credit Agreement. (See Note 4)

On December 6, 2021, we completed a public offering for net proceeds of $16.0 million (the “December 2021 Offering”). As part of the December 2021 Offering, we issued 8,246,430 units consisting of shares of the Company’s common stock and warrant to purchase shares of the Company’s common stock and 8,328,570 prefunded warrants. The warrant issued as part of the units had an exercise price of $1.15 and the prefunded warrants had an exercise price of $0.001. On June 15, 2022, the Company entered an agreement with a holder of certain warrants in the December 2021 Offering. (See Note 10)

Risks and Uncertainties

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

NOTE 2 – GOING CONCERN ANALYSIS

Management Plans

The Company was incorporated on September 28, 2017 and has not generated significant revenues to date. During the six months ended June 30, 2022, the Company had a net loss of $11,909,147 and negative cash flow from operating activities of $7,853,603. As of June 30, 2022, the Company’s cash balance was $803,971. The Company has $67.3 million of remaining availability, subject to regulatory requirements, to raise future funds pursuant to an effective shelf registration statement filed with the SEC on Form S-3 declared effective on July 13, 2021. However, SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our effective shelf registration statement on Form S-3. We are currently subject to General Instruction I.B.6 to Form S-3, or the Baby Shelf Rule, and the amount of funds we can raise through primary public offerings of securities in any 12-month period using our shelf registration statement on Form S-3 is limited to one-third of the aggregate market value of the voting and non-voting common stock held by non-affiliates. We are currently limited by the Baby Shelf Rule as of the filing of this Quarterly Report, until such time as our public float exceeds $75 million. In addition to the shelf registration, the Company has the ability to raise capital from equity or debt through private placements or public offerings pursuant to a registration statement on Form S-1. We may also secure loans from related parties. However, factors such as stock price, volatility, trading volume, market conditions, demand and regulatory requirements may adversely affect the Company’s ability to raise capital in an efficient manner.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying condensed financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended June 30, 2022 and June 30, 2021. Although management believes that the disclosures in these unaudited condensed financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in condensed financial statements that have been prepared in accordance U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022. The interim results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any future interim periods.

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates underlying the condensed financial statements include the collectability of notes receivable, collectability and reserve on accounts receivable, the reserve on insurance billing, and the fair value of stock options and warrants.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of June 30, 2022 and December 31, 2021, there was an allowance for doubtful accounts of $50,808 and zero, respectively.

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

The Company recognizes revenue in the following manner for the following types of customers:

Client Payers:

Client payers include physicians or other entities for which services are billed based on negotiated fee schedules. The Company principally estimates the allowance for credit losses for client payers based on historical collection experience and the period of time the receivable has been outstanding.

Cash Pay:

Customers are billed based on established patient fee schedules or fees negotiated with physicians on behalf of their patients. Collection of billings is subject to credit risk and the ability of the patients to pay.

Insurance:

Reimbursements from healthcare insurers are based on fee for service schedules. Net revenues recognized consist of amounts billed net of contractual allowances for differences between amounts billed and the estimated consideration the Company expects to receive from such payers, collection experience, and the terms of the Company’s contractual arrangements.

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

Patents

The Company incurs fees from patent licenses, which are expensed as incurred. During the six months ended June 30, 2022 and June 30, 2021, the Company incurred patent licensing fees for the patents of $248,813 and $76,245, respectively.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance. During the six months ended June 30, 2022 and June 30, 2021, the Company incurred research and development costs of $2,616,302 and $1,868,703, respectively.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of June 30, 2022, 2,235,466 stock options, 865,900 unvested restricted stock units, and 45,963,691 warrants were excluded from dilutive earnings per share as their effects were anti-dilutive. As of June 30, 2021, 2,143,000 stock options and 5,463,715 warrants were excluded from dilutive earnings per share as their effects were anti-dilutive.

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

NOTE 4 – NOTE RECEIVABLE

Cellvera Global Note Receivable

On August 25, 2021, the Company entered into a letter of intent (“the LOI”) to acquire AiPharma Global Holdings LLC, a Delaware limited liability company, which subsequently changed its name to Cellvera Global Holdings LLC (“Cellvera Global”) which is commercializing COVID-19 antiviral oral therapy. Key terms of the proposed transaction as stated in the Letter of Intent included: the completion of a proposed $6.5 million secured loan from the Company to Cellvera Global by August 31, 2021, as well as the issuance of such number of shares of the Company’s common stock that yields 50% of the number of the Company’s outstanding shares post-closing of the transaction. The acquisition is subject to the satisfaction of numerous conditions, including satisfactory due diligence, the negotiation and execution of definitive agreements and other closing conditions, including board and shareholder approval and approval by Nasdaq of the listing of shares proposed to be issued in the transaction. The Company and Cellvera Global agreed to an exclusivity period until September 30, 2021 (the “Exclusivity Period”), with a view to settling the definitive agreement. On September 30, 2021, the parties entered into a letter agreement pursuant to which they agreed to extend the Exclusivity Period until October 4, 2021.

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

Pursuant to the Forbearance Agreement, the Company agreed to forbear from exercising its rights and remedies against Cellvera Global and certain affiliated guarantor parties until the earlier of (i) June 30, 2022 or (ii) the date of occurrence of any event of default under the Forbearance Agreement (the “Forbearance Period”). Given that the parties continue to conduct due diligence in connection with the Share Exchange Agreement, the Company and Cellvera Global also agreed that should the initial closing occur under the Share Exchange Agreement, the existing event of default will be waived. Under the Forbearance Agreement, the Company and Cellvera Global also agreed to certain amendments to the Credit Agreement, including, but not limited to: (i) the delivery by the Borrower of certain financial statements and forecasts, and (ii) certain regularly scheduled payments to be made by Cellvera Global to the Company during the Forbearance Period. As of the date of filing of this Quarterly Report, the regularly scheduled payments under the Forbearance Agreement have not been made, and the note receivable remains fully impaired.

On April 4, 2022, the Company and Cellvera Global entered into a Forbearance Agreement and Eighth Amendment to the Credit Agreement (the “April Forbearance Agreement”) pursuant to which among other things (i) the Company agreed to extend the forbearance period until the earlier of March 31, 2023 or the date of occurrence of any event of default under the April Forbearance Agreement, (ii) Cellvera Global shall be permitted to factor certain receivables, and (iii) certain conforming changes were made relating to the Revenue Sharing Agreement (as defined below). In connection with the Forbearance Agreement, the Company entered into a series of security agreements with Cellvera Global (the “Security Agreements”) and certain affiliated entities pursuant to which Cellvera Global enhanced the Company’s security interest in connection with the Credit Agreement. In addition, and as a condition to entering into the April Forbearance Agreement, the Company required that Cellvera Global enter into a Revenue Sharing Agreement (the “Revenue Sharing Agreement”), pursuant to which, among other things, Cellvera Global agreed to pay the Company a certain portion of its revenues up to the aggregate amount of $30 million. As of the date of filing of this Quarterly Report, the Company has not received any payments from Cellvera Global pursuant to the Revenue Sharing Agreement.

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

As of June 30, 2022, the outstanding principal of the Target Company Loan is $500,000 and the accrued interest on the Loan is $22,356.

NOTE 5 – FIXED ASSETS

The Company’s fixed assets include the following on June 30, 2022:

	Cost Basis	Accumulated Depreciation	Net
Computers	$370,607	$(136,034)	$234,573
Lab Equipment	2,492,510	(441,518)	2,050,992
Office Furniture	56,656	(5,367)	51,289
Other Fixed Assets	8,605	(793)	7,812
Total Fixed Assets	$2,928,378	$(583,712)	$2,344,666

The Company’s fixed assets include the following on December 31, 2021:

	Cost Basis	Accumulated Depreciation	Net
Computers	$312,489	$(75,053)	$237,436
Lab Equipment	2,240,252	(306,688)	1,933,564
Office Furniture	90,757	(4,857)	85,900
Other Fixed Assets	10,809	(412)	10,397
Total Fixed Assets	$2,654,307	$(387,010)	$2,267,297

Depreciation expense was $99,852 and $100,286, for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense was $196,704 and $166,529, for the six months ended June 30, 2022 and 2021, respectively. None of the Company’s fixed assets serve as collateral against any loans as of June 30, 2022 and December 31, 2021, other than those subject to the financed asset liability.

NOTE 6 – INTANGIBLE ASSETS

The Company’s intangible assets include the following on June 30, 2022:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(160,500)	$160,500
Total Intangible Assets	$321,000	$(160,500)	$160,500

The Company’s intangible assets include the following on December 31, 2021:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(107,000)	$214,000
Total Intangible Assets	$321,000	$(107,000)	$214,000

Amortization expense was $26,750 and $26,676 for the three months ended June 30, 2022 and 2021, respectively. Amortization expense was $53,500 and $53,060 for the six months ended June 30, 2022 and 2021, respectively. None of the Company’s intangible assets serve as collateral against any loans as of June 30, 2022, and December 31, 2021.

NOTE 7 – RELATED PARTY TRANSACTIONS

On January 26, 2022, the Company granted 480,000 restricted stock units to an officer of the Company pursuant to the Company’s 2021 Equity Incentive Plan. The Company recognized $106,910 in stock-based compensation for the issuance of these vested and unvested restricted stock units during the period ended June 30, 2022. (Note 10)

NOTE 8 – NOTE PAYABLE

On May 27, 2022, the Company entered into an agreement for the purchase and sale of future receipts (the “Future Receipts Agreement”) with a commercial funding source (the “Funder”) pursuant to which the Company agreed to sell to the Funder certain future trade receipts in the aggregate amount of $792,000 (the “Future Receipts Purchased Amount” for gross proceeds to the Company of $550,000, less origination fees of $16,500 and professional service fees of $13,500. Pursuant to the Future Receipts Agreement, the Company granted the Funder a security interest in all of the Company’s present and future accounts receivable in an amount not to exceed the Future Receipts Purchased Amount. The Purchased Amount shall be repaid by the Company in 28 weekly installments with the final payment due on December 7, 2022.

As of June 30, 2022, the outstanding principal amount is $465,848. During the six months ended June 30, 2022, the Company has made a total of $141,429 in payments to the Funder, which represents principal and interest.

NOTE 9 – LEASES

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on June 30, 2022 and December 31, 2021 for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Lease Costs

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Components of total lease costs:
Operating lease expense	$653,408	$259,293
Total lease costs	$653,408	$259,293

Lease Positions as of June 30, 2022 and December 31, 2021

ROU lease assets and lease liabilities for our operating leases are recorded on the balance sheet as follows:

	June 30, 2022	December 31, 2021
Assets
Right of use asset – long term	$3,661,247	$4,097,117
Total right of use asset	$3,661,247	$4,097,117

Liabilities
Operating lease liabilities – short term	$1,130,611	$1,145,126
Operating lease liabilities – long term	2,337,652	2,765,933
Total lease liability	$3,468,263	$3,911,059

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating leases	2.05
Weighted average discount rate – operating leases	8.00%

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

During the six months ended June 30, 2022, the Company issued 1,543,243 shares of common stock and recognized expense of $253,719 in stock-based compensation for consulting services. The Company also granted 582,200 Restricted Stock Units, 425,375 Restricted Stock Units vested and resulted in the issuance of shares. As a result, the Company recognized expense of $687,375 in stock-based compensation. The stock-based compensation for shares issued or RSU’s granted during the period were valued based on the fair market value on the date of grant.

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

Preferred Stock

The Company is authorized to issue 3,000,000 shares of preferred stock, par value $0.001 per share. There were no shares of preferred stock outstanding as of June 30, 2022 and December 31, 2021, respectively.

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

During the six months ended June 30, 2022 and 2021, the Company granted no new options.

The following is an analysis of the stock option grant activity under the Plan:

Vested and Nonvested Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2021	2,235,466	$3.40	6.74
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	-	-	-
Outstanding June 30, 2022	2,235,466	$3.40	6.25

Nonvested Stock Options	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2020	453,125	$2.17
Granted	-	-
Vested	(210,625)	2.19
Forfeited	-	-
Nonvested on June 30, 2022	242,500	$2.16

The Company recognized stock-based compensation expense related to options granted and vesting expense of $387,246 during the six months ended June 30, 2022, of which $267,318 is included in general and administrative expenses and $119,928 is included in research and development expenses in the accompanying statements of operations. The remaining value to be expensed is $583,832 with a weighted average vesting term of 0.37 years as of June 30, 2022. The Company recognized stock-based compensation expense related to options issued and vesting of $423,157 during the six months ended June 30, 2021, which is included in general and administrative expenses in the accompanying statements of operations.

Warrants

During the six months ended June 30, 2022 the Company granted 24,937,774 warrants. During the six months ended June 30, 2021, the Company granted 875,000 warrants.

For the six months ended June 30, 2022, the fair value of each warrant granted was estimated using the assumption and/or factors in the Black-Scholes Model as follows:

Exercise price	$0.25-0.40
Expected dividend yield	0%
Risk free interest rate	2.55%-3.38%
Expected life in years	5.00-5.50
Expected volatility	147%-165%

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

The Company recognizes warrant forfeitures as they occur as there is insufficient historical data to accurately determine future forfeitures rates.

A summary of warrant issuances are as follows:

Vested and Nonvested Warrants	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2021	30,069,964	$1.67	4.38
Granted	24,937,774	0.27	5.35
Exercised	(8,970,947)	0.15	-
Expired or forfeited	(73,100)	5.84	-
Outstanding June 30, 2022	45,963,691	$0.96	4.67

Nonvested Warrants	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2021	4,628,334	$1.51
Granted	24,937,774	0.27
Vested	(5,863,334)	1.27
Forfeited	-	-
Nonvested on June 30, 2022	23,702,774	$0.27

The Company recognized stock-based compensation expense related to warrants granted and vesting expense of $557,223 during the six months ended June 30, 2022, of which $52,524 is included in general and administrative and $504,699 is included in sales and marketing in the accompanying Statements of Operations. The Company recognized stock-based compensation expense related to warrants granted and vesting expense of $137,375 during the six months ended June 30, 2021, respectively, which is included in general and administrative in the accompanying Statements of Operations. The remaining value to be expensed is $1,196,506 with a weighted average vesting term of 2.74 years as of June 30, 2022.

On June 15, 2022, the Company entered an agreement with a holder of certain of the Series C Warrants (the “Holder”). Pursuant to the agreement, the Holder has agreed to exercise in cash 8,970,947 of its Series C Warrants at a reduced exercise price of $0.15 per Share (reduced from $1.15 per share), for gross proceeds to the Company of approximately $1.35 million. As an inducement to such exercise, the Company has agreed to reduce the exercise price of the Holder’s remaining Series C Warrants to purchase up to 2,457,623 Shares from $1.15 to $0.2479 per share, which will be non-exercisable for a period of six months following the closing date. The modification of this exercise price resulted in an increase of $344,158 to the fair value of the Series C Warrants. This modification was an inducement on the transaction and as such was recoded to equity resulting in no net change to additional paid in capital. In addition, the Company issued to the Holder a new warrant to purchase up to 20,399,517 shares of the Company’s common stock at an exercise price of $0.2479 per share, which will be non-exercisable for a period of six months following issuance date and have a term of five and one-half years. This inducement resulted in a total increase of $3,759,044 to the fair value of the warrants.

Restricted Stock Units

A summary of Restricted Stock Units (“RSUs”) issuances are as follows:

Nonvested RSUs	Number	Weighted Average Price
Nonvested December 31, 2021	778,250	$1.92
Granted	582,200	0.45
Vested	(425,375)	1.19
Forfeited	(69,175)	1.63
Nonvested June 30, 2022	865,900	$1.32

The Company recognized stock-based compensation expense related to RSUs granted and vesting expense of $687,375 and zero during the six months ended June 30, 2022 and June 30, 2021, respectively, of which, $503,775 is included in general and administrative and $183,600 is included in research and development in the accompanying Statements of Operations. The remaining value to be expensed is $861,631 with a weighted average vesting term of 0.77 years as of June 30, 2022.

During the six months ended June 30, 2022, the Company granted a total of 582,200 RSUs. As of June 30, 2022, 425,375 of these RSUs vested and the Company issued 425,375 shares of common stock for the 425,375 vested RSUs.

NOTE 11 – INCOME TAXES

The Company has incurred losses since inception. During the six months ended June 30, 2022, the Company did not provide any provision for income taxes as the Company incurred losses during such period. The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. In assessing the need for a valuation allowance, the Company has considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, the Company has recorded a full valuation allowance for its net deferred tax assets as of June 30, 2022.

As of June 30, 2022, the Company did not have any amounts recorded pertaining to uncertain tax positions.

NOTE 12 – SUBSEQUENT EVENTS

Amendment to the Bylaws:

On July 8, 2022, the board of directors approved an amendment to the amended and restated bylaws to lower the number of holders of the shares entitled to vote at a meeting of stockholders constituting a quorum, in person or by proxy, from a majority to one-third.

Issuance of Series B Preferred Stock:

On July 19, 2022, the Company entered into a Subscription and Investment Representation Agreement with its Chief Executive Officer (the "Purchaser"), pursuant to which the Company agreed to issue and sell one (1) share of the Company's Series B Preferred Stock (the “Preferred Stock"), par value $0.001 per share, to the Purchaser for $20,000 in cash.

The Company also filed a certificate of designation (the "Certificate of Designation") with the Secretary of State of Delaware, effective as of the time of filing, designating the rights, preferences, privileges and restrictions of the share of Preferred Stock. The Certificate of Designation provides that the share of Preferred Stock will have 250,000,000 votes and will vote together with the outstanding shares of the Company's common stock as a single class exclusively with respect to any proposal to amend the Company's Restated Certificate of Incorporation to effect a reverse stock split of the Company's common stock. The Preferred Stock will be voted, without action by the holder, on any such proposal in the same proportion as shares of common stock are voted. The Preferred Stock otherwise has no voting rights except as otherwise required by the General Corporation Law of the State of Delaware.

The Preferred Stock is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The Preferred Stock has no rights with respect to any distribution of assets of the Company, including upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company, whether voluntarily or involuntarily. The holder of the Preferred Stock will not be entitled to receive dividends of any kind.

The outstanding share of Preferred Stock shall be redeemed in whole, but not in part, at any time (i) if such redemption is ordered by the Board of Directors in its sole discretion or (ii) automatically upon the effectiveness of the amendment to the Certificate of Incorporation implementing a reverse stock split. Upon such redemption, the holder of the Preferred Stock will receive consideration of $20,000 in cash.

Notice of Delisting:

On July 19, 2022, the Company received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC ("Nasdaq") notifying the Company that it has not regained compliance with the minimum bid price rule in Nasdaq Listing Rule 5550(a)(2) (the "Minimum Bid Price Rule") by July 18, 2022 and is not eligible for a second 180 day extension as the Company does not comply with the stockholders' equity initial listing requirement for The Nasdaq Capital market. The letter also states that, unless the Company requests an appeal, the Company's securities will be delisted from The Nasdaq Capital Market and will be suspended at the opening of business on July 28, 2022.

The Company submitted an appeal to Nasdaq, which stays the delisting and suspension of the Company's securities pending the decision of the Nasdaq Hearings Panel. At the hearing, which is expected to occur 30-45 days after the Company's request for appeal, the Company intends to present its views and its plans to regain compliance with the Minimum Bid Price Rule to the Panel. There can be no assurance that the Company will obtain an extension period from the Panel within which to regain compliance with the Minimum Bid Price Rule, or, if the Panel grants such an extension period, that the Company will be able to evidence compliance with the Minimum Bid Price Rule before the extension period expires. It is the Company's understanding that the Panel typically issues its decision within 30 days after the hearing.

Promissory Note:

On July 21, 2022, the Chief Executive Officer loaned $80,000 to the Company. The loan was evidenced by an unsecured promissory note (the "Promissory Note"). Pursuant to the terms of the Promissory Note, it will accrue interest at a rate of four and three-quarters percent (4.75%) per annum, the Prime rate on the date of signing, and is due on the earlier of January 22, 2023, or an event of default.

Convertible Note Financing:

On August 4, 2022, the Company entered into a Securities Purchase Agreement (the "SPA") with certain accredited investors by the Company to the purchasers $1,477,778 in principal amount 10% Senior Secured Promissory Notes (the "August 2022 Notes"), resulting in gross proceeds to the Company of $1,330,000, exclusive of placement agent commission and fees and other offering expenses. In addition, 1,477,778 shares of common stock as commitment fees and warrants (the "August 2022 Warrants") to purchase up to 6,275,065 shares of the Company's common stock were issued.

The August 2022 Notes have a maturity date of twelve (12) months from the date of issuance and are convertible at the option of the Investor at any time prior to maturity in shares of Common Stock (the "Conversion Shares") at an initial conversion price of $0.2355 per share, subject to adjustment under certain circumstances.

The August 2022 Warrants are exercisable for a period of five (5) years from period commencing on the Commencement Date (as defined therein) and ending on 5:00 p.m. eastern standard time on the date that is five (5) years after the date of issuance, at an exercise price of $0.2355, subject to adjustment provided therein (including cashless exercise).

In connection with the Offering, the Company will issue 312,942 shares to Crito Capital LLC.

The Company estimates that the net proceeds from the transaction will be approximately $1,244,000 after deducting estimated transaction fees and expenses. The net proceeds received by the Company from the transaction will be used for business development, working capital and other general corporate purposes.

Convertible Note Financing Follow On:

On August 11, 2022, the Company entered into a SPA with certain accredited investors by the Company to the purchasers $555,556 in principal amount of the August 2022 Notes, resulting in gross proceeds to the Company of $500,000. In addition, 555,556 shares of common stock as commitment fees and August 2022 Warrants to purchase up to 2,359,046 shares of the Company's common stock were issued.

The August 2022 Notes have a maturity date of twelve (12) months from the date of issuance and are convertible at the option of the Investor at any time prior to maturity in shares of Conversion Shares at an initial conversion price of $0.2355 per share, subject to adjustment under certain circumstances.

The August 2022 Warrants are exercisable for a period of five (5) years from period commencing on the Commencement Date (as defined therein) and ending on 5:00 p.m. eastern standard time on the date that is five (5) years after the date of issuance, at an exercise price of $0.2355, subject to adjustment provided therein (including cashless exercise).

The Company estimates that the net proceeds from the transaction will be approximately $500,000 after deducting estimated transaction fees and expenses. The net proceeds received by the Company from the transaction will be used for business development, working capital and other general corporate purposes.

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

Going Concern

We were incorporated on September 28, 2017 and have not generated significant revenues to date. During the six months ended June 30, 2022 we had a net loss of $11,909,147 and cash of $803,971 as of June 30, 2022. The Company will require significant additional capital to operate in the normal course of business and fund clinical studies in the long-term. As a result of the January 2021 Securities Purchase Agreement, the August 2021 Offering, the October 2021 Offering, and the December 2021 Offering we received net proceeds of approximately $35,000,000 during the last twelve months. We believe that the remaining funds on hand will not be sufficient to fund our operations for the next 12 months and such creates substantial doubt about our ability to continue as a going concern beyond one year.

Financial Results

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Our condensed financial statements as of June 30, 2022, show a net loss of $11,909,147. We expect to incur additional net expenses over the next several years as we continue to maintain and expand our existing operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

Results of Operations

Results of operations for the three months ended June 30, 2022 and 2021

We generated revenue of $214,715 and $0 for the three months ended June 30, 2022 and 2021, respectively. Cost of sales for the three months ended June 30, 2022 and 2021 was $174,858 and $0, respectively.

During the three months ended June 30, 2022, we incurred a loss from operations of $5,770,957. This is due to general and administrative expenses of $3,788,952, which includes $375,352 in stock-based compensation, research and development of $1,187,920, which includes $154,237 in stock-based compensation, and sales and marketing expenses of $833,942, which includes $754,699 in stock-based compensation. The $1,187,920 in research and development is mainly comprised of $602,434 in consulting expenses, and $714,443 in compensation offset by a one-time adjustment to research and development purchases. During the quarter, the Company transitioned from purchasing certain inventory items to internally manufacturing these items.

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

The increase in expenses during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was due to the Company continuing to execute its business plan and incur costs of being a public company.

 Results of operations for the six months ended June 30, 2022 and 2021

We generated revenue of $424,994 and $0 for the six months ended June 30, 2022 and 2021, respectively. Cost of sales for the six months ended June 30, 2022 and 2021 was $362,929 and $0, respectively.

During the six months ended June 30, 2022, we incurred a loss from operations of $11,887,888. This is due to general and administrative expenses of $8,413,110, which includes $827,337 in stock-based compensation, research and development of $2,616,302, which includes $303,527 in stock-based compensation, and sales and marketing expenses of $920,541, which includes $754,699 in stock-based compensation. The $2,616,302 in research and development is mainly comprised of $1,102,372 in consulting expenses, and $1,542,854 in compensation offset by a one-time adjustment to research and development purchases. During the quarter, the Company transitioned from purchasing certain inventory items to internally manufacturing these items.

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

The increase in expenses during the six months ended June 30, 2022 compared to the six months ended June 30 2021 was due to the Company continuing to execute its business plan and incur costs of being a public company.

Liquidity and Capital Resources

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2022, we had an accumulated deficit of $79,261,956. We had working capital deficit of $3,403,188 as of June 30, 2022. During the six months ended June 30, 2022, we purchased $274,073 in fixed assets, for which we made cash payments of $274,073. These fixed assets were purchased to continue the buildout of our operations. Approximately $215,000 of these purchased fixed assets were lab equipment, $54,000 was for computers, and $5,000 was for office furniture.

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

On January 25, 2021, the Company entered into a securities purchase agreement with an institutional accredited investor (the “Investor”) for the sale of a $6,000,000 senior secured convertible note (the “Convertible Note”). The Convertible Note had a term of 24 months, was originally convertible at a price of $4.00 per share and was issued at an original issuance discount of $1,000,000. On August 30, 2021, the Company entered into a defeasance and waiver agreement with the Investor, pursuant to which the Noteholder has agreed in exchange for (a) a cash payment by the Company to the Investor of $1.2 million (the Cash Payment”), (b) a waiver, in part of the conversion price adjustment provision such that the January 2021 Note shall be convertible into 4,802,497 shares of common stock (without giving effect to the conversion notice received by the company form the Noteholder prior to the date hereof totaling (1,005,748 shares) (the “Shares”), and (c) a voluntary and permanent reduction by the Company of the exercise price of the warrant to purchase 800,000 shares of the common stock of the Company (the “January 2021 Warrant”) to $2.53 per share. As of June 30, 2022, the outstanding principle of the convertible note had been converted to 4,802,497 shares of common stock.

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

Contractual Obligations

The following table shows our contractual obligations as of June 30, 2022:

	Payment Due by Year
	Total	2022	2023	2024	2025	2026
Lease	$3,975,797	$599,939	$1,149,247	$1,034,084	$708,804	$483,723

Financed asset	451,392	339,880	111,512	-	-	-

Total contractual obligations	$4,427,189	$939,819	$1,260,759	$1,034,084	$708,804	$483,723

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company received a written notice from Nasdaq that it has not regained compliance with the minimum bid price rule in Nasdaq Listing Rule 5550(a)(2) by July 18, 2022 and is not eligible for a second 180 day extension as the Company does not comply with the stockholders’ equity initial listing requirement for The Nasdaq Capital market. Accordingly, the notice indicated that unless the Company requests an appeal of Nasdaq’s determination, the Company’s securities will be delisted from The Nasdaq Capital market and suspended at the opening of business on July 28, 2022. The Company has requested an appeal, however, the Company can provide no assurance as to whether or not it will be successful in its appeal and maintain its listing on The Nasdaq Capital Market.

On July 19, 2022, the Company received a letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC ("Nasdaq") notifying the Company that it has not regained compliance with the minimum bid price rule in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) by July 18, 2022 and is not eligible for a second 180 day extension as the Company does not comply with the stockholders’ equity initial listing requirement for The Nasdaq Capital market. The letter also states that, unless the Company requests an appeal, the Company’s securities will be delisted from The Nasdaq Capital Market and will be suspended at the opening of business on July 28, 2022.

On July 28, 2022, the Company submitted its request for an appeal to Nasdaq, which stays the delisting and suspension of the Company’s securities pending the decision of the Nasdaq Hearings Panel (the “Panel”). At the hearing, which is scheduled to occur on September 8, 2022, the Company intends to present its views and its plans to regain compliance with the Minimum Bid Price Rule to the Panel. There can be no assurance that the Company will obtain an extension period from the Panel within which to regain compliance with the Minimum Bid Price Rule, or, if the Panel grants such an extension period, that the Company will be able to evidence compliance with the Minimum Bid Price Rule before the extension period expires. It is the Company’s understanding that the Panel typically issues its decision within 30 days after the hearing.

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

On June 27, 2022, the Company issued a consultant 1,534,243 shares of common stock for services rendered.

The issuances above were made pursuant to Section 4(a)(2) of the Securities Act.

(b) Use of Proceeds from Initial Public Offering

On July 2, 2020, the Company completed its initial public offering (“IPO”). In connection therewith, the Company issued 1,226,668 Units (the “Units”), excluding the underwriters’ option to cover overallotments (the underwriter did not exercise their overallotment), at an offering price of $9.00 per Unit, resulting in gross proceeds of approximately $11.0 million. The Units issued in the IPO consisted of one share of common stock, one Series A warrant, and one Series B warrant. The Series A warrants originally had an exercise price of $9.00 and a term of 5 years. In addition, the Company issued a Unit Purchase Option at an exercise price of $11.25 per unit to the underwriters to purchase up to 67,466 units, with each unit consisting of (i) one share of common stock and (ii) one Series A Warrant. On August 19, 2020, the Company modified the exercise price of the Series A Warrants from $9.00 per share to $4.50 per share. The term of the Series A Warrants was not modified. The Series B warrants have an exercise price of $11.25 per share, a term of 5 years and contain a cashless exercise option upon certain criteria being met. As of June 30, 2022, substantially all of the Series B warrants issued in the IPO have been exercised pursuant to a cashless provision therein.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-235933	3.1	June 25, 2020
3.2	Certificate of Amendment, dated June 29, 2020	10-Q	001-39336	3.2	August 13, 2020
3.3	Amended and Restated Bylaws of the Registrant	S-1	333-235933	3.3	June 25, 2020
3.4	Second Amended and Restated Bylaws of the Registrant	10-Q	001-39336	3.4	August 12, 2021
3.5	Certificate of Designation of Series B Preferred Stock, dated July 19, 2022	8-K	001-39336	3.1	July 19, 2022
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aditxt, Inc.

Date: August 15, 2022	By:	/s/ Amro Albanna
Amro Albanna
Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Thomas J. Farley
Thomas J. Farley
Chief Financial Officer (Principal Financial and Accounting Officer)