Form 10-Q
period 2022-09-30
Aditxt, Inc.
filed 2022-11-14
CIK 1726711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 11, 2022, the registrant had 4,163,146 and 4,161,129 shares of common stock, $0.001 par value per share, issued and outstanding, respectively.

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

ii

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ADITXT, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash	$9,244,876	$7,872,061
Accounts receivable, net	662,810	89,844
Prepaid expenses	689,417	460,102
Note receivable	585,372	500,000
Inventory	1,442,426	494,697
TOTAL CURRENT ASSETS	12,624,901	9,416,704

Fixed assets, net	2,248,868	2,267,297
Intangible assets, net	133,750	214,000
ROU asset - long term	3,426,746	4,097,117
Deposits	398,114	379,250
Other assets	347,555	289,539
TOTAL ASSETS	$19,179,934	$16,663,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,711,991	$1,575,543
Stock redemption payable - related party	20,000	-
Notes payable – related party	80,000	-
Financing on fixed assets – current	246,723	700,433
Deferred rent	191,515	186,058
Lease liability - current	1,122,869	1,145,126
TOTAL CURRENT LIABILITIES	4,373,098	3,607,160

Financing on fixed assets - long term	-	110,041
Lease liability - long term	2,112,362	2,765,933

TOTAL LIABILITIES	6,485,460	6,483,134

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 3,000,000 shares authorized, zero shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 3,733,146 and 890,614 shares issued and 3,731,129 and 888,579 shares outstanding, respectively	3,731	899
Treasury stock, 2,017 and 2,017 shares, respectively	(201,605)	(201,605)
Additional paid-in capital	99,720,486	77,734,288
Accumulated deficit	(86,828,138)	(67,352,809)
TOTAL STOCKHOLDERS’ EQUITY	12,694,474	10,180,773

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,179,934	$16,663,907

See accompanying notes to the condensed financial statements.

ADITXT, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
REVENUE
Sales	$323,125	$-	$748,119	$-
Cost of goods sold	233,684	-	596,613	-
Gross Profit	89,441	-	151,506	-

OPERATING EXPENSES
General and administrative expenses, $461,492, $650,325, $1,288,829 and $2,887,657 in stock-based compensation, respectively	3,919,618	4,451,545	12,332,728	14,348,375
Research and development, includes $170,066, $248,989, $473,593 and $248,989 in stock-based compensation, respectively	1,570,540	1,471,544	4,186,842	3,340,247
Sales and marketing $0, $0, $754,699, and $0 in stock-based compensation, respectively	(8,553)	150,056	911,988	252,562
Total operating expenses	5,418,605	6,073,145	17,431,558	17,941,184

NET LOSS FROM OPERATIONS	(5,392,164)	(6,073,145)	(17,280,052)	(17,941,184)

OTHER EXPENSE
Interest expense	(645,381)	(38,198)	(742,701)	(74,587)
Interest income	10,084	42,838	30,131	43,267
Other income	-	-	58,960	-
Loss on extinguishment of debt	-	(2,500,970)	-	(2,500,970)
Amortization of debt discount	(1,530,102)	(1,191,254)	(1,533,048)	(1,845,358)
Total other expense	(2,165,399)	(3,687,584)	(2,186,658)	(4,377,648)

Net loss before income taxes	(7,557,563)	(9,760,729)	(19,466,710)	(22,318,832)
Income tax provision	-	-	-	-

NET LOSS	$(7,557,563)	$(9,760,729)	$(19,466,710)	$(22,318,832)

Net loss per share - basic and diluted	$(5.27)	$(28.08)	$(18.01)	$(73.08)

Weighted average number of shares outstanding during the period - basic and diluted	1,433,175	347,610	1,080,661	305,416

See accompanying notes to the condensed financial statements.

ADITXT, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Preferred Shares Outstanding	Preferred Shares Par	Preferred B Shares Outstanding	Preferred B Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2021	-	$-	-	$-	888,597	$899	$(201,605)	$77,734,288	$(67,352,809)	$10,180,773

Stock option and warrant compensation	-	-	-	-	-	-	-	219,885	-	219,885

Issuance of restricted stock units for compensation	-	-	-	-	5,744	6	-	(6)	-	-

Restricted stock unit compensation	-	-	-	-	-	-	-	377,671	-	377,671

Issuance of shares for services	-	-	-	-	180	1	-	3,718	-	3,719

Net loss	-	-	-	-	-	-	-	-	(6,059,141)	(6,059,141)

Balance March 31, 2022	-	$-	-	$-	894,521	$906	$(201,605)	$78,335,556	$(73,411,950)	$4,722,907

Stock option and warrant compensation	-	-	-	-	-	-	-	724,584	-	724,584

Issuance of restricted stock units for compensation	-	-	-	-	2,751	3	-	(3)	-	-

Restricted stock unit compensation	-	-	-	-	-	-	-	309,704	-	309,704

Exercise of warrants, modification of warrants, and issuance of warrants	-	-	-	-	179,419	180	-	1,203,589	-	1,203,769

Issuance of shares for services	-	-	-	-	30,685	31	-	249,969	-	250,000

Net loss	-	-	-	-	-	-	-	-	(5,850,006)	(5,850,006)

Balance June 30, 2022	-	$-	-	$-	1,107,376	$1,120	$(201,605)	$80,823,399	$(79,261,956)	$1,360,958

Stock option and warrant compensation	-	-	-	-	-	-	-	338,439	-	338,439

Restricted stock unit compensation	-	-	-	-	6,621	7	-	293,112	-	293,119

Sale of Series B Preferred shares to related party	-	-	1	-	-	-	-	20,000	-	20,000

Redemption of Series B Preferred shares to related party	-	-	(1)	-	-	-	-	(20,000)	-	(20,000)

Shares issued as inducement on loans, net of issuance costs	-	-	-	-	47,779	48	-	146,474	-	146,522

Warrants issued with loans	-	-	-	-	-	-	-	878,622	-	878,622

Anti-dilution reset of warrants	-	-	-	-	-	-	-	8,619	(8,619)	-

Issuance of shares for debt issuance costs	-	-	-	-	10,477	11	-	96,019	-	96,030

Exercise of warrants	-	-	-	-	1,336,917	1,337	-	(1,337)	-	-

Issuance of shares and warrants for offering, net of issuance costs	-	-	-	-	1,224,333	1,224	-	17,231,331	-	17,232,555

Issuance of shares for services modification	-	-	-	-	(14,389)	(14)	-	14	-	-

Issuance costs related to exercise of warrants, modification of warrants, and issuance of warrants	-	-	-	-	-	-	-	(94,195)	-	(94,195)

Rounding from reverse stock split	-	-	-	-	12,015	(2)	-	(11)	-	(13)

Net loss	-	-	-	-	-	-	-	-	(7,557,563)	(7,557,563)

Balance September 30, 2022	-	$-	-	$-	3,731,129	$3,731	$(201,605)	$99,720,486	$(86,828,138)	$12,694,474

See accompanying notes to the condensed financial statements.

ADITXT, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Preferred Shares Outstanding	Preferred Shares Par	Preferred B Shares Outstanding	Preferred B Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2020	-	$-	-	$-	259,474	$262	$(201,605)	$32,092,003	$(20,879,178)	$11,011,482

Exercise of warrants	-	-	-	-	23,272	24	-	3,718,932	-	3,718,956

Issuance of shares for services	-	-	-	-	360	1	-	51,239	-	51,240

Issuance of shares for employee compensation	-	-	-	-	6,700	7	-	1,112,193	-	1,112,200

Stock option and warrant compensation	-	-	-	-	-	-	-	301,462	-	301,462

Fair value of warrants issued with convertible note payable	-	-	-	-	-	-	-	1,322,840	-	1,322,840

Warrant consideration for convertible note offering costs	-	-	-	-	-	-	-	231,316	-	231,316

Net loss	-	-	-	-	-	-	-	-	(6,379,667)	(6,379,667)

Balance March 31, 2021	-	$-	-	$-	289,806	$294	$(201,605)	$38,829,985	$(27,258,845)	$11,369,829

Issuance of shares for services	-	-	-	-	1,360	2	-	181,858	-	181,860

Issuance of shares for employee compensation	-	-	-	-	2,600	3	-	331,497	-	331,500

Stock option and warrant compensation	-	-	-	-	-	-	-	259,070	-	259,070

Net loss	-	-	-	-	-	-	-	-	(6,178,436)	(6,178,436)

Balance June 30, 2021	-	$-	-	$-	293,766	$299	$(201,605)	$39,602,410	$(33,437,281)	$5,963,823

Stock option and warrant compensation	-	-	-	-	-	-	-	219,885	-	219,885

Issuance of shares for the settlement of debt	-	-	-	-	96,050	97	-	5,749,825	-	5,749,922

Issuance of shares and warrants for offering, net of issuance costs	-	-	-	-	91,667	92	-	10,119,909	-	10,120,001

Issuance of restricted stock units for compensation	-	-	-	-	-	-	-	674,265	-	674,265

Restricted stock unit compensation	-	-	-	-	320	1	-	(1)	-	-

Issuance of shares for services	-	-	-	-	59	1	-	5,163	-	5,164

Down round	-	-	-	-	-	-	-	102,267	(102,267)	-

Net loss	-	-	-	-	-	-	-	-	(9,760,729)	(9,760,729)

Balance September 30, 2021	-	$-	-	$-	481,862	$490	$(201,605)	$56,473,723	$(43,300,277)	$12,972,331

ADITXT, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,466,710)	$(22,318,832)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	2,517,121	3,136,646
Depreciation expense	296,685	266,385
Amortization of intangible assets	80,250	80,030
Amortization of debt discount	1,533,048	1,845,358
Loss on extinguishment of debt	-	2,500,970
Changes in operating assets and liabilities:
Accounts receivable	(229,315)	(268,430)
Prepaid expenses	(18,864)	(243,359)
Accounts payable and accrued expenses	1,136,448	1,414,363
Deposits	(572,966)	-
Inventory	(947,729)	-
Net cash used in operating activities	(15,672,032)	(13,586,869)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(278,256)	(900,693)
Tenant improvement allowance receivable	(87,934)	(226,738)
Deferred acquisition costs	-	(152,630)
Notes receivable and accrued interest	(55,454)	(6,542,740)
Net cash used in investing activities	(421,644)	(7,822,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	80,000	-
Proceeds from note payable	3,138,888	5,000,000
Discount on note payable from offering costs	(411,887)	(526,460)
Repayments of note payable	(3,138,888)	(315,790)
Sale of Series B Preferred shares to related party	20,000	-
Common stock and warrants issued for cash, net of issuance costs	17,232,555	10,120,001
Exercise of warrants	-	3,718,956
Exercise of warrants, modification of warrants, and issuance of warrants	1,109,574	-
Payments on financing on fixed asset	(563,751)	(418,428)
Cash paid on extinguishment of note payable	-	(1,200,000)
Net cash provided by financing activities	17,466,491	16,378,279

NET INCREASE (DECREASE) IN CASH	1,372,815	(5,031,391)

CASH AT BEGINNING OF PERIOD	7,872,061	10,500,826

CASH AT END OF PERIOD	$9,244,876	$5,469,435

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$740,301	$15,789

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of shares for the settlement of notes payable	$-	$5,749,922
Lease liability recognized from right of use asset	$-	$2,806,427
Original offering discount on convertible note payable	$-	$1,000,000
Debt discount from warrants issued with convertible note payable	$878,622	$1,322,840
Debt discount from warrant consideration for convertible debt offering costs	$-	$231,316
Debt discount from shares issued as inducement for convertible note payable	$174,522	$-
Liability recognized for financed assets	$-	$821,862
Reduction in exercise price of warrants	$-	$102,267
Shares issued for debt offering costs	$96,030	$-
Redemption of Series B Preferred shares to related party	$20,000	$-
Anti-dilution reset of warrants modification	$8,619	$-

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

Reverse Stock Split

On September 13, 2022, the Company effectuated a 1 for 50 reverse stock split (the “Reverse Split”). The Company’s stock began trading on a split-adjusted basis effective on the Nasdaq Stock Market on September 14, 2022. There was no change to the number of authorized shares of the Company’s common stock. All shares amounts referenced in this report are adjusted to reflect the Reverse Split.

Offerings

On August 31, 2021, the Company completed a registered direct offering (“August 2021 Offering”). In connection therewith, the Company issued 91,667 shares of common stock, at a purchase price of $120.00 per share, resulting in gross proceeds of approximately $11.0 million. In a concurrent private placement, the Company issued warrants to purchase up to 91,667 shares. The warrants have an exercise price of $126.50 per share and are exercisable for a five-year period commencing six months from the date of issuance. The warrants exercise price was subsequently repriced to $75.00. In addition, the Company issued a warrant to the placement agent to purchase up to 4,584 shares of common stock at an exercise price of $150.00 per share.

On October 18, 2021, the Company entered into an underwriting agreement with Revere Securities LLC, relating to the public offering (the “October 2021 Offering”) of 56,667 shares of the Company’s common stock (the “Shares”) by the Company. The Shares were offered, issued, and sold at a price to the public of $75.00 per share under a prospectus supplement and accompanying prospectus filed with the SEC pursuant to an effective shelf registration statement filed with the SEC on Form S-3 (File No. 333-257645), which was declared effective by the SEC on July 13, 2021. The October 2021 Offering closed on October 20, 2021 for gross proceeds of $4.25 million. The Company utilized a portion of the proceeds, net of underwriting discounts of approximately $3.91 million from the October 2021 Offering to fund certain obligations under the Credit Agreement. (See Note 4)

On December 6, 2021, we completed a public offering for net proceeds of $16.0 million (the “December 2021 Offering”). As part of the December 2021 Offering, we issued 164,929 units consisting of shares of the Company’s common stock and warrant to purchase shares of the Company’s common stock and 166,572 prefunded warrants. The warrant issued as part of the units had an exercise price of $57.50 and the prefunded warrants had an exercise price of $0.001. On June 15, 2022, the Company entered an agreement with a holder of certain warrants in the December 2021 Offering. (See Note 10)

On September 20, 2022, we completed a public offering for net proceeds of $18.1 million (the “September 2022 Offering”). As part of the September 2022 Offering, we issued 1,224,333 of shares of the Company’s common stock, pre-funded warrants to purchase 2,109,000 shares of common stock, and warrants to purchase 3,333,333 shares of the Company’s common stock. The warrants had an exercise price of $6.00 and the pre-funded warrants had an exercise price of $0.001.

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

NOTE 2 – GOING CONCERN ANALYSIS

Management Plans

The Company was incorporated on September 28, 2017 and has not generated significant revenues to date. During the nine months ended September 30, 2022, the Company had a net loss of $19,466,710 and negative cash flow from operating activities of $15,672,032. As of September 30, 2022, the Company’s cash balance was $9,244,876. The Company has $67.3 million of remaining availability, subject to regulatory requirements, to raise future funds pursuant to an effective shelf registration statement filed with the SEC on Form S-3 declared effective on July 13, 2021. However, SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our effective shelf registration statement on Form S-3. We are currently subject to General Instruction I.B.6 to Form S-3, or the Baby Shelf Rule, and the amount of funds we can raise through primary public offerings of securities in any 12-month period using our shelf registration statement on Form S-3 is limited to one-third of the aggregate market value of the voting and non-voting common stock held by non-affiliates. We are currently limited by the Baby Shelf Rule as of the filing of this Quarterly Report, until such time as our public float exceeds $75 million. In addition to the shelf registration, the Company has the ability to raise capital from equity or debt through private placements or public offerings pursuant to a registration statement on Form S-1. We may also secure loans from related parties. However, factors such as stock price, volatility, trading volume, market conditions, demand and regulatory requirements may adversely affect the Company’s ability to raise capital in an efficient manner.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying condensed financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended September 30, 2022 and September 30, 2021. Although management believes that the disclosures in these unaudited condensed financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in condensed financial statements that have been prepared in accordance U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022. The interim results for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any future interim periods.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of September 30, 2022 and December 31, 2021, there was an allowance for doubtful accounts of $49,233 and zero, respectively.

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

4)	Allocate the transaction price to performance obligations in the contract

5)	Recognize revenue when or as the Company satisfies a performance obligation

Revenues reported from services relating to the AditxtScore™ are recognized when the AditxtScoreTM report is delivered to the customer. The services performed include the analysis of specimens received in the Company’s CLIA laboratory and the generation of results which are then delivered upon completion.

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

Patents

The Company incurs fees from patent licenses, which are expensed as incurred. During the nine months ended September 30, 2022 and September 30, 2021, the Company incurred patent licensing fees for the patents of $256,589 and $76,245, respectively.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance. During the nine months ended September 30, 2022 and September 30, 2021, the Company incurred research and development costs of $4,186,842 and $3,340,247, respectively.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of September 30, 2022, 44,712 stock options, 10,556 unvested restricted stock units, and 5,522,224 warrants were excluded from dilutive earnings per share as their effects were anti-dilutive. As of September 30, 2021, 42,860 stock options, 28,576 unvested restricted stock units and 205,280 warrants were excluded from dilutive earnings per share as their effects were anti-dilutive.

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

On December 28, 2021, we entered into a Share Exchange Agreement with Cellvera Global f/k/a AiPharma Global, pursuant to which we (i) will acquire 9.5% of the issued and outstanding equity interests in Cellvera Global in exchange for the issuance of 96,324 shares of our common stock of Aditxt and a cash payment of $250,000, at an initial closing upon the satisfaction or waiver of certain conditions to closing; and (ii) acquire the remaining 90.5% of the issued and outstanding equity interests in Cellvera Global in exchange for the issuance of 798,560 shares of our common stock and a cash payment of $250,000 at a secondary closing upon the satisfaction or waiver of certain conditions to closing. Additionally, we may elect to raise additional capital due to market conditions or strategic considerations.

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

On October 18, 2021, the Company entered into the first amendment to the Credit Agreement with Cellvera Global and certain affiliated entities (the “Credit Agreement Amendment”), pursuant to which the Company agreed to increase the amount which Cellvera Global was permitted to borrow under the Credit Agreement by $8.5 million to an aggregate of $15.0 million, of which $6.5 million was outstanding prior to entering the Credit Agreement Amendment. The Company agreed to fund such additional borrowings, as requested by Cellvera Global, by advancing 70% of any amounts received by the Company from the exercise of existing warrants or any other capital raises, including the October Offering. As of December 31, 2021, an additional $8.0 million was advanced under the Credit Agreement for a total of $14.5 million.

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

As of September 30, 2022, the outstanding principal of the Target Company Loan is $500,000 and the accrued interest on the Loan is $32,438.

Future Receipt Agreements Overpayment

On September 30, 2022, the Company paid off the Future Receipts Agreement and the Agreement (as defined in Note 8). This resulted in overpayments of $56,572 and $28,800, respectively. These amounts are reflected as notes receivable and are deemed collectible.

NOTE 5 – FIXED ASSETS

The Company’s fixed assets include the following on September 30, 2022:

	Cost Basis	Accumulated Depreciation	Net
Computers	$370,029	$(166,635)	$203,394
Lab Equipment	2,497,273	(509,267)	1,988,006
Office Furniture	56,656	(6,784)	49,872
Other Fixed Assets	8,605	(1,009)	7,596
Total Fixed Assets	$2,932,563	$(683,695)	$2,248,868

The Company’s fixed assets include the following on December 31, 2021:

	Cost Basis	Accumulated Depreciation	Net
Computers	$312,489	$(75,053)	$237,436
Lab Equipment	2,240,252	(306,688)	1,933,564
Office Furniture	90,757	(4,857)	85,900
Other Fixed Assets	10,809	(412)	10,397
Total Fixed Assets	$2,654,307	$(387,010)	$2,267,297

Depreciation expense was $99,980 and $99,857, for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense was $296,684 and $266,385, for the nine months ended September 30, 2022 and 2021, respectively. None of the Company’s fixed assets serve as collateral against any loans as of September 30, 2022 and December 31, 2021, other than those subject to the financed asset liability.

NOTE 6 – INTANGIBLE ASSETS

The Company’s intangible assets include the following on September 30, 2022:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(187,250)	$133,750
Total Intangible Assets	$321,000	$(187,250)	$133,750

The Company’s intangible assets include the following on December 31, 2021:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(107,000)	$214,000
Total Intangible Assets	$321,000	$(107,000)	$214,000

Amortization expense was $26,750 and $26,970 for the three months ended September 30, 2022 and 2021, respectively. Amortization expense was $80,250 and $80,030 for the nine months ended September 30, 2022 and 2021, respectively. None of the Company’s intangible assets serve as collateral against any loans as of September 30, 2022 and December 31, 2021.

NOTE 7 – RELATED PARTY TRANSACTIONS

On January 28, 2022, the Company granted 9,600 restricted stock units to an officer of the Company pursuant to the Company’s 2021 Equity Incentive Plan. The Company recognized $126,613 in stock-based compensation for the issuance of these vested and unvested restricted stock units during the period ended September 30, 2022. (Note 10)

On July 19, 2022, the Company entered into a Subscription and Investment Representation Agreement with its Chief Executive Officer (the “Purchaser”), pursuant to which the Company agreed to issue and sell one (1) share of the Company’s Series B Preferred Stock (the “Preferred Stock”), par value $0.001 per share, to the Purchaser for $20,000 in cash.

On July 19, 2022, the Company filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of Delaware, effective as of the time of filing, designating the rights, preferences, privileges and restrictions of the share of Preferred Stock. The Certificate of Designation provides that the share of Preferred Stock will have 250,000,000 votes and will vote together with the outstanding shares of the Company’s common stock as a single class exclusively with respect to any proposal to amend the Company’s Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock. The Preferred Stock will be voted, without action by the holder, on any such proposal in the same proportion as shares of common stock are voted. The Preferred Stock otherwise has no voting rights except as otherwise required by the General Corporation Law of the State of Delaware.

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

The outstanding share of Preferred Stock shall be redeemed in whole, but not in part, at any time (i) if such redemption is ordered by the Board of Directors in its sole discretion or (ii) automatically upon the effectiveness of the amendment to the Certificate of Incorporation implementing a reverse stock split. Upon such redemption, the holder of the Preferred Stock will receive consideration of $20,000 in cash. On September 13, 2022, the share was redeemed.

On July 21, 2022, the Chief Executive Officer loaned $80,000 to the Company. The loan was evidenced by an unsecured promissory note (the “Promissory Note”). Pursuant to the terms of the Promissory Note, it will accrue interest at a rate of four and three-quarters percent (4.75%) per annum, the Prime rate on the date of signing, and is due on the earlier of January 22, 2023, or an event of default.

NOTE 8 – NOTE PAYABLE

On May 27, 2022, the Company entered into an agreement for the purchase and sale of future receipts (the “Future Receipts Agreement”) with a commercial funding source pursuant to which the Company agreed to sell to the funder certain future trade receipts in the aggregate amount of $792,000 (the “Future Receipts Purchased Amount” for gross proceeds to the Company of $550,000, less origination fees of $16,500 and professional service fees of $13,500. Pursuant to the Future Receipts Agreement, the Company granted the funder a security interest in all of the Company’s present and future accounts receivable in an amount not to exceed the Future Receipts Purchased Amount. The Purchased Amount shall be repaid by the Company in 28 weekly installments of approximately $28,000 with the final payment due on December 7, 2022.

As of September 30, 2022, the principal balance and accrued interest was paid off in full.

On August 31, 2022, the Company entered into an Agreement for the Purchase and Sale of Future Receipts (the “Agreement”) with a commercial funding source pursuant to which the Company agreed to sell to the funder certain future trade receipts in the aggregate amount $288,000 (the “Purchased Amount”) for gross proceeds to the Company of $200,000, less origination fees of $20,000. Pursuant to the Agreement, the Company granted the funder a security interest in all of the Company’s present and future accounts receivable in an amount not to exceed the Purchased Amount. The Purchased Amount shall be repaid by the Company in 20 weekly installments of approximately $14,400 with the final payment due on January 18, 2023. In connection with the Agreement, the Company also issued a warrant to purchase 26,667 shares of the Company’s common stock.

As of September 30, 2022, the principal balance and accrued interest was paid off in full.

Convertible Note Financing:

On August 4, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors to purchase $1,277,778 in principal amount 10% Senior Secured Promissory Notes (the “August 2022 Notes”), resulting in gross proceeds to the Company of $1,150,000, exclusive of placement agent commission and fees and other offering expenses. In connection therewith, the Company issued, 25,556 shares of common stock as commitment fees and warrants (the “August 2022 Warrants”) to purchase up to 108,517 shares of the Company’s common stock.

On August 11, 2022, the Company entered into a SPA with certain accredited investors to purchase $555,556 in principal amount of August 2022 Notes, resulting in gross proceeds to the Company of $500,000. In connection therewith, the Company issued 11,112 shares of common stock as commitment fees and August 2022 Warrants to purchase up to 47,182 shares of the Company’s common stock.

The August 2022 Notes have a maturity date of twelve (12) months from the date of issuance and are convertible at the option of the Investor at any time prior to maturity in shares of Common Stock (the “Conversion Shares”) at an initial conversion price of $11.78 per share, subject to adjustments.

The August 2022 Warrants are exercisable for a period of five (5) years from the period commencing on the commencement date (as defined in the August 2022 Warrant) and ending on 5:00 p.m. eastern standard time on the date that is five (5) years after the date of issuance, at an initial exercise price of $11.78, subject to adjustment provided therein (including cashless exercise).

On August 25, 2022, the Company entered into a First Amendment and Waiver with the holders of the August 2022 Warrants, pursuant to which the exercise price of the August 2022 Warrants was reduced to $7.50 per share and the August 2022 Warrants were modified such that they are not exercisable unless and until the Company obtains stockholder approval of the issuance of any shares of common stock upon exercise of the August 2022 Warrants. On September 16, 2022, the exercise price of the August 2022 Warrants was further adjusted to $6.00 per share.

Convertible Note Financing Follow On:

On September 12, 2022, the Company entered into a SPA with a certain accredited investor to purchase $555,555 in principal amount of August 2022 Notes, resulting in gross proceeds to the Company of $500,000. In connection therewith, the Company issued 11,112 shares of common stock as commitment fees and warrants (the “August 2022 Follow On Warrants”) to purchase up to 74,074 shares of the Company’s common stock.

The August 2022 Follow On Warrants are exercisable for a period of five (5) years from the period commencing on the commencement date (as defined in the August 2022 Follow On Warrant) and ending on 5:00 p.m. eastern standard time on the date that is five (5) years after the date of issuance, at an initial exercise price of $7.50, subject to adjustments.

On September 16, 2022, the exercise price of the August 2022 Follow On Warrants was adjusted to $6.00 per share.

As of September 30, 2022, the principal balance of $2,388,889, prepayment penalty of $238,889 and accrued interest of $119,444 relating to the August 2022 Notes was paid off in full.

NOTE 9 – LEASES

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on September 30, 2022 and December 31, 2021 for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Lease Costs

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Components of total lease costs:
Operating lease expense	$988,381	$515,956
Total lease costs	$988,381	$515,956

Lease Positions as of September 30, 2022 and December 31, 2021

ROU lease assets and lease liabilities for our operating leases are recorded on the balance sheet as follows:

	September 30, 2022	December 31, 2021
Assets
Right of use asset – long term	$3,426,746	$4,097,117
Total right of use asset	$3,426,746	$4,097,117

Liabilities
Operating lease liabilities – short term	$1,122,869	$1,145,126
Operating lease liabilities – long term	2,112,362	2,765,933
Total lease liability	$3,235,231	$3,911,059

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating leases	1.80
Weighted average discount rate – operating leases	8.00%

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

On May 24, 2021, the Company increased the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 27,000,000 to 100,000,000 (the “Authorized Shares Increase”) by filing a Certificate of Amendment (the “Certificate of Amendment”) to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. In accordance with the General Corporation Law of the State of Delaware, the Authorized Shares Increase and the Certificate of Amendment were approved by the stockholders of the Company at the Company’s Annual Meeting of Stockholders on May 19, 2021. On September 13, 2022, the Company effectuated a 1 for 50 reverse stock split (the “Reverse Split”). The Company’s stock began trading at the Reverse Split price effective on the Nasdaq Stock Market on September 14, 2022. There was no change to the number of authorized shares of the Company’s common stock.

During the nine months ended September 30, 2022, the Company issued 16,476 shares of common stock and recognized expense of $253,719 in stock-based compensation for consulting services. The Company also granted 11,644 Restricted Stock Units and, 15,153 Restricted Stock Units vested which resulted in the issuance of shares. As a result, the Company recognized expense of $993,462 in stock-based compensation. The stock-based compensation for shares issued or RSU’s granted during the period were valued based on the fair market value on the date of grant. The Company issued 58,257 shares in relation to the issuance of notes (See Note 8). The Company issued 1,224,333 shares of common stock as part of the September 2022 Offering. The Company also issued 1,337,000 shares of common stock as a result of the exercise of prefunded warrants from the September 2022 Offering.

During the nine months ended September 30, 2021, the Company issued 1,779 shares of common stock and recognized expense of $238,264 in stock-based compensation for consulting services. The Company also issued 23,272 shares of common stock upon the exercise of warrants and received $3,718,956 in cash proceeds. The Company granted 9,300 shares of restricted common stock for employee compensation and recognized expense of $1,443,700 in stock-based compensation. The Company also granted 28,908 Restricted Stock Units, of which 320 vested and resulted in the issuance of shares, as a result, the Company recognized expense of $674,265 in stock-based compensation. The Company issued 96,050 shares of common stock for the conversion of a convertible note. The Company issued 91,667 shares of common stock as part of the August 2021 Offering. The stock-based compensation for shares issued or RSU’s granted during the period, were valued based on the fair market value on the date of grant.

Preferred Stock

The Company is authorized to issue 3,000,000 shares of preferred stock, par value $0.001 per share. There were no shares of preferred stock outstanding as of September 30, 2022 and December 31, 2021, respectively.

Issuance of Series B Preferred Stock:

On July 19, 2022, the Company entered into a Subscription and Investment Representation Agreement with its Chief Executive Officer (the “Purchaser”), pursuant to which the Company agreed to issue and sell one (1) share of the Company’s Series B Preferred Stock (the “Preferred Stock”), par value $0.001 per share, to the Purchaser for $20,000 in cash.

On July 19, 2022, the Company filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of Delaware, effective as of the time of filing, designating the rights, preferences, privileges and restrictions of the share of Preferred Stock. The Certificate of Designation provides that the share of Preferred Stock will have 250,000,000 votes and will vote together with the outstanding shares of the Company’s common stock as a single class exclusively with respect to any proposal to amend the Company’s Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock. The Preferred Stock will be voted, without action by the holder, on any such proposal in the same proportion as shares of common stock are voted. The Preferred Stock otherwise has no voting rights except as otherwise required by the General Corporation Law of the State of Delaware.

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

The outstanding share of Preferred Stock shall be redeemed in whole, but not in part, at any time (i) if such redemption is ordered by the Board of Directors in its sole discretion or (ii) automatically upon the effectiveness of the amendment to the Certificate of Incorporation implementing a reverse stock split. Upon such redemption, the holder of the Preferred Stock will receive consideration of $20,000 in cash. On September 13, 2022, the share was redeemed.

Stock-Based Compensation

In October 2017, our Board of Directors adopted the Aditx Therapeutics, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan provides for the grant of equity awards to directors, employees, and consultants. The Company is authorized to issue up to 2,500,000 shares of our common stock pursuant to awards granted under the 2017 Plan. The 2017 Plan is administered by our Board of Directors, and expires ten years after adoption, unless terminated earlier by the Board of Directors. All shares of our common stock pursuant to awards under the 2017 Plan have been awarded.

On February 24, 2021, our Board of Directors adopted the Aditx Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock and restricted stock units, and other stock-based awards (collectively, the “Awards”). Eligible recipients of Awards include employees, directors or independent contractors of the Company or any affiliate of the Company. The Compensation Committee of the Board of Directors (the “Committee”) will administer the 2021 Plan. A total of 60,000 shares of common stock, par value $0.001 per share, of the Company may be issued pursuant to Awards granted under the 2021 Plan. The exercise price per share for the shares to be issued pursuant to an exercise of a stock option will be no less than one hundred percent (100%) of the Fair Market Value (as defined in the 2021 Plan) of a share of Common Stock on the date of grant. The 2021 Plan was submitted and approved by the Company’s stockholders at the 2021 annual meeting of stockholders, held on May 19, 2021.

During the nine months ended September 30, 2022 and 2021, the Company granted no new options.

The following is an analysis of the stock option grant activity under the Plan:

Vested and Nonvested Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2021	44,710	$170.00	6.74
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	-	-	-
Outstanding September 30, 2022	44,710	$170.00	5.99

Nonvested Stock Options	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2021	9,063	$108.50
Granted	-	-
Vested	(6,088)	110.23
Forfeited	-	-
Nonvested on September 30, 2022	2,975	$105.71

The Company recognized stock-based compensation expense related to options granted and vesting expense of $660,191 during the nine months ended September 30, 2022, of which $472,156 is included in general and administrative expenses and $188,035 is included in research and development expenses in the accompanying statements of operations. The remaining value to be expensed is $310,887 with a weighted average vesting term of 0.88 years as of September 30, 2022. The Company recognized stock-based compensation expense related to options issued and vesting of $616,781 during the nine months ended September 30, 2021, which $556,817 is included in general and administrative expenses and $59,964 is included in research and development expenses in the accompanying statements of operations.

Warrants

During the nine months ended September 30, 2022 the Company issued 6,423,456 warrants. During the nine months ended September 30, 2021, the Company issued 113,750 warrants.

For the nine months ended September 30, 2022, the fair value of each warrant granted was estimated using the assumption and/or factors in the Black-Scholes Model as follows:

Exercise price	$7.50-20.00
Expected dividend yield	0%
Risk free interest rate	2.55%-3.47%
Expected life in years	5.00-5.50
Expected volatility	147%-165%

For the nine months ended September 30, 2021, the fair value of each warrant issued was estimated using the assumption ranges and/or factors in the Black-Scholes Model as follows:

Exercise price	$200.00
Expected dividend yield	0%
Risk free interest rate	0.17%-0.42%
Expected life in years	3.00-5.00
Expected volatility	154%-159%

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

The Company recognizes warrant forfeitures as they occur as there is insufficient historical data to accurately determine future forfeitures rates.

A summary of warrant issuances are as follows:

Vested and Nonvested Warrants	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2021	601,400	$83.50	4.38
Granted	6,497,530	4.71	4.90
Exercised	(1,516,419)	0.89	-
Expired or forfeited	(60,312)	38.33	-
Rounding for Reverse Split	25	-	-
Outstanding September 30, 2022	5,522,224	$11.93	4.80

Nonvested Warrants	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2021	92,567	$75.50
Granted	6,497,530	4.71
Vested	(6,016,340)	5.00
Forfeited	(55,000)	20.00
Nonvested on September 30, 2022	518,757	$11.45

The Company recognized stock-based compensation expense related to warrants granted and vesting expense of $609,748 during the nine months ended September 30, 2022, of which $105,049 is included in general and administrative and $504,699 is included in sales and marketing in the accompanying Statements of Operations. The Company recognized stock-based compensation expense related to warrants granted and vesting expense of $163,637 during the nine months ended September 30, 2021, which is included in general and administrative in the accompanying Statements of Operations. The remaining value to be expensed is zero as of September 30, 2022. The weighted average vesting term is zero as of September 30, 2022.

On June 15, 2022, the Company entered an agreement with a holder of certain of the Series C Warrants (the “Holder”). Pursuant to the agreement, the Holder has agreed to exercise in cash 179,419 of its Series C Warrants at a reduced exercise price of $7.50 per Share (reduced from $57.50 per share), for gross proceeds to the Company of approximately $1.35 million. As an inducement to such exercise, the Company has agreed to reduce the exercise price of the Holder’s remaining Series C Warrants to purchase up to 49,153 Shares from $57.50 to $12.395 per share, which will be non-exercisable for a period of six months following the closing date. The modification of this exercise price resulted in an increase of $344,158 to the fair value of the Series C Warrants. This modification was an inducement on the transaction and as such was recoded to equity resulting in no net change to additional paid in capital. In addition, the Company issued to the Holder a new warrant to purchase up to 407,991 shares of the Company’s common stock at an exercise price of $12.395 per share, which will be non-exercisable for a period of six months following issuance date and have a term of five and one-half years. This inducement resulted in a total increase of $3,759,044 to the fair value of the warrants.

Restricted Stock Units

A summary of Restricted Stock Units (“RSUs”) issuances are as follows:

Nonvested RSUs	Number	Weighted Average Price
Nonvested December 31, 2021	15,565	$96.00
Granted	11,644	22.74
Vested	(15,153)	68.20
Forfeited	(1,500)	77.42
Nonvested September 30, 2022	10,556	$57.87

The Company recognized stock-based compensation expense related to RSUs granted and vesting expense of $993,462 and $674,265 during the nine months ended September 30, 2022 and September 30, 2021, respectively, of which, $707,904 is included in general and administrative and $285,558 is included in research and development in the accompanying Statements of Operations. The remaining value to be expensed is $551,684 with a weighted average vesting term of 0.57 years as of September 30, 2022.

During the nine months ended September 30, 2022, the Company granted a total of 11,644 RSUs. As of September 30, 2022, 15,513 RSUs vested and the Company issued 15,153 shares of common stock for the 15,153vested RSUs.

NOTE 11 – INCOME TAXES

The Company has incurred losses since inception. During the nine months ended September 30, 2022, the Company did not provide any provision for income taxes as the Company incurred losses during such period. The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. In assessing the need for a valuation allowance, the Company has considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, the Company has recorded a full valuation allowance for its net deferred tax assets as of September 30, 2022.

As of September 30, 2022, the Company did not have any amounts recorded pertaining to uncertain tax positions.

NOTE 12 – SUBSEQUENT EVENTS

Redemption of Series B Preferred Stock

On October 7, 2022, the Company paid $20,000 in consideration for the one share of Preferred Stock which was redeemed on September 13, 2022.

Repayment of Promissory Note

On October 7, 2022, the Company fully repaid the $80,000 Promissory Note and $812 of accrued interest to its Chief Executive Officer. The Chief Executive Officer and the Company entered the Promissory Note on July 21, 2022.

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

License Agreement with Loma Linda University

On March 8, 2018, we entered into an Assignment Agreement (the “Assignment Agreement”) with Sekris Biomedical, Inc. (“Sekris”). Sekris was a party to a license agreement with LLU, entered and made effective on May 25, 2011, and amended on June 24, 2011, July 16, 2012 and December 27, 2012 (the “Original Agreement,” and together with the Assignment Agreement, the “Sekris Agreements”). Pursuant to the Assignment Agreement, Sekris transferred and assigned all of its rights, obligations and liabilities under the Original Agreement, of whatever kind or nature, to us. In exchange, on March 8, 2018, we issued a warrant to Sekris to purchase up to 10,000 shares of our common stock (the “Sekris Warrant”). The warrant was immediately exercisable and has an exercise price of $200.00 per share. The expiration date of the warrant is March 8, 2023. On March 15, 2018, as amended on July 1, 2020, we entered into a LLU License Agreement directly with Loma Linda University, which amends and restates the Sekris Agreements.

Pursuant to the LLU License Agreement, we obtained the exclusive royalty-bearing worldwide license in and to all intellectual property, including patents, technical information, trade secrets, proprietary rights, technology, know-how, data, formulas, drawings, and specifications, owned or controlled by LLU and/or any of its affiliates (the “LLU Patent and Technology Rights”) and related to therapy for immune-mediated inflammatory diseases (the ADI™ technology). In consideration for the LLU License Agreement, we issued 500 shares of common stock to LLU.

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

We were obligated to pay and paid a fee of $25,000 to Stanford within 60 days of February 3, 2020. We also issued 375 shares of the Company’s common stock to Stanford. An annual licensing maintenance fee is payable by us on the first anniversary of the February 2020 License Agreement in the amount of $40,000 for 2021 through 2024 and $60,000 starting in 2025 until the license expires upon the expiration of the patent. The Company is required to pay and has paid $25,000 for the issuances of certain patents. The Company will pay milestone fees of $50,000 on the first commercial sales of a licensed product and $25,000 at the beginning of any clinical study for regulatory clearance of an in vitro diagnostic product developed and a potential licensed product. The Company paid a milestone fee for a clinical study for regulatory clearance of an in vitro diagnostic product developed and a potential licensed product of $25,000 in March of 2022. We are also required to: (i) provide a listing of the management team or a schedule for the recruitment of key management positions by March 31, 2020 (which has been completed), (ii) provide a business plan covering projected product development, markets and sales forecasts, manufacturing and operations, and financial forecasts until at least $10,000,000 in revenue by June 30, 2020 (which has been completed), (iii) conduct validation studies by September 30, 2020 (which has been completed), (iv) hold a pre-submission meeting with the FDA by September 30, 2020 (which has been completed), (iv) submit a 510(k) application to the FDA, Emergency Use Authorization (“EUA”), or a Laboratory Developed Test (“LDT”) by March 31, 2021 (which has been completed), (vi) develop a prototype assay for human profiling by December 31, 2021 (which has been completed), (vii) execute at least one partnership for use of the technology for transplant, autoimmunity, or infectious disease purposes by March 31, 2022 (which has been completed) and (viii) will provide further development and commercialization milestones for specific fields of use in writing by December 31, 2022.

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

Going Concern

We were incorporated on September 28, 2017 and have not generated significant revenues to date. During the nine months ended September 30, 2022 we had a net loss of $19,466,710 and cash of $9,244,876 as of September 30, 2022. The Company will require significant additional capital to operate in the normal course of business and fund clinical studies in the long-term. As a result of the January 2021 Securities Purchase Agreement, the August 2021 Offering, the October 2021 Offering, the December 2021 Offering, and September 2022 Offering we received net proceeds of approximately $52,000,000 during the last twelve months. We believe that the remaining funds on hand will not be sufficient to fund our operations for the next 12 months and such creates substantial doubt about our ability to continue as a going concern beyond one year.

Financial Results

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Our condensed financial statements as of September 30, 2022, show a net loss of $19,466,710. We expect to incur additional net expenses over the next several years as we continue to maintain and expand our existing operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

Results of Operations

Results of operations for the three months ended September 30, 2022 and 2021

We generated revenue of $323,125 and $0 for the three months ended September 30, 2022 and 2021, respectively. Cost of sales for the three months ended September 30, 2022 and 2021 was $233,684 and $0, respectively.

During the three months ended September 30, 2022, we incurred a loss from operations of $5,392,164. This is due to general and administrative expenses of $3,919,618, which includes $461,492 in stock-based compensation, research and development of $1,570,540, which includes $170,066 in stock-based compensation, and sales and marketing expenses of negative $8,553, which includes $0 in stock-based compensation. The $1,570,540 in research and development is mainly comprised of $248,012 in consulting expenses, and $974,982 in compensation.

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

The increase in expenses during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was due to the Company continuing to execute its business plan and incur costs of being a public company.

 Results of operations for the nine months ended September 30, 2022 and 2021

We generated revenue of $748,119 and $0 for the nine months ended September 30, 2022 and 2021, respectively. Cost of sales for the nine months ended September 30, 2022 and 2021 was $596,613 and $0, respectively.

During the nine months ended September 30, 2022, we incurred a loss from operations of $17,280,052. This is due to general and administrative expenses of $12,332,728, which includes $1,288,829 in stock-based compensation, research and development of $4,186,842, which includes $473,593 in stock-based compensation, and sales and marketing expenses of $911,988, which includes $754,699 in stock-based compensation. The $4,186,842 in research and development is mainly comprised of $1,350,384 in consulting expenses, and $2,517,836 in compensation offset by a one-time adjustment to research and development purchases. During the quarter, the Company transitioned from purchasing certain inventory items to internally manufacturing these items.

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

The increase in expenses during the nine months ended September 30, 2022 compared to the nine months ended September 30 2021 was due to the Company continuing to execute its business plan and incur costs of being a public company.

Liquidity and Capital Resources

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2022, we had an accumulated deficit of $86,828,138 We had working capital of $8,251,803 as of September 30, 2022. During the nine months ended September 30, 2022, we purchased $274,073 in fixed assets, for which we made cash payments of $278,256. These fixed assets were purchased to continue the buildout of our operations. Approximately $215,000 of these purchased fixed assets were lab equipment, $54,000 was for computers, and $5,000 was for office furniture.

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

On September 10, 2020, we completed a follow-on public offering. In connection therewith, we issued 48,000 units, or Follow-On Units, excluding the underwriters’ option to cover overallotments, at an offering price of $200.00 per Follow-On Unit, resulting in gross proceeds of approximately $9.6 million.

On January 25, 2021, the Company entered into a securities purchase agreement with an institutional accredited investor (the “Investor”) for the sale of a $6,000,000 senior secured convertible note (the “Convertible Note”). The Convertible Note had a term of 24 months, was originally convertible at a price of $200.00 per share and was issued at an original issuance discount of $1,000,000. On August 30, 2021, the Company entered into a defeasance and waiver agreement with the Investor, pursuant to which the Noteholder has agreed in exchange for (a) a cash payment by the Company to the Investor of $1.2 million (the Cash Payment”), (b) a waiver, in part of the conversion price adjustment provision such that the January 2021 Note shall be convertible into 96,050 shares of common stock (without giving effect to the conversion notice received by the company form the Noteholder prior to the date hereof totaling (20,115 shares) (the “Shares”), and (c) a voluntary and permanent reduction by the Company of the exercise price of the warrant to purchase 16,000 shares of the common stock of the Company (the “January 2021 Warrant”) to $126.50 per share. As of September 30, 2022, the outstanding principle of the convertible note had been converted to 96,050 shares of common stock.

On August 30, 2021, we completed a registered direct; offering and raised approximately $10.1 million in net proceeds.

On October 20, 2021, we completed an offering for net proceeds of $3.8 million. As part of this offering, we issued 56,667 shares of the Company’s common stock

On December 6, 2021, we completed an offering for net proceeds of $16.0 million. As part of this offering, we issued 164,929 units consisting of shares of the Company’s common stock and warrant to purchase shares of the Company’s common stock and 166,572 prefunded warrants. The warrant issued as part of the units had an exercise price of $57.50 and the prefunded warrants had an exercise price of $0.001.

On September 20, 2022, we completed a public offering for net proceeds of $18.1 million (the “September 2022 Offering”). As part of the September 2022 Offering, we issued 1,224,333 of shares of the Company’s common stock, pre-funded warrants to purchase 2,109,000 shares of the Company’s common stock and warrants to purchase 3,333,333 shares of the Company’s common stock . The warrants had an exercise price of $6.00 and the pre-funded warrants had an exercise price of $0.001.

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

Contractual Obligations

The following table shows our contractual obligations as of September 30, 2022:

	Payment Due by Year
	Total	2022	2023	2024	2025	2026
Lease	$3,676,932	$301,074	$1,149,247	$1,034,084	$708,804	$483,723

Financed asset	252,221	140,709	111,512	-	-	-

Total contractual obligations	$3,929,153	$441,783	$1,260,759	$1,034,084	$708,804	$483,723

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

Recent Developments

See Note 12 – Subsequent Event to the accompanying condensed financial statements for a description of material recent developments.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

On January 31, 2022, the Company issued a consultant 60 shares of common stock for services rendered.

On February 28, 2022, the Company issued a consultant 60 shares of common stock for services rendered.

On March 31, 2022, the Company issued a consultant 60 shares of common stock for services rendered.

On June 27, 2022, the Company issued a consultant 12,296 shares of common stock for services rendered.

The issuances above were made pursuant to Section 4(a)(2) of the Securities Act.

(b) Use of Proceeds from Initial Public Offering

On July 2, 2020, the Company completed its initial public offering (“IPO”). In connection therewith, the Company issued 24,534 Units (the “Units”), excluding the underwriters’ option to cover overallotments (the underwriter did not exercise their overallotment), at an offering price of $450.00 per Unit, resulting in gross proceeds of approximately $11.0 million. The Units issued in the IPO consisted of one share of common stock, one Series A warrant, and one Series B warrant. The Series A warrants originally had an exercise price of $450.00 and a term of 5 years. In addition, the Company issued a Unit Purchase Option at an exercise price of $562.50 per unit to the underwriters to purchase up to 1,350 units, with each unit consisting of (i) one share of common stock and (ii) one Series A Warrant. On August 19, 2020, the Company modified the exercise price of the Series A Warrants from $450.00 per share to $225.00 per share. The term of the Series A Warrants was not modified. The Series B warrants have an exercise price of $562.50 per share, a term of 5 years and contain a cashless exercise option upon certain criteria being met. As of September 30, 2022, substantially all of the Series B warrants issued in the IPO have been exercised pursuant to a cashless provision therein.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-235933	3.1	June 25, 2020
3.2	Certificate of Amendment, dated June 29, 2020	10-Q	001-39336	3.2	August 13, 2020
3.3	Amended and Restated Bylaws of the Registrant	S-1	333-235933	3.3	June 25, 2020
3.4	Second Amended and Restated Bylaws of the Registrant	10-Q	001-39336	3.4	August 12, 2021
3.5	Certificate of Designation of Series B Preferred Stock, dated July 19, 2022	8-K	001-39336	3.1	July 19, 2022
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aditxt, Inc.

Date: November 14, 2022	By:	/s/ Amro Albanna
Amro Albanna
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Thomas J. Farley
Thomas J. Farley
Chief Financial Officer (Principal Financial and Accounting Officer)