Form 10-K
period 2022-12-31
Aditxt, Inc.
filed 2023-04-17
CIK 1726711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in this filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2022, based on a closing price of $7.16 was approximately $7,923,275.

As of April 14, 2023, the registrant had 4,834,731 and 4,832,714 shares of common stock, $0.001 par value per share, issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2022 annual meeting of stockholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this report relates.

ADITXT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those highlighted in Section 1A titled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	we have generated no significant revenue from commercial sales to date and our future profitability is uncertain;

●	if we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment;

●	our financial situation creates doubt whether we will continue as a going concern;

●	we may need to raise additional funding, which may not be available on acceptable terms, or at all;

●	even if we can raise additional funding, we may be required to do so on terms that are dilutive to you.;

●	the regulatory approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of our future product candidates, if any;

●	we may encounter substantial delays in completing our clinical studies which in turn will require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities;

●	if our future pre-clinical development and future clinical Phase I/II studies are unsuccessful, we may be unable to obtain regulatory approval of, or commercialize, our product candidates on a timely basis or at all;

●	even if we receive regulatory approval for any of our product candidates, we may not be able to successfully commercialize the product and the revenue that we generate from their sales, if any, may be limited;

●	adverse events involving our products may lead the FDA or applicable foreign regulatory agency to delay or deny clearance for our products or result in product recalls that could harm our reputation, business and financial results;

●	our technology is subject to licenses from LLU and Stanford (as defined below), each of which are revocable in certain circumstances, including in the event we do not achieve certain payments and milestone deadlines. Without these licenses, we may not be able to continue to develop our product candidates;

●	if we were to lose our CLIA certification or state laboratory licenses, whether as a result of a revocation, suspension or limitation, we would no longer be able to offer our assays (including our AditxtScore™ platform), which would limit our revenues and harm our business. If we were to lose, or fail to obtain, a license in any other state where we are required to hold a license, we would not be able to test specimens from those states;

●	our results of operations will be affected by the level of royalty and milestone payments that we are required to pay to third parties;

●	we face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do;

●	our technologies and products under development, and our business, may fail if we are not able to successfully commercialize them and ultimately generate significant revenues as a result;

●	customers may not adopt our products quickly, or at all;

●	COVID-19 may impact our business and operations;

●	the failure to obtain or maintain patents, licensing agreements and other intellectual property could materially impact our ability to compete effectively;

●	some of our intellectual property may be subject to “march-in” rights by the U.S. federal government;

●	we do not expect to pay dividends in the foreseeable future;

●	we have issued a significant number of restricted stock awards, restricted stock units, options and warrants and may continue to do so in the future. The vesting and, if applicable, exercise of these securities and the sale of the shares of common stock issuable thereunder may dilute your percentage ownership interest and may also result in downward pressure on the price of our common stock;

●	future sales or issuances of substantial amounts of our common stock, including, potentially as a result of future acquisitions or strategic transactions, including the transaction with Cellvera Global, could result in significant dilution;

●	while we have entered into a Share Exchange Agreement with Cellvera Global, we cannot assure you that the transaction contemplated by the Share Exchange Agreement will be consummated or, that if such transaction is consummated, that it will be accretive to stockholder value;

●	we have provided loans to Cellvera Global in the principal amount of $14.5 million, if we are unable to complete the transactions contemplated by the Share Exchange Agreement, we cannot provide any assurance that we will be able to timely collect such amounts from Cellvera Global, if at all;

●	we may engage in future acquisitions or strategic transactions, including the transaction with Cellvera Global, which may require us to seek additional financing or financial commitments, increase our expenses and/or present significant distractions to our management;

●	we received the determination from Nasdaq that we regained compliance with the Nasdaq continued listing requirements, however, we remain subject to a panel monitor of our ongoing compliance until March 28, 2023 and if we fail to comply with such requirements during the panel monitor, it could result in the delisting of our securities by Nasdaq; and

●	exclusive forum provisions in our amended and restated certificate of incorporation and amended and restated bylaws.

PART I

Item 1. Business.

Overview

We are an innovation company with a mission of Making Promising Innovations Possible, Together. We develop, build, and grow innovations with a focus on monitoring and modulating the immune system. We take a socialized approach to innovation by engaging stakeholders into all aspects of the process.

Our innovation portfolio includes the following programs:

-	Adimune™ - Immune modulation technologies which are currently at the pre-clinical stage and are designed to retrain the immune system to induce tolerance with an objective of addressing rejection of transplanted organs, autoimmune diseases, and allergies.

-	AditxtScore™ - Immune monitoring technologies designed to provide a personalized comprehensive profile of the immune system.

ADITM (Immune Modulation Program)

Background

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

New, focused therapeutic approaches are needed that modulate only the immune cells involved in rejection of the transplanted organ, as this approach can be safer for patients than indiscriminate immune suppression. Such approaches are referred to as immune tolerance, and when therapeutically induced, may be safer for patients and potentially allow long-termer survival of transplanted tissues and organs.

In the late 1990s, academic research on these approaches was conducted at the Transplant Center in Loma Linda University (“LLU”) in connection with a project that secured initial grant funding from the U.S. Department of Defense. The focus of that project was induction of tolerance for skin allografting for burn victims. Twenty years of research at LLU and an affiliated incubator led to a series of discoveries that have been translated into a large patent portfolio of therapeutic approaches that may be applied to the modulation of the immune system to induce tolerance to self and transplanted organs.

We have an exclusive worldwide license for commercializing Apoptotic DNA Immunotherapy™ (ADI™) nucleic acid-based technology (which is currently at the pre-clinical stage) from LLU, ADI™ which utilizes a novel approach that mimics the way the body naturally induces tolerance to our own tissues (“therapeutically induced immune tolerance”). While immune suppression requires continuous administration to prevent rejection of a transplanted organ, induction of tolerance has the potential to retrain the immune system to accept the organ for longer periods of time. Thus, ADI™ may allow patients to live with transplanted organs with significantly reduced immune suppression. ADI™ is a technology platform which we believe can be engineered to address a wide variety of indications.

We are developing ADI™ products for organ transplantation including skin allografting, autoimmune diseases, and allergies, with the initial focus on psoriasis, type 1 diabetes and skin allografting, indications for which we have compelling preclinical data. To submit a Biologics License Application (“BLA”) for a biopharmaceutical product, clinical safety and efficacy must be demonstrated in clinical studies conducted with human subjects. For products in our class of drugs, the first-in-human trials will be a combination of Phase I (safety/tolerability) and Phase II (efficacy) in affected subjects. To obtain approval to initiate the Phase I/IIa studies, an Investigational New Drug or Clinical Trial Application will be submitted that will include a compilation of non-clinical efficacy data as well as manufacturing and pre-clinical safety/toxicology data. To date, we have conducted non-clinical studies in a stringent model of skin transplantation using genetically mismatched donor and recipient animals demonstrating a 3-fold increase in the survival of the skin allograft in animals that were tolerized with ADI™ compared to animals that receive immune suppression alone. Prolongation of graft life was observed despite discontinuation of immune suppression after the first 5 weeks. In a non-obese diabetic mouse model of type 1 diabetes, we showed reversal of hyperglycemia with 80% of the animals showing durable glycemic control for the 40-week study period. Additionally, in an induced non-clinical model for psoriasis, ADI™ treatment resulted in a 69% reduction in skin thickness and a 38% decrease in skin flaking (two clinical parameters for assessment of psoriasis skin lesions). The Phase I/IIa studies in psoriasis will evaluate the safety/tolerability of ADI™ in patients diagnosed with psoriasis. Since the drug will be administered in subjects diagnosed with psoriasis, effectiveness of the drug to improve psoriatic lesions will also be evaluated. In the type 1 diabetes clinical studies, newly diagnosed subjects will receive ADI™ treatment to evaluate safety and efficacy. In another Phase I/IIa study, patients requiring skin allografts will receive weekly intra-dermal injections of ADI™ in combination with standard immune suppression to assess safety/tolerability and possibility of reducing levels of immunosuppressive drugs as well as prolongation of graft life.

Advantages

ADI™ is a nucleic acid-based technology (e.g., DNA-based), which we believe selectively suppresses only those immune cells involved in attacking or rejecting self and transplanted tissues and organs. It does so by tapping into the body’s natural process of cell turnover (apoptosis) to retrain the immune system to stop unwanted attacks on self or transplanted tissues. Apoptosis is a natural process used by the body to clear dying cells and to allow recognition and tolerance to self-tissues. ADI™ triggers this process by enabling the cells of the immune system to recognize the targeted tissues as “self”. Conceptually, it is designed to retrain the immune system to accept the tissues, similar to how natural apoptosis reminds our immune system to be tolerant to our own “self” tissues.

While efforts have been made by various groups to promote tolerance through cell therapies and ex vivo manipulation of patient cells (takes place outside the body), to our knowledge, we will be unique in our approach of using in-body induction of apoptosis to promote tolerance to specific tissues. In addition, ADI™ treatment itself will not require additional hospitalization, only an injection of minute amounts of the therapeutic drug into the skin.

Reduce Chronic Rejection

While immunosuppressants control acute rejection during the early time-period after receiving an organ, chronic rejection of the organ that occurs one or more years after the transplant procedure continues to pose a major challenge for organ recipients.

Chronic rejection has been likened to autoimmunity (a misdirected immune response that occurs when the immune system goes awry), where specific tissues in the transplanted organ become targets of immune attack. In other words, chronic rejection may not be caused just by differences between the donor and the recipient, but rather by an immune response by the recipient to specific tissues in the organ. Our pre-clinical studies suggest that ADI™ has the ability to tolerize to specific tissues in a transplanted organ, and conceivably, reduce incidences of chronic rejection.

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

Based on some of our data, we believe that with ADI™ treatment, recipients can be conditioned/desensitized, thereby retraining the immune system to more readily accept the organ and also reduce the levels of immunosuppressive drugs needed post-transplantation.

Preformed Antibodies

Studies have shown that presence of preformed antibodies prior to transplantation procedures increases the rate of organ rejection. Preformed antibodies can develop in previously transplanted patients, patients who have given birth, and patients who have previously received blood transfusions. With more than 113,000 patients on transplant waiting lists in the U.S. alone, patients with pre-existing antibodies have much lower chances of qualifying to receive organs due to their increased risk of rejection – even with immune suppression.

Sadly, transplanted patients have a probability of needing re-transplantation at some point due to eventual chronic rejection of their transplanted organ, with the possible exception of some newborn recipients. With increased incidence of preformed antibodies, these patients may never have the opportunity to receive another organ. Based on experimental data, we believe that ADI™ may have the potential to address this issue providing these individuals better opportunities for receiving an organ.

Technology Platform

ADI™ utilizes a novel approach that mimics the way our bodies naturally induce tolerance to our own tissues. It is a technology platform, which we believe can be engineered to address a wide variety of indications. ADI™ includes two DNA molecules which are designed to deliver signals to induce tolerance. The first DNA molecule encodes a pro-apoptotic protein, which induces ‘programmed’ cell death (apoptosis). This is a core component of the technology because it is intended to greatly increase the recruitment of dendritic cells, which are implicated in regulating the immune system. The second DNA molecule encodes the protein of interest (guiding antigen), which is modified to promote a path of tolerance. The guiding antigen is intended to result in tolerance induction specific to the tissue where the protein is found.

ADI™ has shown efficacy in several preclinical models (skin allografting, psoriasis, type 1 diabetes, alopecia areata and others) and its efficacy can be attributed to multiple factors:

1.	ADI™ does not rely on a single mechanistic approach. It has multiple components (interchangeable target antigen, apoptosis, methylated plasmid DNA) that affect different arms of the immune system, which may collectively play a role in rejecting self or transplanted tissues.

2.	ADI™ activates key immune cells known to maintain tolerance in test animals and humans.

3.	ADI™ has been successfully applied to several autoimmune models and a stringent transplantation model.

4.	ADI™ lends itself to repeat dosing, which may be required to achieve its full potential therapeutic effect.

Proof of Concept: Skin Grafting

Results shown are 5 weeks post-transplantation

The proof-of-concept experiment performed in transplantation was a skin allograft transplantation procedure in which the donor skin was obtained from white BALB/c mice and transplanted to black C57BL/6 mice. The experiment was designed to address a more challenging scenario where the donor tissue was obtained from a donor which is genetically mismatched with the recipient. This is unlike clinical scenarios where the donor and recipient are genetically matched as much as possible. While these experiments were repeated in several separate experiments, the results shown here were obtained from a study conducted with 14 mice in the ADI™ treatment group and 7 mice in the control group. Prior to submission of an Investigational New Drug or Clinical Trial Application, additional non-clinical studies will be conducted to establish the precise protocol (e.g. timing of vaccine administration, dosing, and appropriate immunosuppressive agents that will be used in combination with ADI™) that will be used in the clinical trials. Pre-clinical safety/toxicology studies have already been conducted by a GLP lab to ensure product safety for clinical testing. These studies have shown no signs of toxicity to ADI™ treatment in mice.

Proof of Concept: Psoriasis

●	Psoriasis causes increased skin thickness and scaling in an established 10-day psoriasis model

●	ADI™ treatment resulted in a 69% reduction in skin thickening and 38% reduction in scaling over the 10-day study period

Proof of Concept: Type 1 Diabetes

Typically, 90% of female NOD mice develop spontaneous autoimmune diabetes if left untreated. Disease progression may be different for individual animals much like the clinical scenario in human patients.

ADI™ was administered once a week for 8 weeks after each animal developed hyperglycemia. All animals responded with 80% showing durable response for the entire 40-week study period.

●	Type 1 or autoimmune diabetes is a condition where the body’s immune system mistakenly attacks cells in the pancreas resulting in diminished production of insulin, a hormone that is required for regulation of glucose

●	ADI™ incorporates an antigen (GAD) expressed in the pancreas

●	Administration of ADI™ using GAD as the guiding antigen over an 8-week period in animals with T1D restores insulin production and reverses hyperglycemia

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

Pre-clinical and Clinical Plans

The resources and efforts used for the IND-enabling work summarized below supports both the psoriasis and TID clinical programs

High-level objectives for psoriasis clinical program:

●	Completion of IND-enabling work. Aditxt has completed GMP manufacturing of clinical grade drug substances (DNA plasmids) and initiated GMP formulation of clinical grade the drug product (ADI-100) that will be used for the first-in-human studies in subjects with psoriatic lesions. Included in the manufacturing program is stability studies; the regulatory agency requires one month of stability data for the GMP material for submission of the clinical trial application (CTA). Stability data will continue to be gathered while the clinical trials are ongoing and up to 24 months. Aditxt has also completed the in-life portion of the toxicology studies. Safety data have been recorded and Aditxt is now awaiting immunotoxicology data, which are forthcoming.

●	Upon completion of GMP manufacturing and toxicology studies, a CTA will be submitted in Q2 2023 to initiate the Phase I/II FIH clinical trials.

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

High-level objectives for type 1 diabetes (T1D) clinical program:

●	Completion of IND-enabling work. Aditxt has completed GMP manufacturing of clinical grade drug substances (DNA plasmids) and initiated formulation of the drug product (ADI-100) that will be used for the first-in-human studies in subjects with T1D. Included in the manufacturing program is stability studies; the regulatory agency requires one month of stability data for the GMP material for submission of the clinical trial application (CTA). Stability data will continue to be gathered while the clinical trials are ongoing and up to 24 months. Aditxt has also completed the in-life portion of the toxicology studies. Safety data have been recorded and Aditxt is now awaiting immunotoxicology data, which are forthcoming.

●	Clinical Phase I/II Study to demonstrate safety and clinical proof-of-concept in T1D

Our clinical studies will combine Phase I (designed to test clinical safety) and Phase II (designed to obtain proof of effectiveness in human subjects), in T1D patients. We have selected this indication for several reasons, including:

1.	Our existing preclinical data have shown promising results using ADI™ to reverse hyperglycemia in the mouse model; and

2.	There is currently no treatment for T1D and the only option for patients suffering from T1D is life-long insulin replacement therapy.

We will be identifying clinical trial centers with adequate patients. Upon approval by the regulatory agency clinical trials will be initiated.

High-level objectives for skin allograft clinical program:

●	Completion of preclinical studies to identify the appropriate protocol for dosing and combination of ADI™ with immune suppression protocols.

●	Completion of IND-enabling work including GMP manufacturing and toxicology studies.

●	Clinical Phase I/II Study to demonstrate safety and clinical proof-of-concept in patients requiring skin allografts.

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

We will be identifying clinical trial centers with adequate patients. Upon approval by the regulatory agency clinical trials will be initiated.

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

We are working with a contract manufacturer who has the knowledge, product ingredients including plasmid DNA molecules, and our patented methylating bacterial strain. The contract manufacturer has completed GMP manufacturing of the plasmid DNA molecules also known as the drug substances. The drug substances are planned to be shipped to another GMP facility for formulation and fill/finish process in vials that will be used in the clinical trials.

The product candidate selected for clinical trials must be subjected to pre-clinical safety/toxicology studies by an independent GLP (Good Laboratory Practice) laboratory to demonstrate its suitability for clinical testing in human patients. Upon completion of manufacturing and safety/toxicology testing, an Investigational New Drug (IND) or Clinical Trial Application will be prepared for submission to the regulatory agencies.

Upon receipt of clearance to initiate clinical testing, the ADI™ product can be tested in human patients. Our product will be tested in clinical trials in patients with psoriasis, T1D and one in patients who require skin allografting. Therefore, our first-in-human studies will be combined Phase I/Phase II studies in which safety and efficacy data will be obtained. We plan to start with psoriasis and T1D. In parallel, we will preparing for clinical trials in skin allografting.

We are developing our immune monitoring platforms with the objective of utilizing them as clinical assays in pre-clinical and clinical studies. The multiplex technologies could potentially allow evaluation of more analytes with less tissue samples.

Target Market

Psoriasis affects close to 100 million people worldwide and presents a large market estimated at over $20 billion annually. Topical and systemic therapeutics including vitamin D analogs, steroids, retinoids, immunosuppressants and biologics (i.e. monoclonal antibodies). While in more recent years, several classes of biologics have entered the market, most are primarily used for patients suffering from moderate to severe psoriasis because of their impairment of systemic immune responsiveness to infections and cancers. Pre-clinical safety studies by Aditxt have shown that ADI™ does not impair resistance to a systemic infection using a bacterial species known as Listeria monocytogenes or the ability to suppress the growth of an implanted melanoma tumor. The absence of immune impairment is important for application of ADI™ in patients suffering from mild to moderate psoriasis.

T1D is one of the most common chronic disorders in children and affects nearly 2 million Americans with the incidence and prevalence increasing at alarming rates in industrialized countries. Current treatment consists of daily administration of insulin as replacement therapy, which can induce life-threatening hypoglycemia and does not completely prevent morbidity and mortality associated with the disease. Aditxt is leveraging the ADI™ technology to develop a new class of immunotherapy designed to arrest the autoimmune destruction of the insulin producing beta cells of the pancreas. This will be the first therapy to achieve this elusive goal, which can increase the span and quality of life for up to 40,000 of US citizens and about 300,000 people around the world who develop T1D each year, with a 3-5% increase in yearly incidence.

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

While efforts have been made by various groups to promote tolerance through cell therapies and ex vivo manipulation of patient cells, these procedures take place outside the body and may require hospitalization.

Moreover, transplanted patients will need re-transplantation at some point, with the possible exception of some newborn recipients. With increased incidence of preformed antibodies, these patients may never have the opportunity to receive another organ. Preformed antibodies can develop in previously transplanted patients, patients who have given birth, and patients who have previously received blood transfusions. These patients have much lower chances of qualifying to receive organs due to their increased risk of rejection – even with immune suppression. The potential to reduce formation of preformed antibodies in these patients will provide better opportunities for them to receive another transplanted organ.

There are gaps between current approaches and what the market needs. We believe that ADI™ addresses these gaps. ADI™ is simple to administer (does not require ex-vivo treatment of patient cells), it does not appear to suppress the immune system, it may allow patients to live with transplanted organs with significantly reduced immune suppression, it may provide for longer-term survival of transplanted tissues and organs, may be more effective because it does not rely on a single immune pathway/mechanism, and potentially provides patients with pre-existing antibodies a chance to qualify to receive organs.

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

AditxtScoreTM (Immune Monitoring Program)

Background

We believe that understanding the status of an individual’s immune system is key to understanding health by the numbers and for developing therapeutics that result in better outcomes for more individuals. We have secured an exclusive worldwide license for commercializing a technology platform named AditxtScore™, which provides a personalized comprehensive profile of the immune system. AditxtScore™ is intended to be informative for individual immune responses to viruses, bacteria, peptides, drugs, supplements, bone marrow and solid organ transplants and cancer. It has broad applicability to many other agents of clinical interest impacting the immune system, including those not yet identified such as emerging infectious agents.

AditxtScore™ is being designed to allow individuals to understand, manage and monitor their immune profiles in order to be informed about attacks on or by their immune system. We believe AditxtScore™ can also assist the medical community in anticipating possible immune responses and reactions to viruses, bacteria, allergens and foreign tissues such as transplanted organs. This capability may be possible by having the ability to determine the body’s potential response and for developing a plan to deal with an undesirable reaction by the immune system. Its advantages include the ability to provide a simple, rapid, accurate, high throughput assays that can be multiplexed to determine the immune status with respect to several factors simultaneously, in 3-16 hours. In addition, it can determine and differentiate between various types of cellular and humoral immune responses (T and B cells and other cell types). It also provides for simultaneous monitoring of cell activation and levels of cytokine release (i.e., cytokine storms).

We plan to utilize AditxtScore™ in our upcoming pre-clinical and clinical studies to monitor subjects’ immune response before, during and after ADI™ drug administration. We are also evaluating plans to obtain regulatory approval for AditxtScore™’s use as a clinical assay and seeking to secure manufacturing, marketing and distribution partnerships for application in the various markets. To obtain regulatory approval to use AditxtScore™ as a clinical assay, we have conducted validation studies to evaluate its performance in detection of antibodies and plan to continue conducting additional validation studies for new applications in autoimmune diseases and transplantation.

(1) Organ Rejection

Typically, by the time a transplanted or a native organ shows signs of failure, the damage is already done, and reversal of the tissue injury becomes challenging. Access to early warning signs of damage would be invaluable to reverse or even prevent the damage. There are currently no practical, efficient assays available to measure cellular immune responses and available tools do not provide timely information for patients. AditxtScore™ can be used to provide a sensitive and rapid tool for pre-transplant monitoring and to determine T and B cell response and to differentiate between various types of cellular immune responses. It can be multiplexed providing information about the number of cells responding as well as quantifying the amounts of various cytokines released by the cells in the same assay. Determination of cellular response has valuable applications for prediction, monitoring, early detection, and treatment of disease, including organ failure/rejection, as well as treatment efficacy. It can also reveal dysfunction of the immune system that can potentially contribute to more severe disease.

(2) Autoimmunity

Our immune system develops to differentiate self from non-self. In autoimmunity, the body’s ability to distinguish this difference is impaired. Detection of early signs of immune misrecognition may allow earlier intervention to reduce tissue destruction and to potential reverse the process more effectively. Better tools are needed to recognize immune responses to our own tissues earlier, and with more sensitivity and accuracy. AditxtScore™ harnesses the promise to develop such tools that can be used for early diagnosis, evaluation of treatment effectiveness and determination of the need for maintenance therapies when needed.

(3) Allergies

Our immune system protects us by acting as a barrier against foreign substances and by eliminating them when they penetrate our bodies. Once the initial exposure has occurred, memory cells develop to prepare the body against a future exposure. This process is called immunity. In certain situations, however, instead of immunity, the immune system develops memory cells that result in a more severe reaction during a future exposure to the same substance. This type of response is called a hypersensitivity response, commonly known as an allergic response. AditxtScore™ can be used to develop multiplex panels each designed to test and monitor immune response to allergens. Based on the ability of this technology to run multiple tests in a single assay, 100 or more substances can potentially be tested simultaneously.

(4) Drug/Vaccine Response

There are currently no effective assays to predict and easily assess responses to drugs or vaccines. To determine whether an individual has responded to a particular vaccine, antibody titers are measured. This process may take several days or even weeks. Furthermore, for vaccines that require a series of injections, titers are not measured between injections and may not be known for months. AditxtScore™ can be used to determine whether a patient is a responder or non-responder (e.g. individuals with a suppressed immune response may be non-responders). It can provide an effective and rapid tool for potentially determining beneficial responses to a vaccine and can be used to monitor levels of immune responsiveness post vaccination. It can allow evaluation of multiple vaccines in a single test (for memory B cell detection). This application can be useful for vaccines, cancer therapeutics anti-rejection drugs, anti-viral drugs, among others.

(5) Disease Susceptibility

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

(6) Infectious Diseases

Infectious diseases can cause a major predicament for scientific and medical professionals, epidemiologists, and infectious disease specialists, who need to determine how to treat patients in real-time while efficacious therapies are still being developed. Proper decision making requires understanding why some affected individuals show minor or no symptoms, some recover, and others die. This is fundamental to creating effective targeted therapeutics which may differ depending on the underlying profile of the individual at risk for, or with, disease. The immune system plays a major role in how any given individual responds to the infectious agent. This response can be inadequate or too robust or appropriately effective. Regardless, the kinetics of the response by the cellular and humoral (antibody) immune systems to the infectious agent are often unknown. A basic critical question, then, is what do the dynamics of the immune response look like from exposure to and through the disease period and during convalescence for those who survive and those who don’t; and how might vaccines and therapies alter these profiles such that predictions of vaccine/drug efficacy could be inferred prior to vaccination/treatment and/or disease severity or progression be prognosticated. AditxtScore™ can be used to help address these questions with multiplex assays each designed to test and monitor the immune response to infectious agents.

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

We were obligated to pay and paid a fee of $25,000 to Stanford within 60 days of February 3, 2020. We also issued 375 shares of the Company’s common stock to Stanford. An annual licensing maintenance fee is payable by us on the first anniversary of the February 2020 License Agreement in the amount of $40,000 for 2021 through 2024 and $60,000 starting in 2025 until the license expires upon the expiration of the patent. The Company is required to pay and has paid $25,000 for the issuances of certain patents. The Company will pay milestone fees of $50,000 on the first commercial sales of a licensed product and $25,000 at the beginning of any clinical study for regulatory clearance of an in vitro diagnostic product developed and a potential licensed product. The Company paid a milestone fee for a clinical study for regulatory clearance of an in vitro diagnostic product developed and a potential licensed product of $25,000 in March of 2022. We are also required to: (i) provide a listing of the management team or a schedule for the recruitment of key management positions by March 31, 2020 (which has been completed), (ii) provide a business plan covering projected product development, markets and sales forecasts, manufacturing and operations, and financial forecasts until at least $10,000,000 in revenue by June 30, 2020 (which has been completed), (iii) conduct validation studies by September 30, 2020 (which has been completed), (iv) hold a pre-submission meeting with the FDA by September 30, 2020 (which has been completed), (iv) submit a 510(k) application to the FDA, Emergency Use Authorization (“EUA”), or a Laboratory Developed Test (“LDT”) by March 31, 2021 (which has been completed), (vi) develop a prototype assay for human profiling by December 31, 2021 (which has been completed), (vii) execute at least one partnership for use of the technology for transplant, autoimmunity, or infectious disease purposes by March 31, 2022 (which has been completed) and (viii) provided further development and commercialization milestones for specific fields of use in writing prior to December 31, 2022.

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

Plan of Operations

The initial application of the platform was AditxtScore™ for COVID-19 which was designed to provide a more complete assessment of an individual’s infection and immunity status with respect to the SARS-CoV-2 virus. Infection status is determined by evaluating the presence or absence of the virus, and immunity status by measuring levels of antibodies against viral antigens and their ability to neutralize the virus.

In early 2021, we established our AditxtScore™ Immune Monitoring Center in Richmond, Virginia (the “Center”). The Center operates as a Clinical Laboratory Improvement Amendments (CLIA) certified facility for the processing of our AditxtScore™ for COVID-19 Lab Developed Test (LDT) for our prospective channel partners, including labs and hospitals.

In August 2020, we filed for an Emergency Use Authorization (EUA) with the FDA with the ultimate objective of filing a 510(K) application. On January 14, 2022, we submitted requests to obtain two EUAs for our antibody and neutralizing tests following an announcement on November 15, 2021 by the Department of Health and Human Services that COVID-19 related tests will require FDA review and FDA’s position that COVID-19 tests that have been in use prior to the announcement must submit applications for EUAs but can continue to operate unless informed otherwise. In the meantime, we are providing AditxtScore™ as a service as a Laboratory Developed Test (LDT) to assess immunity status to COVID-19.

The public health emergency is planned to be ending in May 2023. Thus, COVID-related assays are no longer considered as priority for review by FDA and will not be considered for EUAs. In May, FDA may provide more guidance regarding whether COVID-related assays will revert back to pre-pandemic review process or whether they will require full regulatory review (e.g. 510k). Assays that are not developed for evaluation of infection or immunity status to SARS-CoV-2 will continue to be offered as LDTs.

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

Our innovation portfolio includes: (1) ADI™ immune modulation technologies, which are currently at the pre-clinical stage and are designed to retrain the immune system to induce tolerance with an objective of addressing rejection of transplanted organs, autoimmune diseases, and allergies; and (2) AditxtScore™ immune monitoring technologies designed to provide a personalized comprehensive profile of the immune system. Both categories are protected by multiple families of patents and patent applications, including several issued U.S. and non-U.S. patents.

The projected expiration dates for the ADI™ patents and patents issuing from pending applications extend until 2043 for some patents. As of the date of this report, our patent portfolio for ADI™ includes both patents and patent applications licensed from LLU or Stanford and patent applications owned solely by Aditxt, including 120 granted patents, 2 allowed patent applications and 30 pending patient applications in U.S. and other regions. These patents and patent applications cover three different technical aspects of ADI™, treatment of autoimmune diseases and type 1 diabetes, treatment of organ transplantation, and development of a new class of immunotherapeutics for various indications. The patents and patent applications cover both methods of treatment for these indications as well as compositions of matter including plasmids that are able to induce tolerance to antigens or prevention of immune attack on antigens, depending on the indication, along with methods of producing such plasmids.

The AditxtScore™ technology is also protected by multiple families of patents and patent applications, including several issued U.S. and non-U.S. patents. The projected expiration dates for these AditxtScore™ patents and patents issuing from pending applications ranges from 2037 to 2043. As of the date of this report, our patent portfolio for AditxtScore™ includes both patents and patent applications licensed from Stanford and patent applications owned solely by Aditxt, including granted patents and 12 applications. These patents and patent applications encompass methods, systems and kits for detection and measurement of specific immune responses.

We also possess and/or in-license substantial know-how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes and technology. We plan to continue expanding and strengthening our IP portfolio with additional patent applications in the future.

In March 2021, Aditxt signed an agreement with a regulatory consultant based in Munich, Germany, which will play a central role in navigating the first ADI™ therapeutic program through the clinical trial and regulatory process. The firm has been working with the Aditxt’s ADI™ team to submit a clinical trial application to the regulatory agency in Germany. Psoriasis is the first indication being targeted for clinical trial in the ADI™ therapeutics pipeline. Other candidates that are advancing toward clinical trials include ADI™ for type 1 diabetes and skin allografting.

Employees

We have sixty-one (61) full time employees as of December 31, 2022. We consider the relations with our employees to be good.

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

We were incorporated in September 2017 and have a limited operating history and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next several years as we commence our research and development efforts, conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. Our net loss for the years ended December 31, 2022 and 2021 was $27,549,876 and $46,371,364, respectively, and our accumulated deficit as of December 31, 2022 was $95,040,362. There can be no assurance that the products under development by us will be approved for sale in the U.S. or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

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

The Company was incorporated on September 28, 2017 and through the date of this report has generated no significant revenues. For the years ended December 31, 2022 and 2021, the Company had a net loss of $27,649,876 and $46,371,364, respectively. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available, we may be forced to discontinue operations, which would cause investors to lose their entire investment.

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

Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition, and stock price.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflationary pressure, and interest rate changes, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. More recently, the closures of Silicon Valley Bank (“SVB”) and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (FDIC) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget. The Company does not hold any deposits or securities or maintain any accounts at SVB or Signature Bank.

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

The LLU License Agreement may be terminated by LLU in the event of a breach by us of any non-payment provision (including the provision that requires us to meet certain deadlines for milestone events (each, a “Milestone Deadline”)) not cured within 90 days after delivery of written notice by LLU. Additional Milestone Deadlines include: (i) the requirement to have regulatory approval of an IND application to initiate first-in-human clinical trials on or before March 31, 2022 (which has been extended to March 31, 2023 due to payment of a $100,000 extension fee in March 2022), (ii) the completion of first-in-human (phase I/II) clinical trials by March 31, 2024, (iii) the completion of Phase III clinical trials by March 31, 2026 and (iv) biologic licensing approval (BLA) by the FDA by March 31, 2027. If the LLU License Agreement were to be terminated by LLU, we would lose our most significant asset and may no longer be able to develop our product candidates, which would have a material adverse effect on our operations.

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

In the early stages of development, our business will be significantly dependent on the Company’s management team and other key personnel. Our success will be particularly dependent upon our Chief Executive Officer, Mr. Amro Albanna and our Chief Innovation Officer, Dr. Shahrokh Shabahang. The loss of any one of these individuals or any other future key personnel could have a material adverse effect on the Company and our ability to further execute our intended business.

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

COVID-19 may impact our operations.

On January 30, 2020, the World Health Organization declared the COVID-19 coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The COVID-19 coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the Company, capital raise efforts and additional development of our technologies may be negatively affected.

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

On January 18, 2022, the Company received a notification from the Listing Qualifications Staff The Nasdaq Stock Market LLC (“Nasdaq”) related to our failure to maintain a minimum bid price of $1 per share. Based upon the closing bid price for the last 30 consecutive business days leading up to January 18, 2022, the Company no longer met this requirement. The Nasdaq Listing Rules provided a compliance period of 180 calendar days in which to regain compliance. Accordingly, if at any time from the date of this notice until July 18, 2022, the closing bid price our common stock is at least $1 for a minimum of ten consecutive business days, Nasdaq will provide us with written confirmation of compliance and the matter will be closed.

On July 19, 2022, the Company received a letter from the Nasdaq of notifying the Company that it has not regained compliance with the minimum bid price rule in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) by July 18, 2022 and is not eligible for a second 180 day extension as the Company does not comply with the stockholders’ equity initial listing requirement for The Nasdaq Capital market. The letter also stated that, unless the Company requests an appeal, the Company’s securities would be delisted from The Nasdaq Capital Market and would be suspended at the opening of business on July 28, 2022.

The Company submitted an appeal to Nasdaq, which stayed the delisting and suspension of the Company’s securities pending the decision of the Nasdaq Hearings Panel. At the hearing in September 2022, the Company presented its views and its plans to regain compliance with the Minimum Bid Price Rule to the Panel.

On September 28, 2022, the Company received the determination from Nasdaq that the Company had regained compliance with the requirements to remain listed in the Nasdaq Capital Market subject to a Panel Monitor of the Company’s compliance with such requirements as set forth in Listing Rule 5815(d)(4)(A) until March 28, 2023.

If, within that monitoring period, the Listing Qualifications staff (“Staff”) finds the Company out of compliance with one or more listing standards during that period notwithstanding Rule 5810(c)(2), the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, Staff will issue a Staff Delist Determination and the Company will have an opportunity to request a new hearing with the initial Hearings Panel or a newly convened Hearings Panel if the initial Hearings Panel is unavailable. The Company will have the opportunity to respond/present to the Hearings Panel as provided by Listing Rule 5815(d)(4)(A). If the hearing is unsuccessful, the Company’s securities may be at that time delisted from Nasdaq.

During the monitoring period, the Company failed to maintain compliance with the minimum bid price of $1.00 per share for 9 consecutive trading days between March 16, 2023 and March 28, 2023. Since the end of the monitoring period, the Company has failed to maintain compliance with the minimum bid price of $1.00 per share for 12 consecutive trading days between March 29, 2023 and April 14, 2023.

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

Future sales or issuances of substantial amounts of our common stock, including, potentially, as a result of the future acquisitions or strategic transactions, including the transaction with Cellvera Global, could result in significant dilution.

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

In connection with the contemplated acquisition of Cellvera Global, we entered into a Secured Credit Agreement with Cellvera Global, pursuant to which we have provided secured loans to Cellvera Global in the aggregate principal amount of $14.5 million, which amounts became due on January 31, 2022. On February 14, 2022, we entered into a Forbearance Agreement with Cellvera Global, pursuant to which we agreed to forbear from exercising our rights and remedies against Cellvera Global until the earlier of June 30, 2022 or the date of any default under the Forbearance Agreement. Under the Forbearance Agreement, the Company and the Borrower also agreed to certain amendments to the Credit Agreement, including, but not limited to: (i) the delivery by Cellvera Global of certain financial statements and forecasts, and (ii) certain regularly scheduled payments to be made by Cellvera Global to the Company during the forbearance period. If Cellvera Global defaults upon its obligations under the Forbearance Agreement or if we are otherwise unable to complete the contemplated acquisition of Cellvera Global under the Share Exchange Agreement, we cannot provide any assurance that we will be able to time collect the amounts due under the Secured Credit Agreement, if at all. The note receivable to Cellvera Global was deemed impaired and written down to zero as of December 31, 2021.

We may engage in future acquisitions or strategic transactions, including the transaction with Cellvera Global, which may require us to seek additional financing or financial commitments, increase our expenses and/or present significant distractions to our management.

As described herein, we entered into a Share Exchange Agreement with Cellvera Global in December 2021. We have also entered into other non-binding letters of intent. We may need to acquire additional financing to fund our obligations under the Share Exchange Agreement, the letter of intent or to fund other potential acquisitions or strategic transactions (particularly, if the acquired entity is not cash flow positive or does not have significant cash on hand). Obtaining financing through the issuance or sale of additional equity and/or debt securities, if possible, may not be at favorable terms and may result in additional dilution to our current stockholders. Additionally, any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, an acquisition or strategic transaction may entail numerous operational and financial risks, including the risks outlined above and additionally:

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

Holders

As of March 29, 2022, there were approximately 164 record holders of our common stock and no holders of our preferred stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

On June 27, 2022, the Company issued a consultant 16,296 shares of common stock for services rendered.

On December 7, 2022, the Company issued a consultant 131,151 shares of common stock for services rendered.

On December 27, 2022, the Company issued a consultant 9,837 shares of common stock for services rendered.

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

Use of Proceeds from Initial Public Offering

On July 2, 2020, we completed our initial public offering (“IPO”). In connection therewith, we issued 24,534 Units (the “IPO Units”), excluding the underwriters’ option to cover overallotments, at an offering price of $450.00 per IPO Unit, resulting in gross proceeds of approximately $11.0 million. The IPO Units issued in the IPO consisted of one share of common stock, one Series A warrant, and one Series B warrant. The Series A warrants originally had an exercise price of $450.00 and a term of 5 years. In addition, we issued a Unit Purchase Option at an exercise price of $562.50 per unit to the underwriters to purchase up to 1,350 units, with each unit consisting of (i) one share of common stock and (ii) one Series A Warrant. On August 19, 2020 we modified the exercise price of the Series A Warrants from $450.00 per share to $225.00 per share. The term of the Series A Warrants was not modified. The Series B warrants have an exercise price of $562.50 per share, a term of 5 years and contain a cashless exercise option upon certain criteria being met. As of December 31, 2020, substantially all of the Series B warrants issued in the IPO have been exercised pursuant to a cashless provision therein.

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

Overview

We are an innovation company with a mission of Making Promising Innovations Possible, Together. We develop, build, and grow innovations with a focus on monitoring and modulating the immune system. We take a socialized approach to innovation by engaging stakeholders into all aspects of the process.

Our innovation portfolio includes the following programs:

-	Adimune™ - Immune modulation technologies which are currently at the pre-clinical stage and are designed to retrain the immune system to induce tolerance with an objective of addressing rejection of transplanted organs, autoimmune diseases, and allergies.

-	AditxtScore™ - Immune monitoring technologies designed to provide a personalized comprehensive profile of the immune system.

ADI™ (Immune Modulation Program)

Background

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

New, focused therapeutic approaches are needed that modulate only the immune cells involved in rejection of the transplanted organ, as this approach can be safer for patients than indiscriminate immune suppression. Such approaches are referred to as immune tolerance, and when therapeutically induced, may be safer for patients and potentially allow longer-term survival of transplanted tissues and organs.

In the late 1990s, academic research on these approaches was conducted at the Transplant Center in Loma Linda University (“LLU”) in connection with a project that secured initial grant funding from the U.S. Department of Defense. The focus of that project was induction of tolerance for skin allografting for burn victims. Twenty years of research at LLU and an affiliated incubator led to a series of discoveries that have been translated into a large patent portfolio of therapeutic approaches that may be applied to the modulation of the immune system to induce tolerance to self and transplanted organs.

We have an exclusive worldwide license for commercializing Apoptotic DNA Immunotherapy™ (ADI™), a nucleic acid-based technology (which is currently at the pre-clinical stage), from LLU. ADI™ utilizes a novel approach that mimics the way the body naturally induces tolerance to our own tissues (“therapeutically induced immune tolerance”). While immune suppression requires continuous administration to prevent rejection of a transplanted organ, induction of tolerance has the potential to retrain the immune system to accept the organ for longer periods of time. Thus, ADI™ may allow patients to live with transplanted organs with significantly reduced immune suppression. ADI™ is a technology platform which we believe can be engineered to address a wide variety of indications.

We are developing ADI™ products for organ transplantation including skin allografting, autoimmune diseases, and allergies, with the initial focus on psoriasis, type 1 diabetes and skin allografting, indications for which we have compelling preclinical data. To submit a Biologics License Application (“BLA”) for a biopharmaceutical product, clinical safety and efficacy must be demonstrated in clinical studies conducted with human subjects. For products in our class of drugs, the first-in-human trials will be a combination of Phase I (safety/tolerability) and Phase II (efficacy) in affected subjects. To obtain approval to initiate the Phase I/IIa studies, an Investigational New Drug or Clinical Trial Application will be submitted that will include a compilation of non-clinical efficacy data as well as manufacturing and pre-clinical safety/toxicology data. To date, we have conducted non-clinical studies in a stringent model of skin transplantation using genetically mismatched donor and recipient animals demonstrating a 3-fold increase in the survival of the skin allograft in animals that were tolerized with ADI™ compared to animals that receive immune suppression alone. Prolongation of graft life was observed despite discontinuation of immune suppression after the first 5 weeks. In a non-obese diabetic mouse model of type 1 diabetes, we showed reversal of hyperglycemia with 80% of the animals showing durable glycemic control for the 40-week study period. Additionally, in an induced non-clinical model for psoriasis, ADI™ treatment resulted in a 69% reduction in skin thickness and a 38% decrease in skin flaking (two clinical parameters for assessment of psoriasis skin lesions). The Phase I/IIa studies in psoriasis will evaluate the safety/tolerability of ADI™ in patients diagnosed with psoriasis. Since the drug will be administered in subjects diagnosed with psoriasis, effectiveness of the drug to improve psoriatic lesions will also be evaluated. In the type 1 diabetes clinical studies, newly diagnosed subjects will receive ADI™ treatment to evaluate safety and efficacy. In another Phase I/IIa study, patients requiring skin allografts will receive weekly intra-dermal injections of ADI™ in combination with standard immune suppression to assess safety/tolerability and possibility of reducing levels of immunosuppressive drugs as well as prolongation of graft life.

AditxtScore™ (Immune Monitoring Program)

Background

We believe that understanding the status of an individual’s immune system is key to understanding health by the numbers and for developing therapeutics that result in better outcomes for more individuals. We have secured an exclusive worldwide license for commercializing a technology platform named AditxtScore™, which provides a personalized comprehensive profile of the immune system. AditxtScore™ is intended to be informative for individual immune responses to viruses, bacteria, peptides, drugs, supplements, bone marrow and solid organ transplants and cancer. It has broad applicability to many other agents of clinical interest impacting the immune system, including those not yet identified such as emerging infectious agents.

AditxtScore™ is being designed to allow individuals to understand, manage and monitor their immune profiles in order to be informed about attacks on or by their immune system. We believe AditxtScore™ can also assist the medical community in anticipating possible immune responses and reactions to viruses, bacteria, allergens and foreign tissues such as transplanted organs. This capability may be possible by having the ability to determine the body’s potential response and for developing a plan to deal with an undesirable reaction by the immune system. Its advantages include the ability to provide a simple, rapid, accurate, high throughput assays that can be multiplexed to determine the immune status with respect to several factors simultaneously, in 3-16 hours. In addition, it can determine and differentiate between various types of cellular and humoral immune responses (T and B cells and other cell types). It also provides for simultaneous monitoring of cell activation and levels of cytokine release (i.e., cytokine storms).

We plan to utilize AditxtScore™ in our upcoming pre-clinical and clinical studies to monitor subjects’ immune response before, during and after ADI™ drug administration. We are also evaluating plans to obtain regulatory approval for AditxtScore™’s use as a clinical assay and seeking to secure manufacturing, marketing and distribution partnerships for application in the various markets. To obtain regulatory approval to use AditxtScore™ as a clinical assay, we have conducted validation studies to evaluate its performance in detection of antibodies and plan to continue conducting additional validation studies for new applications in autoimmune diseases and transplantation.

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

We were obligated to pay and paid a fee of $25,000 to Stanford within 60 days of February 3, 2020. We also issued 375 shares of the Company’s common stock to Stanford. An annual licensing maintenance fee is payable by us on the first anniversary of the February 2020 License Agreement in the amount of $40,000 for 2021 through 2024 and $60,000 starting in 2025 until the license expires upon the expiration of the patent. The Company is required to pay and has paid $25,000 for the issuances of certain patents. The Company will pay milestone fees of $50,000 on the first commercial sales of a licensed product and $25,000 at the beginning of any clinical study for regulatory clearance of an in vitro diagnostic product developed and a potential licensed product. The Company paid a milestone fee for a clinical study for regulatory clearance of an in vitro diagnostic product developed and a potential licensed product of $25,000 in March of 2022. We are also required to: (i) provide a listing of the management team or a schedule for the recruitment of key management positions by March 31, 2020 (which has been completed), (ii) provide a business plan covering projected product development, markets and sales forecasts, manufacturing and operations, and financial forecasts until at least $10,000,000 in revenue by June 30, 2020 (which has been completed), (iii) conduct validation studies by September 30, 2020 (which has been completed), (iv) hold a pre-submission meeting with the FDA by September 30, 2020 (which has been completed), (iv) submit a 510(k) application to the FDA, Emergency Use Authorization (“EUA”), or a Laboratory Developed Test (“LDT”) by March 31, 2021 (which has been completed), (vi) develop a prototype assay for human profiling by December 31, 2021 (which has been completed), (vii) execute at least one partnership for use of the technology for transplant, autoimmunity, or infectious disease purposes by March 31, 2022 (which has been completed) and (viii) provided further development and commercialization milestones for specific fields of use in writing prior to December 31, 2022.

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

Going Concern

We were incorporated on September 28, 2017 and have not generated significant revenues to date. During the year ended December 31, 2022, we had a net loss of $27,649,876 and cash of $2,768,640 as of December 31, 2022. The Company will require significant additional capital to operate in the normal course of business and fund clinical studies in the long-term. As a result of the May 2022 purchase and sale of future receipts (a “Future Receipts Agreement”), the August 2022 Senior Secured Convertible Note, the August 2022 Future Receipts Agreement and the September 2022 public offering we received net proceeds of approximately $21,000,000 during the last twelve months. We believe that the remaining funds on hand will not be sufficient to fund our operations for the next 12 months and such creates substantial doubt about our ability to continue as a going concern beyond one year.

Financial Results

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Our financial statements as of December 31, 2022, show a net loss of $27,649,876. We expect to incur additional net expenses over the next several years as we continue to maintain and expand our existing operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

Results of Operations

Results of operations for the years ended December 31, 2022 and 2021

We generated revenue of $933,715 and $105,034 for the years ended December 31, 2022 and 2021, respectively. Cost of sales for the years ended December 31, 2022 and 2021 was $766,779 and $77,979, respectively.

During the years ended December 31, 2022, we incurred a loss from operations of $25,480,098. This is due to general and administrative expenses of $15,985,552, which includes $1,516,805 in stock-based compensation, research and development of $7,268,084, which includes $591,518 in stock-based compensation, sales and marketing expenses of $1,849,460, which includes $1,023,045 in stock-based compensation and impairment on note receivable of $534,938. The $7,268,084 in research and development is mainly comprised of $2,145,382 in consulting expenses, and $3,375,757 in compensation offset by a one-time adjustment to research and development purchases. During the year, the Company transitioned from purchasing certain inventory items to internally manufacturing these items.

During the year ended December 31, 2021, we incurred a loss from operations of $41,934,928. This is due to general and administrative expenses of $22,084,389, which includes $3,927,551 in stock-based compensation, research and development of $5,042,617, which includes $713,130 in stock-based compensation, sales and marketing expenses of $334,977, and impairment on note receivable of $14,500,000. The $5,042,617 in research and development is comprised of $76,455 in licensing fees, $1,960,196 in product development, $2,039,533 in compensation, and $966,433 in other research and development expense.

The decrease in expenses during the year ended December 31, 2022 compared to the year ended December 31, 2021 was due to the impairment on note receivable during the year ended December 31, 2021.

Liquidity and Capital Resources

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2022, we had an accumulated deficit of $95,040,362 We had working capital of $1,099,839 as of December 31, 2022. During year ended December 31, 2022, we purchased $367,079 in fixed assets. These fixed assets were purchased to continue the buildout of our operations. Approximately $300,000 of purchased fixed assets were lab equipment, $62,000 were computers, and $5,000 were office furniture.

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

On January 25, 2021, we entered into a securities purchase agreement with an institutional accredited investor (the “Investor”) for the sale of a $6,000,000 senior secured convertible note (the “Convertible Note”). The Convertible Note had a term of 24 months, was originally convertible at a price of $200.00 per share and was issued at an original issuance discount of $1,000,000. On August 30, 2021, the Company entered into a defeasance and waiver agreement with the Investor, pursuant to which the Investor has agreed in exchange for (a) a cash payment by the Company to the Investor of $1.2 million (the Cash Payment”), (b) a waiver, in part of the conversion price adjustment provision such that the January 2021 Note shall be convertible into 96,050 shares of common stock (without giving effect to the conversion notice received by the Company from the Investor prior to the date hereof totaling (20,115 shares), and (c) a voluntary and permanent reduction by the Company of the exercise price of the warrant to purchase 16,000 shares of the common stock of the Company (the “January 2021 Warrant”) to $126.50 per share. As of December 31, 2022, the outstanding principle of the convertible note had been converted to 96,050 shares of common stock.

On August 30, 2021, we completed a registered direct; offering and raised approximately $10.1 million in net proceeds.

On October 20, 2021, we completed an offering for net proceeds of $3.8 million. As part of this offering, we issued 56,667 shares of the Company’s common stock.

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

On September 20, 2022, we completed a public offering for net proceeds of $17.2 million (the “September 2022 Offering”). As part of the September 2022 Offering, we issued 1,224,333 of shares of the Company’s common stock, pre-funded warrants to purchase 2,109,000 shares of the Company’s common stock and warrants to purchase 3,333,333 shares of the Company’s common stock. The warrants had an exercise price of $6.00 and the pre-funded warrants had an exercise price of $0.001.

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

Contractual Obligations

The following table shows our contractual obligations as of December 31, 2022:

	Payment Due by Year
	Total	2023	2024	2025	2026
Lease	$3,269,311	$1,129,853	$1,004,982	$710,546	$423,930

Financed asset	409,983	409,983	-	-	-

Total contractual obligations	$3,679,294	$1,539,836	$1,004,982	$710,546	$423,930

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

Off-Balance Sheet Arrangements

From time to time the Company enters short term research and development contracts. These contracts have payment provisions which require payment once regulatory and completion milestones are met. As of December 31, 2022, the Company has approximately $1.6 million outstanding, subject to these milestones.

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

See pages F-1 through F-29 following the Exhibit Index of this Annual Report on Form 10-K.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

In February 2023, the Company formed a wholly-owned subsidiary, Pearsanta, Inc. in order to accelerate the growth of the Company’s AditxtScore program through future strategic revenue and growth oriented transactions. In connection with the formation of Pearsanta and Corinne Pankovcin’s anticipated role in driving such strategic revenue and growth oriented transactions, Ms. Pankovcin’ s title was changed from President to Chief Commercialization Officer, effective April 12, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

N/A.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our definitive proxy statement related to the 2023 Annual Meeting of Stockholders, or the Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

(3)	Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
1.1	At The Market Offering Agreement dated December 20, 2022 between Aditxt, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 20, 2022)
2.1	Share Exchange Agreement, dated as of December 28, 2021 by and between AiPharma Group Ltd. and Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 28, 2021)
2.2	Amendment to Share Exchange Agreement by and between AiPharma Group Ltd. and Aditxt, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
2.3	Second Amendment to Share Exchange Agreement by and between AiPharma Group Ltd. and Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 16, 2022)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
3.2	Certificate of Amendment, dated June 29, 2020 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2020)
3.3	Amended and Restated Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
3.4	Certificate of Designation Series A Preferred Stock (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-248491)
3.5	Certificate of Amendment, filed with the Secretary of State of the State of Delaware on May 24, 2021 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 25, 2021)
3.6	Certificate of Amendment, dated July 6, 2021 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 8, 2021)
3.7	Amendment No. 1 to Amended and Restated Bylaws of Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 8, 2022)
3.8	Certificate of Designation of Series B Preferred Stock, dated July 19, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 20, 2022)
3.9	Certificate of Amendment to Certificate of Incorporation of Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 14, 2022)
4.1	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 25, 2021)
4.2	Form the Company’s common stock certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
4.3	Form of Series A-1 Warrant Agent Agreement (including the terms of the Series A-1 Warrant) (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-248491)
4.4	Form of Series B-1 Warrant Agent Agreement (including the terms of the Series B-1 Warrant) (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-248491)
4.5	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
10.1	Form of Promissory Note issued to Sekris Biomedical, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.2	Warrant, dated March 8, 2018, issued to Sekris Biomedical, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.3	Form of Private Placement Subscription Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)

10.4	Patent Licensing Agreement, dated February 3, 2020 (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.5	Patent and Technology License Agreement, dated March 15, 2018 between Loma Linda University and Aditx Therapeutics, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.6	Amendment Agreement to the Patent and Technology License Agreement, dated July 1, 2020 by and between Loma Linda University and Aditx Therapeutics, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2020)
10.7	2017 Equity Incentive Plan and forms of award agreements thereunder (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.8	Consulting Agreement, dated March 1, 2018 between Aditx Therapeutics, Inc. and Canyon Ridge Development LLC d/b/a Mission Critical Solutions International (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.9	Form of July 2018 Securities Purchase Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.10	Form of July 2018 Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.11	Form of April 2018 Promissory Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.12	Form of March 2019 Promissory Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.13	Form of October 2019 Securities Purchase Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.14	Form of October 2019 Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.15	Form of January 2020 Note Purchase Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.16	Form of January 2020 Private Placement Promissory Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.17	Consulting Agreement by and between the Company and Salveo Diagnostics, Inc., dated November 18, 2020 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 23, 2020)
10.18	Form of Senior Secured Convertible Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)
10.19	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)
10.20	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)
10.21	Form of Registration Rights Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)
10.22	Employment Agreement, dated as of February 24, 2021, by and between the Company and Amro Albanna (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 26, 2021)
10.23	2021 Omnibus Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 26, 2021)
10.24	Lease Agreement, dated as of May 4, 2021, by and between LS Biotech Eight, LLC as Landlord, and Aditxt Therapeutics, Inc., as Tenant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 10, 2021)
10.25	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
10.26	Placement Agency Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
10.27	Form of Placement Agent Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
10.28	Waiver and Defeasance Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
10.29	Secured Credit Agreement, dated as of August 27, 2021, by and among AiPharma, AiPharma Holdings Limited, AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.30	Security Agreement, dated as of August 27, 2021 by and between AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.31	Security Agreement, dated as of August 27, 2021 by and between AiPharma Limited and the Company (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.32	Security Agreement – AiPharma Limited and Aditxt (BVI Law) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)

10.33	Floating Charge (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.34	Transaction Agreement, dated as of October 4, 2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.35	First Amendment to Secured Credit Agreement with AiPharma Global Holdings LLC dated October 18, 2021 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.36	Second Amendment to Secured Credit Agreement with AiPharma Global Holdings LLC dated October 27, 2021(incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.37	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Amro Albanna, Chief Executive Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.38	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Corinne Pankovcin, President and Secretary (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.39	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Thomas Farley, Chief Financial Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.40	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Shahrokh Shabahang, Chief Innovation Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.41	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Rowena Albanna, Chief Operating Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.42	Form of Warrant Reduction and Release Agreement dated as of November 24, 2021 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.43	First Amendment to Transaction Agreement dated November 30, 2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.44	Third Amendment to Secured Credit Agreement dated November 30, 2021, by and among AiPharma, AiPharma Holdings Limited, AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.45	Second Amendment to Transaction Agreement dated December 7, 2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.46	Secured Credit Agreement, dated as of December 8, 2021, by and among the Company and the Target Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.47	Third Amendment to Transaction Agreement dated December 17, 2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.48	Fifth Amendment to Secured Credit Agreement dated December 22, 2021, by and among AiPharma, AiPharma Holdings Limited, AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.49	Sixth Amendment to Secured Credit Agreement dated December 28, 2021, by and among AiPharma, AiPharma Holdings Limited, AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.50	Employment Agreement between Aditxt, Inc. and Matthew Shatzkes, Chief Legal Officer and General Counsel (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.51	Forbearance Agreement and Seventh Amendment to Secured Credit Agreement dated as of February 14, 2022 by and among the Company, Cellvera Global Holdings LLC, Cellvera Holdings Ltd., Cellvera Asia Limited (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.52	Fourth Amendment to Transaction Agreement dated December 22,2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.53	Series C Warrant Agent Agreement (incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed on April 15, 2022)
10.54	Form of Placement Agent Warrant dated January 25, 2021 (incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed on April 15, 2022)
10.55	Forbearance Agreement and Eighth Amendment to Secured Credit Agreement dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
10.56	Security Agreement between Cellvera Holdings and Aditxt, Inc. dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
10.57	Security Agreement between Cellvera Development LLC and Aditxt, Inc. dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
10.58	Security Agreement between Cellvera Global Holdings and Aditxt, Inc. dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
10.59	Amended and Restated Security Agreement between Cellvera Asia Limited and Aditxt, Inc. dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)

10.60	Revenue Sharing Agreement by and among Aditxt, Inc., Cellvera Global Holdings LLC and Cellvera Asia Limited dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
10.61	Form of Agreement for the Purchase and Sale of Future Receipts (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 3, 2022)
10.62	Amendment No. 1 to Series C Warrant Agent Agreement dated June 15, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 15, 2022)
10.63	Inducement Offer to Exercise Series C Common Stock Purchase Warrants (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 15, 2022)
10.64	Form of New Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 15, 2022)
10.65	Form of Placement Agent Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 15, 2022)
10.66	Subscription and Investment Representation Agreement, dated July 19, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 20, 2022)
10.67	Unsecured Promissory Note dated July 21, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2022)
10.68	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 10, 2022)
10.69	Form of August 2022 Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 10, 2022)
10.70	Form of August 2022 Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 10, 2022)
10.71	Form of Registration Rights Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 10, 2022)
10.72	Form of Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 10, 2022)
10.73	Form of First Amendment and Waiver effective as of August 31, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 7, 2022)
10.74	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 7, 2022)
10.75	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on September 15, 2022)
10.76	Form of Warrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on September 15, 2022)
10.77	Form of Placement Agent’s Warrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on September 15, 2022)
10.78	Form of Pre-Funded Warrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on September 15, 2022)
10.79	Amendment No. 2 to Series C Warrant Agent Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 23, 2022)
10.80	Form of Amended and Restated Unit Purchase Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 23, 2022)
10.81	Form of Consulting Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 21, 2023)
10.82	Form of Business Loan and Security Agreement dated April 4, 2023(incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 7, 2023)
23.1	Consent of dbbmckennon, independent registered public accounting firm
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive, Financial, and Accounting Officers under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of April 2023.

Aditxt, Inc.

By:	/s/ Amro Albanna
	Name:	Amro Albanna
	Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Amro Albanna and Thomas J. Farley, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place, or stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amro Albanna	Chief Executive Officer	April 17, 2023
Amro Albanna	(Principal Executive Officer)

/s/ Thomas J. Farley	Chief Financial Officer	April 17, 2023
Thomas J. Farley	(Principal Financial and Accounting Officer)

/s/ Brian Brady	Director	April 17, 2023
Brian Brady

/s/ Namvar Kiaie	Director	April 17, 2023
Namvar Kiaie

/s/ Jeffrey W. Runge, M.D.	Director	April 17, 2023
Jeffrey W. Runge, M.D.

/s/ Shahrokh Shabahang	Chief Innovation Officer and Director	April 17, 2023
Shahrokh Shabahang

ADITXT, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Aditxt, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aditxt, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity, and cash flows, for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

San Diego, California

April 17, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ADITXT, INC.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash	$2,768,640	$7,872,061
Accounts receivable, net	527,961	89,844
Inventory	950,093	494,697
Prepaid expenses	496,869	460,102
Note receivable, net	-	500,000
TOTAL CURRENT ASSETS	4,743,563	9,416,704

Fixed assets, net	2,318,863	2,267,297
Intangible assets, net	107,000	214,000
Deposits	355,366	379,250
Right of use asset - long term	3,160,457	4,097,117
Deferred issuance costs	50,000	-
Other assets	-	289,539
TOTAL ASSETS	$10,735,249	$16,663,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,958,502	$1,575,543
Financing on fixed assets – current	409,983	700,433
Deferred rent	188,581	186,058
Lease liability - current	1,086,658	1,145,126
TOTAL CURRENT LIABILITIES	3,643,724	3,607,160

Financing on fixed assets - long term	-	110,041
Lease liability - long term	1,885,218	2,765,933

TOTAL LIABILITIES	5,528,942	6,483,134

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 3,000,000 shares authorized, zero shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 4,307,487 and 890,614 shares issued and 4,305,470 and 888,579 shares outstanding, respectively	4,307	899
Treasury stock, 2,017 and 2,017 shares, respectively	(201,605)	(201,605)
Additional paid-in capital	100,443,967	77,734,288
Accumulated deficit	(95,040,362)	(67,352,809)
TOTAL STOCKHOLDERS’ EQUITY	5,206,307	10,180,773

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,735,249	$16,663,907

See accompanying notes to the financial statements.

ADITXT, INC.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
REVENUE
Sales	$933,715	$105,034
Cost of goods sold	766,779	77,979
Gross profit	166,936	27,055

OPERATING EXPENSES
General and administrative expenses, includes $1,516,805 and $3,927,551 in stock-based compensation, respectively	15,985,552	22,084,389
Research and development, includes $591,518 and $713,130 in stock-based compensation, respectively	7,268,084	5,042,617
Sales and marketing, includes $1,023,045, and $0 in stock-based compensation, respectively	1,849,460	334,977
Impairment on notes receivable	543,938	14,500,000
Total operating expenses	25,647,034	41,961,983

NET LOSS FROM OPERATIONS	(25,480,098)	(41,934,928)

OTHER EXPENSE
Interest expense	(753,038)	(93,209)
Interest income	57,348	3,101
Other income	58,960	-
Loss on extinguishment of debt	-	(2,500,970)
Amortization of debt discount	(1,533,048)	(1,845,358)
Total other expense	(2,169,778)	(4,436,436)

Net loss before income taxes	(27,649,876)	(46,371,364)
Income tax provision	-	-

NET LOSS	$(27,649,876)	$(46,371,364)

Implied Dividends	(37,667)	(102,267)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(27,612,199)	$(46,269,097)

Net loss per share - basic and diluted	$(14.89)	$(121.18)

Weighted average number of shares outstanding during the year - basic and diluted	1,854,724	381,811

See accompanying notes to the financial statements.

ADITXT, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2022 AND 2021

	Preferred Shares Outstanding	Preferred Shares Par	Preferred B Shares Outstanding	Preferred B Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2021	-	$-	-	$-	888,597	$899	$(201,605)	$77,734,288	$(67,352,809)	$10,180,773

Stock option and warrant compensation	-	-	-	-	-	-	-	1,413,904	-	1,413,904

Issuance of restricted stock units for compensation	-	-	-	-	18,469	19	-	1,209,887	-	1,209,906

Issuance of shares for services	-	-	-	-	148,227	150	-	507,408	-	507,558

Exercise of warrants, modification of warrants, and issuance of warrants	-	-	-	-	179,419	180	-	1,203,589	-	1,203,769

Sale of Series B Preferred shares to related party	-	-	1	-	-	-	-	20,000	-	20,000

Redemption of Series B Preferred shares to related party	-	-	(1)	-	-	-	-	(20,000)	-	(20,000)

Shares issued as inducement on loans, net of issuance costs	-	-	-	-	47,779	48	-	146,474	-	146,522

Warrants issued with loans	-	-	-	-	-	-	-	878,622	-	878,622

Reset provision on warrants and modification of warrants	-	-	-	-	-	-	-	37,677	(37,677)	-

Issuance of shares for debt issuance costs	-	-	-	-	10,477	11	-	96,019	-	96,030

Exercise of warrants	-	-	-	-	1,766,917	1,767	-	(1,767)	-	-

Issuance of shares and warrants for offering, net of issuance costs	-	-	-	-	1,224,333	1,224	-	17,232,083	-	17,233,307

Issuance costs related to exercise of warrants, modification of warrants, and issuance of warrants	-	-	-	-	-	-	-	(94,195)	-	(94,195)

Issuance of shares for settlement of AP	-	-	-	-	9,237	9	-	79,991	-	80,000

Rounding from reverse stock split	-	-	-	-	12,015	-	-	(13)	-	(13)

Net loss	-	-	-	-	-	-	-	-	(27,649,876)	(27,649,876)

Balance December 31, 2022	-	$-	-	$-	4,305,470	$4,307	$(201,605)	$100,443,967	$(95,040,362)	$5,206,307

See accompanying notes to the financial statements.

ADITXT, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2022 AND 2021

	Preferred Shares Outstanding	Preferred Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2020	-	$-	259,474	$262	$(201,605)	$32,092,003	$(20,879,178)	$11,011,482

Stock option and warrant compensation	-	-	-	-	-	1,016,962	-	1,016,962

Exercise of warrants	-	-	189,844	191	-	3,727,094	-	3,727,285

Restricted stock unit compensation	-	-	-	-	-	1,843,902	-	1,843,902

Issuance of shares for services	-	-	4,133	7	-	366,110	-	336,117

Issuance of shares for employee compensation	-	-	9,300	191	-	1,443,690	-	1,443,700

Issuance of shares for vested restricted stock units	-	-	16,533	18	-	(18)	-	-

Issuance of shares for the conversion of debt	-	-	96,050	97	-	5,749,825	-	5,749,922

Fair value of warrants issued with convertible note payable	-	-	-	-	-	1,322,840	-	1,322,840

Issuance of shares and warrants for offering, net of issuance costs	-	-	256,596	257	-	26,123,354	-	26,123,611

Issuance of shares for offerings, net of issuance costs	-	-	56,667	57	-	3,744,943	-	3,745,000

Warrant consideration for convertible debt offering costs	-	-	-	-	-	231,316	-	231,316

Reduction in exercise price of warrants	-	-	-	-	-	102,267	(102,267)	-

Net loss	-	-	-	-	-	-	(46,371,364)	(46,371,364)

Balance December 31, 2021	-	$-	888,597	$899	$(201,605)	$77,734,288	$(67,352,809)	$10,180,773

 See accompanying notes to the financial statements.

ADITXT, INC.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,649,876)	$(46,371,364)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	3,131,368	4,640,681
Depreciation expense	428,977	369,236
Amortization of intangible assets	107,000	107,000
Amortization of debt discount	1,533,048	1,845,358
Loss on extinguishment of debt	-	2,500,970
Impairment on notes receivable	543,938	14,500,000
Disposal of fixed assets	6,976	-
Changes in operating assets and liabilities:
Accounts receivable	(36,767)	(312,460)
Prepaid expenses	23,884	(306,954)
Deposits	(438,117)	(89,844)
Inventory	(455,396)	(494,697)
Accounts payable and accrued expenses	412,959	1,333,930
Net cash used in operating activities	(22,392,006)	(22,278,144)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(367,079)	(1,015,752)
Tenant improvement allowance receivable	125,161	(287,018)
Notes receivable and accrued interest	-	(15,002,521)
Net cash used in investing activities	(241,918)	(16,305,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	80,000	-
Repayments of note payable - related party	(80,000)	-
Proceeds from notes and convertible notes payable, net of offering costs	2,795,000	4,473,540
Repayments of notes and convertible notes payable	(3,206,887)	(315,790)
Sale of Series B Preferred shares to related party	20,000	-
Redemption of Series B Preferred shares to related party	(20,000)	-
Common stock and warrants issued for cash, net of issuance costs	17,233,307	29,868,611
Exercise of warrants, net of offering costs	1,109,574	3,727,285
Payments on financing on fixed asset	(400,491)	(598,976)
Cash paid on extinguishment of note payable	-	(1,200,000)
Net cash provided by financing activities	17,530,503	35,954,670

NET DECREASE IN CASH	(5,103,421)	(2,628,765)

CASH AT BEGINNING OF YEAR	7,872,061	10,500,826

CASH AT END OF YEAR	$2,768,640	$7,872,061

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$753,038	$15,789

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of shares for the settlement of notes payable	$-	$5,749,922
Lease liability recognized from right of use asset	$-	$3,131,388
Issuance of shares for the settlement of accounts payable	$80,000	$-
Original offering discount on convertible note payable	$-	$1,000,000
Debt discount from warrants issued with convertible note payable	$878,622	$1,322,840
Debt discount from warrant consideration for convertible debt offering costs	$-	$231,316
Debt discount from shares issued as inducement for convertible note payable	$146,522	$-
Liability recognized for financed assets	$-	$821,862
Reduction in exercise price of warrants	$-	$102,267
Shares issued for debt offering costs	$96,030	$-
Warrant modification	$37,677	$-
Deferred issuance costs	$50,000	$-

See accompanying notes to the financial statements.

ADITXT, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Company Background

Overview

We are a biotech innovation company with a mission of prolonging life and enhancing its quality by improving the health of the immune system. We are an innovation company developing and commercializing technologies with a focus on monitoring and modulating the immune system. Our immune reprogramming technologies are currently at the pre-clinical stage and are designed to retrain the immune system to induce tolerance with an objective of addressing rejection of transplanted organs, autoimmune diseases, and allergies. Our immune monitoring technologies are designed to provide a personalized comprehensive profile of the immune system and we plan to utilize them in our upcoming reprogramming clinical trials to monitor subjects’ immune response before, during and after drug administration.

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

On October 18, 2021, the Company entered into an underwriting agreement with Revere Securities LLC, relating to the public offering (the “October 2021 Offering”) of 56,667 shares of the Company’s common stock (the “Shares”) by the Company. The Shares were offered, issued, and sold at a price to the public of $75.00 per share under a prospectus supplement and accompanying prospectus filed with the SEC pursuant to an effective shelf registration statement filed with the SEC on Form S-3 (File No. 333-257645), which was declared effective by the SEC on July 13, 2021. The October 2021 Offering closed on October 20, 2021 for gross proceeds of $4.25 million. The Company utilized a portion of the proceeds, net of underwriting discounts of approximately $3.91 million from the October 2021 Offering to fund certain obligations under the Credit Agreement. (See Note 4)

On December 6, 2021, the Company completed a public offering for net proceeds of $16.0 million (the “December 2021 Offering”). As part of the December 2021 Offering, we issued 164,929 units consisting of shares of the Company’s common stock and warrant to purchase shares of the Company’s common stock and 166,572 prefunded warrants. The warrant issued as part of the units had an exercise price of $57.50 and the prefunded warrants had an exercise price of $0.001. On June 15, 2022, the Company entered an agreement with a holder of certain warrants in the December 2021 Offering. (See Note 11)

On September 20, 2022, the Company completed a public offering for net proceeds of $17.2 million (the “September 2022 Offering”). As part of the September 2022 Offering, we issued 1,224,333 of shares of the Company’s common stock, pre-funded warrants to purchase 2,109,000 shares of common stock, and warrants to purchase 3,333,333 shares of the Company’s common stock. The warrants had an exercise price of $6.00 and the pre-funded warrants had an exercise price of $0.001.

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

On January 30, 2020, the World Health Organization declared the COVID-19 novel coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus included restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The COVID-19 coronavirus and actions taken to mitigate it have had an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the financial impact will be to the Company, it is reasonably possible that future capital raising efforts and additional development of our technologies may be negatively affected.

NOTE 2 – GOING CONCERN ANALYSIS

Management Plans

The Company was incorporated on September 28, 2017 and has not generated significant revenues to date. During the year ended December 31, 2022, the Company had a net loss of $27,649,876 and negative cash flow from operating activities of $22,049,040. As of December 31, 2022, the Company’s cash balance was $2,768,640. As of December 31, 2022, the Company had $51.5 million of remaining availability, subject to regulatory requirements, to raise future funds pursuant to an effective shelf registration statement filed with the SEC on Form S-3 declared effective on July 13, 2021. However, factors such as stock price, volatility, trading volume, market conditions, demand and regulatory requirements may adversely affect the Company’s ability to raise capital in an efficient manner.

In addition to the shelf registration, the Company has the ability to raise capital from equity of debt through private placements or public offerings pursuant to a registration statement on Form S-1. We may also secure loans from related parties.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates underlying the financial statements include the collectability of notes receivable, collectability and reserve on accounts receivable, the reserve on insurance billing, and the fair value of stock options and warrants.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation. At times, the Company may have deposits in excess of federally insured limits.

Substantially all the Company’s accounts receivable are with companies in the healthcare industry, individuals, and the U.S. government. However, concentration of credit risk is mitigated due to the Company’s number of customers. In addition, for receivables due from U.S government agencies, the Company does not believe the receivables represent a credit risk as these are related to healthcare programs funded by the U.S. government and payment is primarily dependent upon submitting the appropriate documentation.

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

Useful lives assigned to fixed assets are as follows:

Computers	Three years to five years
Lab Equipment	Seven to ten years
Office Furniture	Five to ten years
Other fixed assets	Five to ten years
Leasehold Improvements	Shorter of estimated useful life or remaining lease term

Intangible Assets

Intangible assets are stated at cost less accumulated amortization. For intangible assets that have finite lives, the assets are amortized using the straight-line method over the estimated useful lives of the related assets. For intangible assets with indefinite lives, the assets are tested periodically for impairment.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of December 31, 2022 and 2021, there was an allowance for doubtful accounts of $18,634 and zero, respectively.

Offering Costs

Offering costs incurred in connection with equity are recorded as a reduction of equity and offering costs incurred in connection with debt are recorded as a reduction of debt as a debt discount.

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

Patents

The Company incurs fees from patent licenses, which is reflected in research and development expenses, and are expensed as incurred. During the years ended December 31, 2022 and 2021, the Company incurred patent licensing fees for the patents of $263,273 and $76,455, respectively.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance. During the years ended December 31, 2022 and 2021, the Company incurred research and development costs of $7,268,084 and $5,042,617, respectively.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss attributable of common stockholders by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of December 31, 2022, 44,710 stock options, 7,197 unvested restricted stock units, and 5,090,024 warrants were excluded from dilutive earnings per share as their effects were anti-dilutive. As of December 31, 2021, 44,710 stock options, 15,565 unvested restricted stock units and 601,399 warrants were excluded from dilutive earnings per share as their effects were anti-dilutive.

During the years ended December 31, 2022 and 2021, the Company recognized an implied dividend from the modification of warrants of $37,667 and $102,267, respectively. Theses implied dividends resulted in an increase in the net loss attributable to common stockholders.

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

On April 4, 2022, the Company and Cellvera Global entered into a Forbearance Agreement and Eighth Amendment to the Credit Agreement (the “April Forbearance Agreement”) pursuant to which among other things (i) the Company agreed to extend the forbearance period until the earlier of March 31, 2023 or the date of occurrence of any event of default under the April Forbearance Agreement, (ii) Cellvera Global shall be permitted to factor certain receivables, and (iii) certain conforming changes were made relating to the Revenue Sharing Agreement (as defined below). In connection with the Forbearance Agreement, the Company entered into a series of security agreements with Cellvera Global (the “Security Agreements”) and certain affiliated entities pursuant to which Cellvera Global enhanced the Company’s security interest in connection with the Credit Agreement. In addition, and as a condition to entering into the April Forbearance Agreement, the Company required that Cellvera Global enter into a Revenue Sharing Agreement (the “Revenue Sharing Agreement”), pursuant to which, among other things, Cellvera Global agreed to pay the Company a certain portion of its revenues up to the aggregate amount of $30 million. As of the date of filing of this Annual Report, the Company has not received any payments from Cellvera Global pursuant to the Revenue Sharing Agreement. Upon termination of the April Forbearance agreement, the amounts under the Secured Credit agreement (as amended) shall become immediately due and payable.

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

The Company determined that the Target Company may not have the ability to repay the note receivable. Accordingly, the Company recognized a full impairment of the principal and accrued interest of $0.5 million as of December 31, 2022.

NOTE 5 – FIXED ASSETS

The Company’s fixed assets include the following on December 31, 2022:

	Cost Basis	Accumulated Depreciation	Net
Computers	$376,429	$(197,907)	$178,522
Lab Equipment	2,572,720	(579,015)	1,993,705
Office Furniture	56,656	(8,200)	48,456
Other Fixed Assets	8,605	(1,224)	7,381
Leasehold Improvements	120,440	(29,641)	90,799
Total Fixed Assets	$3,134,850	$(815,987)	$2,318,863

The Company’s fixed assets include the following on December 31, 2021:

	Cost Basis	Accumulated Depreciation	Net
Computers	$312,489	$(75,053)	$237,436
Lab Equipment	2,240,252	(306,688)	1,933,564
Office Furniture	90,757	(4,857)	85,900
Other Fixed Assets	10,809	(412)	10,397
Total Fixed Assets	$2,654,307	$(387,010)	$2,267,297

Depreciation expense was $428,977 and $369,236, for the years ended December 31, 2022 and 2021, respectively. None of the Company’s fixed assets serve as collateral against any loans as of December 31, 2022 and December 31, 2021, other than those subject to the financed asset liability. As of December 31, 2022 and 2021, the fixed assets that serve as collateral subject to the financed asset liability have a carrying value of $1,359,091 and $1,690,420, respectively.

Financed Assets:

In October 2020, the Company purchased two pieces of lab equipment and financed them for a period of twenty-four months with a monthly payment of $19,487, with an interest rate of 8%.

In January of 2021, the Company purchased one piece of lab equipment and financed it for a period of twenty-four months with a monthly payment of $9,733, with an interest rate of 8%.

In March of 2021, the Company purchased five pieces of lab equipment and financed them for a period of twenty-four months with a monthly payment of $37,171, with an interest rate of 8%.

Maturities as follows:

2023	$111,512
2024	-
2025	-
2026	-
2027	-
Thereafter	-
Total Payments	$111,512

NOTE 6 – INTANGIBLE ASSETS

The Company’s intangible assets include the following on December 31, 2022:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(214,000)	$107,000
Total Intangible Assets	$321,000	$(214,000)	$107,000

The Company’s intangible assets include the following on December 31, 2021:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(107,000)	$214,000
Total Intangible Assets	$321,000	$(107,000)	$214,000

Amortization expense was $107,000 and $107,000 for the years ended December 31, 2022 and 2021, respectively. None of the Company’s intangible assets serve as collateral against any loans as of December 31, 2022 and 2021. The Company’s proprietary technology is being amortized over its estimated useful life of three years.

NOTE 7 – RELATED PARTY TRANSACTIONS

On January 28, 2022, the Company granted 9,600 restricted stock units to an officer of the Company pursuant to the Company’s 2021 Equity Incentive Plan. The Company recognized $146,613 in stock-based compensation for the issuance of these vested and unvested restricted stock units during the year ended December 31, 2022. (Note 11)

On July 19, 2022, the Company entered into a Subscription and Investment Representation Agreement with its Chief Executive Officer (the “Purchaser”), pursuant to which the Company agreed to issue and sell one (1) share of the Company’s Series B Preferred Stock (the “Preferred Stock”), par value $0.001 per share, to the Purchaser for $20,000 in cash.

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

NOTE 8 – NOTES PAYABLE

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

On September 30, 2022, the principal balance and accrued interest was paid off in full.

On August 31, 2022, the Company entered into an Agreement for the Purchase and Sale of Future Receipts (the “Agreement”) with a commercial funding source pursuant to which the Company agreed to sell to the funder certain future trade receipts in the aggregate amount $288,000 (the “Purchased Amount”) for gross proceeds to the Company of $200,000, less origination fees of $20,000. Pursuant to the Agreement, the Company granted the funder a security interest in all of the Company’s present and future accounts receivable in an amount not to exceed the Purchased Amount. The Purchased Amount shall be repaid by the Company in 20 weekly installments of approximately $14,400 with the final payment due on January 18, 2023. In connection with the Agreement, the Company also issued a warrant to purchase 26,667 shares of the Company’s common stock with an exercise price of $7.50 and an expiration of five years from the issuance date.

On September 30, 2022, the principal balance and accrued interest was paid off in full.

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

The August 2022 Warrants are exercisable for a period of five (5) years from the period commencing on the commencement date (as defined in the August 2022 Warrant) and ending on 5:00 p.m. eastern standard time on the date that is five (5) years after the date of issuance, at an initial exercise price of $11.78, subject to adjustment provided therein (including cashless exercise). These warrants were valued using a Black-Scholes Model and the resulting relative fair value was recorded as a debt discount.

On August 25, 2022, the Company entered into a First Amendment and Waiver with the holders of the August 2022 Warrants, pursuant to which the exercise price of the August 2022 Warrants was reduced to $7.50 per share and the August 2022 Warrants were modified such that they are not exercisable unless and until the Company obtains stockholder approval of the issuance of any shares of common stock upon exercise of the August 2022 Warrants. On September 16, 2022, the exercise price of the August 2022 Warrants was further adjusted to $6.00 per share. These warrants were valued using a Black-Scholes Model and the resulting valuation was recorded as an implied dividend.

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

The August 2022 Follow On Warrants are exercisable for a period of five (5) years from the period commencing on the commencement date (as defined in the August 2022 Follow On Warrant) and ending on 5:00 p.m. eastern standard time on the date that is five (5) years after the date of issuance, at an initial exercise price of $7.50, subject to adjustments. These warrants were valued using a Black-Scholes Model and the resulting relative fair value was recorded as a debt discount.

On September 16, 2022, the exercise price of the August 2022 Follow On Warrants was adjusted to $6.00 per share. These warrants were valued using a Black-Scholes Model and the resulting valuation was recorded as an implied dividend.

As of December 31, 2022, the principal balance of $2,388,888, a prepayment penalty of $238,889 and all accrued interest of $119,444 relating to the August 2022 Notes was paid off in full.

NOTE 9 – LEASES

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on December 31, 2022 and December 31, 2021 for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Our corporate headquarters is located in Richmond, Virginia, where we lease approximately 25,000 square feet. The lease expires in August 2026, subject to extension.

We also lease approximately 5,810 square feet of laboratory and office space in Mountain View, California. The lease expires in August 2024, subject to extension.

Additionally, we lease approximately 3,150 square feet of office space in Melville, New York. The lease expires in December 2024, subject to extension.

Subsequent to December 31, 2022 the Company is in arrears on certain lease payments.

Lease Costs

	Year Ended December 31, 2022	Year Ended December 31, 2021
Components of total lease costs:
Operating lease expense	$1,396,875	$819,587
Total lease costs	$1,396,875	$819,587

Lease Positions as of December 31, 2022 and December 31, 2021

ROU lease assets and lease liabilities for our operating leases are recorded on the balance sheet as follows:

	December 31, 2022	December 31, 2021
Assets
Right of use asset – long term	$3,160,457	$4,097,117
Total right of use asset	$3,160,457	$4,097,117

Liabilities
Operating lease liabilities – short term	$1,086,658	$1,145,126
Operating lease liabilities – long term	1,885,218	2,765,933
Total lease liability	$2,971,876	$3,911,059

Lease Terms and Discount Rate as of December 31, 2022

Weighted average remaining lease term (in years) – operating leases	2.70
Weighted average discount rate – operating leases	8.00%

Maturities of leases are as follows:

Year Ended December 31, 2022

2023	$1,129,853
2024	1,004,982
2025	710,546
2026	423,930
2027	-
Thereafter	-
Total lease payments	$3,269,311
Less imputed interest	(297,436)
Less current portion	(1,086,657)
Total maturities, due beyond one year	$1,885,218

NOTE 10 – COMMITMENTS & CONTIGENCIES

License Agreement with Loma Linda University

On March 15, 2018, as amended on July 1, 2020, we entered into a LLU License Agreement directly with Loma Linda University.

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

We were obligated to pay and paid a fee of $25,000 to Stanford within 60 days of February 3, 2020. We also issued 375 shares of the Company’s common stock to Stanford. An annual licensing maintenance fee is payable by us on the first anniversary of the February 2020 License Agreement in the amount of $40,000 for 2021 through 2024 and $60,000 starting in 2025 until the license expires upon the expiration of the patent. The Company is required to pay and has paid $25,000 for the issuances of certain patents. The Company will pay milestone fees of $50,000 on the first commercial sales of a licensed product and $25,000 at the beginning of any clinical study for regulatory clearance of an in vitro diagnostic product developed and a potential licensed product. The Company paid a milestone fee for a clinical study for regulatory clearance of an in vitro diagnostic product developed and a potential licensed product of $25,000 in March of 2022. We are also required to: (i) provide a listing of the management team or a schedule for the recruitment of key management positions by March 31, 2020 (which has been completed), (ii) provide a business plan covering projected product development, markets and sales forecasts, manufacturing and operations, and financial forecasts until at least $10,000,000 in revenue by June 30, 2020 (which has been completed), (iii) conduct validation studies by September 30, 2020 (which has been completed), (iv) hold a pre-submission meeting with the FDA by September 30, 2020 (which has been completed), (iv) submit a 510(k) application to the FDA, Emergency Use Authorization (“EUA”), or a Laboratory Developed Test (“LDT”) by March 31, 2021 (which has been completed), (vi) develop a prototype assay for human profiling by December 31, 2021 (which has been completed), (vii) execute at least one partnership for use of the technology for transplant, autoimmunity, or infectious disease purposes by March 31, 2022 (which has been completed) and (viii) provided further development and commercialization milestones for specific fields of use in writing prior to December 31, 2022.

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

During the year ended December 31, 2022, the Company issued 148,227 shares of common stock and recognized expense of $507,558 in stock-based compensation for consulting services, consisting of capital markets and investor relations. The stock-based compensation for consulting services is calculated by the number shares multiplied by the closing price on the effective date of the contract. The Company also granted 11,644 Restricted Stock Units and, 18,469 Restricted Stock Units vested which resulted in the issuance of shares. As a result, the Company recognized expense of $1,209,906 in stock-based compensation. The stock-based compensation for shares issued or RSU’s granted during the period were valued based on the fair market value on the date of grant. The Company issued 58,256 shares in relation to the issuance of notes (See Note 8). The Company issued 1,224,333 shares of common stock as part of the September 2022 Offering (See Note 1). The Company also issued 1,766,917 shares of common stock as a result of the exercise of prefunded warrants from the September 2022 Offering (See Note 1). The Company issued 179,419 shares of common stock from the exercise of warrant, modification of warrant, and the issuance of warrant. The Company issued 9,237 shares of common stock for the settlement of accounts payable.

During the year ended December 31, 2021, the Company issued 2,031 shares of common stock and recognized expense of $254,242 in stock-based compensation for consulting services. The Company also issued 1,602 shares of common stock to Stanford University and two employees and recognized expense of $64,875 relating to the agreement with Stanford University. The Company also issued 189,843 shares of common stock upon the exercise of warrants and received $3,727,285 in cash proceeds. The Company granted 9,300 Restricted Stock Awards, as a result the Company recognized expense of $1,443,700 in stock-based compensation. The Company granted 500 Restricted Stock Awards of which 500 vested, as a result, the Company recognized expense of $17,000 in stock-based compensation for consulting services. The Company also granted 36,456 Restricted Stock Units, of which 16,519 vested and resulted in the issuance of shares, as a result, the Company recognized expense of $1,843,902 in stock-based compensation. (See Note 7) The Company issued 96,050 shares of common stock for the conversion of a convertible note. (See Note 9) The Company issued 91,667 shares of common stock as part of the August 2021 Offering. The Company issued 56,667 shares of common stock as part of the October 2021 Offering. The Company issued 164,929 shares of common stock as part of the December 2021 Offering. The stock-based compensation for shares issued or RSU’s granted during the period, were valued based on the fair market value on the date of grant.

Preferred Stock

The Company is authorized to issue 3,000,000 shares of preferred stock, par value $0.001 per share. There were no shares of preferred stock outstanding as of December 31, 2022 and December 31, 2021, respectively.

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

During the year ended December 31, 2022, the Company granted no new options.

During the year ended December 31, 2021, the Company granted 1,850 stock option grants, with a weighted average grant date fair value $8.39. The fair value of each option granted was estimated using the assumption and/or factors in the Black-Scholes Model.

The following is an analysis of the stock option grant activity under the Plan:

Vested and Nonvested Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2021	44,710	$170.00	6.74
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	-	-	-
Outstanding December 31, 2022	44,710	$170.00	5.74

Nonvested Stock Options	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2021	9,063	$108.50
Granted	-	-
Vested	(7,038)	112.41
Forfeited	-	-
Nonvested on December 31, 2022	2,025	$96.00

As of December 31, 2022 there were 42,685 exercisable options, these options had a weighted average exercise price $173.50.

The Company recognized stock-based compensation expense related to options granted and vesting expense of $791,187 during the year ended December 31, 2022, of which $555,772 is included in general and administrative expenses and $235,415 is included in research and development expenses in the accompanying statements of operations. The remaining value to be expensed is $179,892 with a weighted average vesting term of 0.75 years as of December 31, 2022. The Company recognized stock-based compensation expense related to options issued and vesting of $826,795 during the year ended December 31, 2021, of which $587,209 is included in general and administrative expenses and $239,586 is included in research and development expenses in the accompanying statements of operations.

The Company recognizes warrant forfeitures as they occur as there is insufficient historical data to accurately determine future forfeitures rates.

Warrants

During the year ended December 31, 2022, the Company issued 6,497,530 warrants. During the year ended December 31, 2021, the Company issued 678,242 warrants.

For the year ended December 31, 2022, the fair value of each warrant granted was estimated using the assumption and/or factors in the Black-Scholes Model as follows:

Exercise price	$7.50-20.00
Expected dividend yield	0%
Risk free interest rate	2.55%-3.47%
Expected life in years	5.00-5.50
Expected volatility	147%-165%

For the year ended December 31, 2021, the fair value of each warrant issued was estimated using the assumption ranges and/or factors in the Black-Scholes Model as follows:

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

The Company recognizes warrant forfeitures as they occur as there is insufficient historical data to accurately determine future forfeitures rates.

A summary of warrant issuances are as follows:

Vested and Nonvested Warrants	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2021	601,400	$83.50	4.38
Granted	6,497,530	4.71	4.66
Exercised	(1,946,419)	0.69	-
Expired or forfeited	(62,512)	45.62	-
Rounding for Reverse Split	25	-	-
Outstanding December 31, 2022	5,090,024	$12.83	4.54

Nonvested Warrants	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2021	92,567	$75.50
Granted	6,497,530	4.71
Vested	(6,435,097)	5.55
Forfeited	(55,000)	20.00
Nonvested on December 31, 2022	100,000	$7.50

The Company recognized stock-based compensation expense related to warrants granted and vesting expense of $609,748 during the year ended December 31, 2022, of which $105,049 is included in general and administrative and $504,699 is included in sales and marketing in the accompanying Statements of Operations. The Company recognized stock-based compensation expense related to warrants granted and vesting expense of $189,899 during the year ended December 31, 2021, which is included in general and administrative in the accompanying Statements of Operations. The remaining value to be expensed is zero as of December 31, 2022. The weighted average vesting term is 0.22 years as of December 31, 2022.

On June 15, 2022, the Company entered an agreement with a holder of certain of the Series C Warrants (the “Holder”). Pursuant to the agreement, the Holder has agreed to exercise in cash 179,419 of its Series C Warrants at a reduced exercise price of $7.50 per Share (reduced from $57.50 per share), for gross proceeds to the Company of approximately $1.35 million. As an inducement to such exercise, the Company has agreed to reduce the exercise price of the Holder’s remaining Series C Warrants to purchase up to 49,153 Shares from $57.50 to $12.395 per share, which will be non-exercisable for a period of six months following the closing date. The modification of this exercise price resulted in an increase of $344,158 to the fair value of the Series C Warrants. This modification was an inducement on the transaction and as such was recorded to equity resulting in no net change to additional paid in capital. In addition, the Company issued to the Holder a new warrant to purchase up to 407,991 shares of the Company’s common stock at an exercise price of $12.395 per share, which will be non-exercisable for a period of six months following issuance date and have a term of five and one-half years. This inducement resulted in a total increase of $3,759,044 to the fair value of the warrants.

On December 20, 2022, the Company and the Warrant Agent entered into Amendment No. 2 to the Series C Warrant Agent Agreement, pursuant to which the exercise price of the Series C Warrants was reduced from $57.50 per share to $12.395 per share. In addition, on December 21, 2022, the Company issued an Amended and Restated Unit Purchase Option to the agent in the Offering reflecting a reduced exercise price of $12.395 per Unit. This modification of these warrants resulted in a $29,058 increase to the fair value of the warrants (See Note 1).

Restricted Stock Units

A summary of Restricted Stock Units (“RSUs”) issuances are as follows:

Nonvested RSUs	Number	Weighted Average Price
Nonvested December 31, 2021	15,565	$96.00
Granted	11,644	22.74
Vested	(18,506)	70.65
Forfeited	(1,506)	77.50
Nonvested December 31, 2022	7,197	$46.72

The Company recognized stock-based compensation expense related to RSUs granted and vesting expense of $1,222,875 and $1,843,902 during the years ended December 31, 2022 and December 31, 2021, respectively, of which, $848,597 is included in general and administrative, $356,105 is included in research and development, and $18,346 is included in sales and marketing in the accompanying Statements of Operations. The remaining value to be expensed is $321,603 with a weighted average vesting term of 0.40 years as of December 31, 2022.

During the year ended December 31, 2022, the Company granted a total of 11,644 RSUs. As of December 31, 2022, 18,506 RSUs vested and the Company issued 18,469 shares of common stock for the 18,469 vested RSUs.

NOTE 12 – INCOME TAXES

For the years ended December 31, 2022 and 2021, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company. The Company’s losses before income taxes consist solely of losses from domestic operations.

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	2022	2021
Income taxes at U.S. statutory rate	21%	21%
State income taxes	1.6	6.9
Tax Credits	1.0	0.1
Permanent Differences/Others	(10.5)	(5.0)
Change in valuation allowance	(13.1)	(23.0)
Total provision for income taxes	0%	0%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 are comprised of the following:

	Years Ended December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforwards	$13,499,811	$10,896,410
Tax credits carryforwards	430,468	161,943
Stock-based compensation	1,511,849	1,541,936
Lease liability	722,126	1,169,887
Section 174 Capitalization	1,547,343	-
Loss on impairment of debt	3,288,363	4,140,318
Other	114,973	23,933
Total deferred tax assets	21,114,933	17,934,427
Valuation allowance	(20,217,401)	(16,670,590)
Net deferred tax assets	897,533	1,263,837
Deferred tax liabilities
Right of use assets	(722,127)	(1,169,887)
Fixed assets	(175,406)	(93,950)
Total deferred tax liabilities	(897,533)	(1,263,837)
Net deferred taxes	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which are comprised primarily of net operating loss carryforwards and tax credits. Management has considered the Company’s history of cumulative net losses in the United States, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its U.S. federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against these net deferred tax assets as of December 31, 2022 and 2021, respectively. The Company reevaluates the positive and negative evidence at each reporting period. The Company’s valuation allowance increased during 2022 by approximately $3.5 million primarily due to the generation of net operating loss and tax credit carryforwards and the capitalization of research and experimental expenditures.

As of December 31, 2022 and 2021, the Company had U.S. federal net operating loss carryforwards of $56.6 million and $38.0 million, respectively, which may be available to offset future income tax liabilities. The 2017 Tax Cuts and Jobs Act (” TCJA”) will generally allow losses incurred after 2017 to be carried over indefinitely, but will generally limit the net operating loss deduction to the lesser of the net operating loss carryover or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). Also, there will be no carryback for losses incurred after 2017. Losses incurred prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s net operating loss carryover or 100% of a corporation’s taxable income and be available for twenty years from the period the loss was generated. The Company has federal net operating losses generated following 2017 of $56.5 million, which do not expire. The federal net operating losses generated prior to 2018 of $0.1 million will expire at various dates through 2037. The CARES Act temporarily allows the Company to carryback net operating losses arising in 2018, 2019 and 2020 to the five prior tax years. In addition, net operating losses generated in these years could fully offset prior year taxable income without the 80% of the taxable income limitation under the TCJA which was enacted on December 22, 2017. The Company has been generating losses since its inception, as such the net operating loss carryback provision under the CARES Act is not applicable to the Company.

As of December 31, 2022 and 2021, the Company also had U.S. state net operating loss carryforwards (post-apportioned) of $26.2 million and $44.8 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2042.

As of December 31, 2022, the Company had $0.1 million federal tax credit carryforwards available to reduce future tax liabilities which expire at various dates through 2042. As of December 31, 2021, the Company had no federal tax credit carryforwards. As of December 31, 2022 and 2021, the Company had state research and development tax credit carryforwards of approximately $0.4 million and $0.2 million, respectively, which may be available to reduce future tax liabilities and can be carried over indefinitely.

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

The Company files tax returns in the United States, California, Virginia, and New York. The Company is subject to U.S. federal and state tax examinations by tax authorities for the tax years ended December 31, 2019 through present. As of December 31, 2022 and 2021, the Company has recorded no liability for unrecognized tax benefits, interest, or penalties related to federal and state income tax matters and there currently no pending tax examinations. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense.

NOTE 13 – SUBSEQUENT EVENTS

On December 20, 2022, the Company entered into an At The Market Offering Agreement (the “ATM”) with H.C. Wainwright & Co., LLC as agent (the “Agent”), pursuant to which the Company may offer and sell, from time to time through the Agent, shares of the Company’s common stock having an aggregate offering price of up to $50,000,000 (the “Shares”).

The offer and sale of the Shares was made pursuant to a shelf registration statement on Form S-3 and the related prospectus (File No. 333-257645) filed by the Company with the SEC on July 2, 2021, amended on July 6, 2021 and declared effective by the SEC on July 13, 2021, under the Securities Act of 1933, as amended.

No sales of Shares were made during the year ended December 31, 2022 under the ATM.

For the period beginning January 1, 2023 through the date of this report, the Company sold 338,513 Shares at an average price of $1.55 per share under the ATM. The sale of Shares generated net proceeds of approximately $507,000 after paying commissions and related fees.

On January 1, 2023, the Company formed Adimune, Inc. a Delaware, wholly owned subsidiary.

On January 1, 2023, the Company formed Pearsanta, Inc. a Delaware, wholly owned subsidiary.

On February 21, 2023, the Company entered into an agreement for the purchase and sale of future receipts (the “Future Receipts Agreement”) with a commercial funding source pursuant to which the Company agreed to sell to the funder certain future trade receipts in the aggregate amount of $2,160,000 (the “Future Receipts Purchased Amount” for gross proceeds to the Company of $1,500,000, less origination fees of $75,000. Pursuant to the Future Receipts Agreement, the Company granted the funder a security interest in all of the Company’s present and future accounts receivable in an amount not to exceed the Future Receipts Purchased Amount. The Purchased Amount shall be repaid by the Company in 28 weekly installments of approximately $77,000 with the final payment due on September 5, 2023.

On March 17, 2023, the Company entered into a consulting agreement (the "Independent Consulting Agreement") with an independent consultant for a term of thirty days. Pursuant to the Independent Consulting Agreement, the independent consultant agreed to provide the Company with business advisory services, guidance on growth strategies and networking with its clients on a non-exclusive basis for general business purposes (the "Independent Consulting Services”). In consideration for the Independent Consulting Services, the Company issued to the independent consultant 187,000 shares of the Company's common stock (the "Independent Consulting Shares"). The issuance of the Independent Consulting Shares will not be registered under the Securities Act.

On April 4, 2023, the Company entered into a Business Loan and Security Agreement (the "April Loan Agreement") with a commercial funding source (the "April Lender"), pursuant to which the Company obtained a loan from the April Lender in the principal amount of $1,060,000, which includes origination fees of $60,000 (the "April Loan"). Pursuant to the April Loan Agreement, the Company granted the April Lender a continuing secondary security interest in certain collateral (as defined in the April Loan Agreement). The total amount of interest and fees payable by the Company to the April Lender under the April Loan (the "April Repayment Amount") will be (i) $1,000,000 if paid prior to April 6, 2023, (ii) $1,219,000 if paid prior to April 10, 2023, or (iii) $1,590,000 if paid after April 10, 2023 and will be repaid in 20 weekly installments of $79,500 commencing on April 10, 2023 and ending on August 21, 2023.

On April 13, 2023, the Company formed Adivir, Inc. a Delaware, wholly owned subsidiary.