Form 10-K/A
period 2022-12-31
Aditxt, Inc.
filed 2023-04-28
CIK 1726711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of April 26, 2023, the registrant had 5,877,731 and 5,875,714 shares of common stock, $0.001 par value per share, issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name:	Auditor Location:	Auditor Firm ID:
dbbmckennon	San Diego, California	3501

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14 of the previously filed Annual Report on Form 10-K of Aditxt, Inc. (the “Company”) for the year ended December 31, 2022, filed with the Securities and Exchange Commission on April 17, 2023 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than incorporation by reference to the proxy statement. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

This Amendment also includes the filing of new Exhibits 31.1, 31.2, and 32.1, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b).

Except as described above, no other changes were made to the Original 10-K. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

ADITXT, INC.

AMENDMENT NO. 1 TO

ANNUAL REPORT ON FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2022

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Set forth below is certain information with respect to the individuals who are our directors and executive officers as of April 26, 2023:

Name	Age	Positions
Amro Albanna	53	Chief Executive Officer, Director
Corinne Pankovcin	56	Chief Commercialization Officer
Shahrokh Shabahang, D.D.S., MS, Ph.D.	60	Chief Innovation Officer, Director
Rowena Albanna	57	Chief Operating Officer
Thomas J. Farley	50	Chief Financial Officer
Matthew Shatzkes	36	Chief Legal Officer and General Counsel
Brian Brady	44	Director
Namvar Kiaie	58	Director
Jeffrey W. Runge, M.D.	67	Director

Amro Albanna - Chief Executive Officer

Mr. Albanna has been our Chief Executive Officer and a Director since we were formed in 2017. He also served as our President from our inception through September 2021. In 2010, Mr. Albanna co-founded Innovation Economy Corporation (“IEC”), formed to license and commercialize innovations and create a group of life and health subsidiaries. From 2010 until 2017, Mr. Albanna was Chief Executive Officer and a Director of IEC and Olfactor Laboratories, Inc., a majority-owned subsidiary of IEC. From 2010 to August 2016, he was the Chief Executive Officer and a Director of Nano Engineered Applications, Inc., another majority-owned subsidiary of IEC. In 2003, Mr. Albanna founded Qmotions, Inc. (subsequently renamed Deal A Day Group Corp.). He served as its Chief Executive Officer and a Director until 2011. Qmotions used 3-D spatial tracking and pattern recognition technologies to develop motion-capturing video game controllers. In 2002, Mr. Albanna was a co-founder of Digital Angel Corporation - a company formed via the merger of three private companies (one being TTC below) into a fourth publicly traded company (American Stock Exchange) and was placed in charge of commercializing its GPS/wireless technologies. Around that time, Mr. Albanna co-founded an incubator for startups at the University of California, Riverside Research Park which was acquired in 2007. In 1997, he founded Timely Technology Corporation (“TTC”), which designed and developed e-commerce software for education, retail and finance. TTC was acquired in 2000 by a Nasdaq-listed company. Mr. Albanna graduated from California State University San Bernardino in 1991 with a B.S. in Business Administration with concentration in Computer Information Systems. He completed graduate coursework in Computer Science and Engineering at California State University, Long Beach from 1992 to 1993. In 2019, Mr. Albanna completed coursework in Immunology and Genetics at Harvard Medical School HMX online learning platform.

Corinne Pankovcin – Chief Commercialization Officer

Ms. Pankovcin has been our Chief Commercialization Officer since April 12, 2023. Ms. Pankovcin served as our President from September 2021 through April 2023. Ms. Pankovcin served as our Chief Financial Officer from July 2020 through August 2021. From December 2015 to July 2019, Ms. Pankovcin was the Chief Financial Officer and Managing Director and Treasurer of Business Development Corporation of America (“BDCA”), a business development company. Prior thereto, from January 2011 to August 2015, Ms. Pankovcin was the Chief Financial Officer and Treasurer of Blackrock Capital Investment Corporation (NASDAQ: BKCC), and a Managing Director of Finance at BlackRock Investment Management LLC. Prior to joining BlackRock, Ms. Pankovcin was a senior member of Finance & Accounting of Alternative Investments and served as Chief Financial Officer for the Global Emerging Markets products group at AIG Capital Partners. Ms. Pankovcin began her career with PricewaterhouseCoopers LLP, where she ultimately held the role of Senior Manager of Business Assurance for Consumer Products, Manufacturing, and Middle Market industries from 1991 to 2001. Ms. Pankovcin earned her B.S. in Accounting from Dowling College and her Master’s Degree in Business Administration from Hofstra University. She is a Certified Public Accountant.

Shahrokh Shabahang, D.D.S., MS, Ph.D. - Chief Innovation Officer

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

Rowena Albanna - Chief Operating Officer

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

Thomas J. Farley, CPA - Chief Financial Officer

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

Matthew Shatzkes, Esq. – Chief Legal Officer and General Counsel

Mr. Shatzkes has been the Chief Legal Office and General Counsel of Aditxt since January 2022. Prior to this role, Mr. Shatzkes was a partner at an international AM Law 50 law firm where he advised a wide variety of healthcare related entities, including biotech companies, on corporate, regulatory, and strategic business matters. In his current role, Mr. Shatzkes oversees all aspects of the legal functions at Aditxt, including, providing advice and counsel on governance, regulatory matters, strategic alliances, mergers and acquisitions, and commercial transactions.

Brian Brady - Director

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

Namvar Kiaie - Director

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

Jeffrey W. Runge, M.D - Director

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table represents information regarding the total compensation for the named executive officers of the Company as of December 31, 2022 and 2021:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Restricted Stock Units ($)	All Other Compensation ($)	Total ($)
Amro Albanna	2022	500,000	-	-	-	-	-	500,000
President, and Director, Former President(1)	2021	280,000	470,000	938,250	-	-	-	1,688,250

Shahrokh Shabahang, D.D.S., MS, Ph.D.	2022	325,000	-	-	-	-	-	325,000
Chief Innovation Officer	2021	210,000	245,000	-	-	210,100	-	665,100

Corinne Pankovcin	2022	385,000	-	-	-	-	-	385,000
Chief Commercialization Officer, Former President(2), Former Chief Financial Officer(3)	2021	250,000	333,250	505,450	-	-	-	1,088,700

Thomas J. Farley	2022	360,833	-	-	-	-	-	360,833
Chief Financial Officer(4)	2021	225,000	297,000	-	-	304,850		826,850

Matthew Shatzkes	2022	368,958	246,697			218,064		833,719
Chief Legal Officer & General Counsel(5)	2021	-	-	-	-	-	-	-

Option awards represent granted options at the fair market value as of the date of grant. Restricted stock units represent granted restricted stock units at the fair market value as of the date of grant.

(1)	Mr. Albanna served as the Company’s President through September 25, 2021

(2)	In February 2023, the Company formed a wholly-owned subsidiary, Pearsanta, Inc. in order to accelerate the growth of the Company’s AditxtScore program through future strategic revenue and growth oriented transactions. In connection with the formation of Pearsanta and Corinne Pankovcin’s anticipated role in driving such strategic revenue and growth oriented transactions, Ms. Pankovcin’ s title was changed from President to Chief Commercialization Officer, effective April 12, 2023.

(3)	Ms. Pankovcin served as the Company’s Chief Financial Officer from July 2020 through September 25, 2021. She was appointed as our President on September 25, 2021. Ms. Pankovcin’s title was changed from President to Chief Commercialization Officer effective April 12, 2023.

(4)	Mr. Farley was appointed as the Company’s Chief Financial Officer on September 25, 2021.

(5)	Mr. Shatzkes joined Aditxt in January of 2022.

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

Corinne Pankovcin, Chief Commercialization Officer

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

Director Compensation

The Company accrued or paid compensation to its directors for serving in such capacity, as shown in the table below.

Director	Year	Option Awards	Restricted Stock Unit Awards	Fees Earned or Paid in Cash	Total
Amro Albanna	2022	$-	$-	$-	$-
Shahrokh Shabahang, D.D.S., MS, Ph.D.	2022	$-	$-	$-	$-
Brian Brady	2022	$-	$-	$15,000	$15,000
Namvar Kiaie	2022	$-	$-	$15,000	$15,000
Jeffrey Runge, M.D.	2022	$-	$-	$15,000	$15,000

Option awards represent granted options at the fair market value as of the date of grant. Restricted stock unit awards represent granted restricted stock awards at the fair market value as of the grant date.

On September 18, 2021, the Board of Directors adopted a director compensation program for the Company’s independent directors consisting of both cash and equity compensation, beginning in October 2021 and concluding in June 2022. The program consists of the following compensation for directors:

Cash Compensation (payable quarterly)

●	Board service - $11,000 per year

●	Chairperson of the Audit Committee - additional $4,000 per year

●	Chairperson of the Compensation Committee - additional $4,000 per year

●	Chairperson of the Nominating and Corporate Governance Committee - additional $4,000 per year

Equity Compensation (payable quarterly)

●	Board service - 5,000 options and 5,750 restricted stock units

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of April 26, 2023, based on 5,875,714 shares issued and outstanding by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) our executive officers and (iv) all directors and executive officers as a group. Shares are beneficially owned when an individual has voting and/or investment power over the shares or could obtain voting and/or investment power over the shares within 60 days of April 26, 2023. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Aditxt, Inc., 737 N. Fifth Street, Suite 200, Richmond, VA 23219.

	Number of shares of Common Stock Beneficially Owned	Percentage
Directors and Officers:
Shahrokh Shabahang, D.D.S., MS, Ph.D. (1)	28,880	*	%
Amro Albanna (2)	27,873	*	%
Corinne Pankovcin (3)	9,885	*	%
Rowena Albanna (4)	10,010	*	%
Brian Brady (5)	680	*	%
Namvar Kiaie (6)	498	*	%
Jeffrey Runge, M.D. (7)	480	*	%
Thomas J. Farley (8)	4,113	*	%
Matthew Shatzkes (9)	7,950	*	%
All directors and executive officers as a group (9 persons)	90,369	1.40%

*	Less than 1%

(1)	Includes (i) 20,301 beneficially owned by Shabahang-Hatami Family Trust, of which Shahrokh Shabahang, D.D.S., MS, Ph.D. is the Trustee; (ii) warrants to purchase 4,404 shares, including 945 Series A Warrants issued as part of the conversion of outstanding accrued compensation through March 31, 2020, and 3,459 warrants beneficially owned by the Shabahang-Hatami Family Trust; (iii) 2,200 shares issuable pursuant to options that are fully vested or will vest within 60 days of April 26, 2023; (iv) 125 restricted stock units that will vest within 60 days of April 26, 2023; and (v) 1,850 shares directly owned by Mr. Shabahang.

(2)	Includes (i) 12,000 shares issuable pursuant to options that are fully vested or will vest within 60 days of April 26, 2023; (ii) 6,000 shares beneficially owned by the Albanna Family Trust, of which Mr. Albanna is the Trustee; (iii) 9,111 shares directly owned by Mr. Albanna; and (iv) 762 Series A Warrants issued as part of the conversion of outstanding accrued compensation through March 31, 2020. Mr. Albanna may be deemed to beneficially own the securities held by his wife Rowena Albanna, the Company’s Chief Operating Officer.

(3)	Includes (i) 3,385 shares held directly by Ms. Pankovcin; and (ii) 6,500 shares issuable pursuant to options that are fully vested or will vest within 60 days of April 26, 2023.

(4)	Includes (i) 3,173 shares held directly by Ms. Albanna; (ii) 6,000 shares issuable pursuant to options that are fully vested or will vest within 60 days of April 26, 2023; (iii) 125 restricted stock units that will vest within 60 days of April 26, 2023; and (iv) 712 Series A Warrants issued as part of the conversion of outstanding accrued compensation through March 31, 2020. Ms. Albanna may be deemed to beneficially own the securities held by her husband Amro Albanna, the Company’s Chief Executive Officer.

(5)	Includes (i) 480 shares held directly by Mr. Brady; and (ii) 200 shares issuable pursuant to options that have vested as of April 26, 2023.

(6)	Includes (i) 275 shares held directly by Mr. Kiaie; (ii) 23 shares issuable upon exercise of Series A Warrants; and (iii) 200 shares issuable pursuant to options that have vested as of April 26, 2023.

(7)	Includes (i) 50 shares held by Biologue, Inc., over which Dr. Runge has voting and dispositive control; (ii) 230 shares held directly by Dr. Runge; and (iii) 200 shares issuable pursuant to options that have vested as of April 26, 2023.

(8)	Includes (i) 2,675 shares held directly by Mr. Farley; (ii) 1,200 shares issuable pursuant to options that have vested or will vest within 60 days of April 26, 2023; and (iii) 238 restricted stock units that will vest within 60 days of April 26, 2023.

(9)	Includes (i) 7,125 shares held directly by Mr. Shatzkes; and (ii) 825 restricted stock units that will vest within 60 days of April 26, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except for employment arrangements which are described under “executive compensation,” during our fiscal years ended December 31, 2022 and December 31, 2021, there has not been, nor is there currently proposed, any transaction in which we are or were a participant, the amount involved exceeds the lesser of $120,000 or 1% of the average of the total assets at December 31, 2022 and 2021, and any of our directors, executive officers, holders of more than 5% of our common stock or any immediate family member of any of the foregoing had or will have a direct or indirect material interest.

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

Item 14. Principal Accounting Fees and Services

dbbmckennon acted as the Company’s independent registered public accounting firm for the years ended December 31, 2022 and 2021 and for the interim periods in such fiscal years. The following table shows the fees that were incurred by the Company for audit and other services provided by dbbmckennon for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
Audit Fees (a)	$111,250	$99,065
Tax Fees (b)	$-	$-
Other Fees (c)	$7,400	$35,518
Total	$118,650	$134,538

(a)	Audit fees represent fees for professional services provided in connection with the audit of the Company’s annual financial statements and the review of its financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory or regulatory filings.

(b)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

(c)	Other fees represent fees related to our filing of certain Registration Statements.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(3)	Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
1.1	At The Market Offering Agreement dated December 20, 2022 between Aditxt, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 20, 2022)
2.1	Share Exchange Agreement, dated as of December 28, 2021 by and between AiPharma Group Ltd. and Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 28, 2021)
2.2	Amendment to Share Exchange Agreement by and between AiPharma Group Ltd. and Aditxt, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
2.3	Second Amendment to Share Exchange Agreement by and between AiPharma Group Ltd. and Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 16, 2022)
2.4	Asset Purchase Agreement dated as of April 19, 2023 by and between the Company and Cellvera Ltd., et al. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 25, 2023)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
3.2	Certificate of Amendment, dated June 29, 2020 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2020)
3.3	Amended and Restated Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
3.4	Certificate of Designation Series A Preferred Stock (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-248491)
3.5	Certificate of Amendment, filed with the Secretary of State of the State of Delaware on May 24, 2021 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 25, 2021)
3.6	Certificate of Amendment, dated July 6, 2021 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 8, 2021)
3.7	Amendment No. 1 to Amended and Restated Bylaws of Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 8, 2022)
3.8	Certificate of Designation of Series B Preferred Stock, dated July 19, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 20, 2022)
3.9	Certificate of Amendment to Certificate of Incorporation of Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 14, 2022)
4.1	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 25, 2021)
4.2	Form the Company’s common stock certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
4.3	Form of Series A-1 Warrant Agent Agreement (including the terms of the Series A-1 Warrant) (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-248491)
4.4	Form of Series B-1 Warrant Agent Agreement (including the terms of the Series B-1 Warrant) (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-248491)
4.5	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
4.6	Form of Pre-Funded Warrant (incorporated by reference to the Registrant’s filed on April 24, 2023) Current Report on Form 8-K
4.7	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 24, 2023)
4.8	Form of Placement Agent Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 24, 2023)
10.1	Form of Promissory Note issued to Sekris Biomedical, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.2	Warrant, dated March 8, 2018, issued to Sekris Biomedical, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.3	Form of Private Placement Subscription Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)

10.4	Patent Licensing Agreement, dated February 3, 2020 (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.5	Patent and Technology License Agreement, dated March 15, 2018 between Loma Linda University and Aditx Therapeutics, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.6	Amendment Agreement to the Patent and Technology License Agreement, dated July 1, 2020 by and between Loma Linda University and Aditx Therapeutics, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2020)
10.7	2017 Equity Incentive Plan and forms of award agreements thereunder (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.8	Consulting Agreement, dated March 1, 2018 between Aditx Therapeutics, Inc. and Canyon Ridge Development LLC d/b/a Mission Critical Solutions International (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.9	Form of July 2018 Securities Purchase Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.10	Form of July 2018 Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.11	Form of April 2018 Promissory Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.12	Form of March 2019 Promissory Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.13	Form of October 2019 Securities Purchase Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.14	Form of October 2019 Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.15	Form of January 2020 Note Purchase Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.16	Form of January 2020 Private Placement Promissory Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.17	Consulting Agreement by and between the Company and Salveo Diagnostics, Inc., dated November 18, 2020 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 23, 2020)
10.18	Form of Senior Secured Convertible Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)
10.19	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)
10.20	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)
10.21	Form of Registration Rights Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)
10.22	Employment Agreement, dated as of February 24, 2021, by and between the Company and Amro Albanna (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 26, 2021)
10.23	2021 Omnibus Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 26, 2021)
10.24	Lease Agreement, dated as of May 4, 2021, by and between LS Biotech Eight, LLC as Landlord, and Aditxt Therapeutics, Inc., as Tenant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 10, 2021)
10.25	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
10.26	Placement Agency Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
10.27	Form of Placement Agent Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
10.28	Waiver and Defeasance Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
10.29	Secured Credit Agreement, dated as of August 27, 2021, by and among AiPharma, AiPharma Holdings Limited, AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.30	Security Agreement, dated as of August 27, 2021 by and between AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.31	Security Agreement, dated as of August 27, 2021 by and between AiPharma Limited and the Company (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.32	Security Agreement – AiPharma Limited and Aditxt (BVI Law) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)

10.33	Floating Charge (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.34	Transaction Agreement, dated as of October 4, 2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.35	First Amendment to Secured Credit Agreement with AiPharma Global Holdings LLC dated October 18, 2021 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.36	Second Amendment to Secured Credit Agreement with AiPharma Global Holdings LLC dated October 27, 2021(incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.37	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Amro Albanna, Chief Executive Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.38	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Corinne Pankovcin, President and Secretary (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.39	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Thomas Farley, Chief Financial Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.40	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Shahrokh Shabahang, Chief Innovation Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.41	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Rowena Albanna, Chief Operating Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.42	Form of Warrant Reduction and Release Agreement dated as of November 24, 2021 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.43	First Amendment to Transaction Agreement dated November 30, 2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.44	Third Amendment to Secured Credit Agreement dated November 30, 2021, by and among AiPharma, AiPharma Holdings Limited, AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.45	Second Amendment to Transaction Agreement dated December 7, 2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.46	Secured Credit Agreement, dated as of December 8, 2021, by and among the Company and the Target Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.47	Third Amendment to Transaction Agreement dated December 17, 2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.48	Fifth Amendment to Secured Credit Agreement dated December 22, 2021, by and among AiPharma, AiPharma Holdings Limited, AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.49	Sixth Amendment to Secured Credit Agreement dated December 28, 2021, by and among AiPharma, AiPharma Holdings Limited, AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.50	Employment Agreement between Aditxt, Inc. and Matthew Shatzkes, Chief Legal Officer and General Counsel (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.51	Forbearance Agreement and Seventh Amendment to Secured Credit Agreement dated as of February 14, 2022 by and among the Company, Cellvera Global Holdings LLC, Cellvera Holdings Ltd., Cellvera Asia Limited (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.52	Fourth Amendment to Transaction Agreement dated December 22,2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.53	Series C Warrant Agent Agreement (incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed on April 15, 2022)
10.54	Form of Placement Agent Warrant dated January 25, 2021 (incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed on April 15, 2022)
10.55	Forbearance Agreement and Eighth Amendment to Secured Credit Agreement dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
10.56	Security Agreement between Cellvera Holdings and Aditxt, Inc. dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
10.57	Security Agreement between Cellvera Development LLC and Aditxt, Inc. dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
10.58	Security Agreement between Cellvera Global Holdings and Aditxt, Inc. dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
10.59	Amended and Restated Security Agreement between Cellvera Asia Limited and Aditxt, Inc. dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)

10.60	Revenue Sharing Agreement by and among Aditxt, Inc., Cellvera Global Holdings LLC and Cellvera Asia Limited dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
10.61	Form of Agreement for the Purchase and Sale of Future Receipts (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 3, 2022)
10.62	Amendment No. 1 to Series C Warrant Agent Agreement dated June 15, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 15, 2022)
10.63	Inducement Offer to Exercise Series C Common Stock Purchase Warrants (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 15, 2022)
10.64	Form of New Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 15, 2022)
10.65	Form of Placement Agent Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 15, 2022)
10.66	Subscription and Investment Representation Agreement, dated July 19, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 20, 2022)
10.67	Unsecured Promissory Note dated July 21, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2022)
10.68	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 10, 2022)
10.69	Form of August 2022 Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 10, 2022)
10.70	Form of August 2022 Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 10, 2022)
10.71	Form of Registration Rights Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 10, 2022)
10.72	Form of Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 10, 2022)
10.73	Form of First Amendment and Waiver effective as of August 31, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 7, 2022)
10.74	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 7, 2022)
10.75	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on September 15, 2022)
10.76	Form of Warrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on September 15, 2022)
10.77	Form of Placement Agent’s Warrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on September 15, 2022)
10.78	Form of Pre-Funded Warrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on September 15, 2022)
10.79	Amendment No. 2 to Series C Warrant Agent Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 23, 2022)
10.80	Form of Amended and Restated Unit Purchase Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 23, 2022)
10.81	Form of Consulting Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 21, 2023)
10.82	Form of Business Loan and Security Agreement dated April 4, 2023(incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 7, 2023)
10.83	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 24, 2023)
10.84	Form of Unsecured Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 25, 2023)
10.85	Form of Business Loan and Security Agreement, dated April 24, 2023 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 25, 2023)
23.1**	Consent of dbbmckennon, independent registered public accounting firm (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on April 17, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive, Financial, and Accounting Officers under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Previously filed.
†	Executive Compensation Plan or Agreement
#	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 2023	ADITXT, INC.

	By:	/s/ Amro Albanna
		Name:	Amro Albanna
		Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amro Albanna	Chief Executive Officer	April 28, 2023
Amro Albanna	(Principal Executive Officer)

/s/ Thomas J. Farley	Chief Financial Officer	April 28, 2023
Thomas J. Farley	(Principal Financial and Accounting Officer)

/s/ Brian Brady	Director	April 28, 2023
Brian Brady

/s/ Namvar Kiaie	Director	April 28, 2023
Namvar Kiaie

/s/ Jeffrey W. Runge, M.D.	Director	April 28, 2023
Jeffrey W. Runge, M.D.

/s/ Shahrokh Shabahang	Chief Innovation Officer and Director	April 28, 2023
Shahrokh Shabahang