Form 10-Q
period 2023-03-31
Aditxt, Inc.
filed 2023-05-15
CIK 1726711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 15, 2023, the registrant had 6,762,081 and 6,760,064 shares of common stock, $0.001 par value per share, issued and outstanding, respectively.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	we have generated no significant revenue from commercial sales to date and our future profitability is uncertain;

●	if we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development, execute on our strategic M&A initiatives, commence our planned clinical trials and you will likely lose your entire investment;

●	our financial situation creates doubt whether we will continue as a going concern;

●	we may need to raise additional funding, which may not be available on acceptable terms, or at all;

●	even if we can raise additional funding, we may be required to do so on terms that are dilutive to you;

●	the regulatory approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of our future product candidates, if any;

●	we may encounter substantial delays in completing our clinical studies which in turn will require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities;

●	if our future pre-clinical development and future clinical Phase I/II studies are unsuccessful, we may be unable to obtain regulatory approval of, or commercialize, our product candidates on a timely basis or at all;

●	even if we receive regulatory approval for any of our product candidates, we may not be able to successfully commercialize the product and the revenue that we generate from their sales, if any, may be limited;

●	adverse events involving our products may lead the FDA or applicable foreign regulatory agency to delay or deny clearance for our products or result in product recalls that could harm our reputation, business and financial results;

●	our technology is subject to licenses from LLU and Stanford (as defined below), each of which are revocable in certain circumstances, including in the event we do not achieve certain payments and milestone deadlines. Without these licenses, we may not be able to continue to develop our product candidates;

●	if we were to lose our CLIA certification or state laboratory licenses, whether as a result of a revocation, suspension or limitation, we would no longer be able to offer our assays (including our AditxtScore™ platform), which would limit our revenues and harm our business. If we were to lose, or fail to obtain, a license in any other state where we are required to hold a license, we would not be able to test specimens from those states;

●	our results of operations will be affected by the level of royalty and milestone payments that we are required to pay to third parties;

●	we face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do;

ii

●	our technologies and products under development, and our business, may fail if we are not able to successfully commercialize them and ultimately generate significant revenues as a result;

●	customers may not adopt our products quickly, or at all;

●	COVID-19 may impact our business and operations;

●	the failure to obtain or maintain patents, licensing agreements and other intellectual property could materially impact our ability to compete effectively;

●	some of our intellectual property may be subject to “march-in” rights by the U.S. federal government;

●	we do not expect to pay dividends in the foreseeable future;

●	we have issued a significant number of restricted stock awards, restricted stock units, options and warrants and may continue to do so in the future. The vesting and, if applicable, exercise of these securities and the sale of the shares of common stock issuable thereunder may dilute your percentage ownership interest and may also result in downward pressure on the price of our common stock;

●	future sales or issuances of substantial amounts of our common stock, including, potentially as a result of future acquisitions or strategic transactions, could result in significant dilution;

●	while we have entered into an Asset Purchase Agreement with Cellvera Global, we cannot assure you that the transaction contemplated by the Asset Purchase Agreement will be consummated or, that if such transaction is consummated, that it will be accretive to stockholder value;

●	we have provided loans to Cellvera Global in the principal amount of $14.5 million, if we are unable to complete the transactions contemplated by the Asset Purchase Agreement, we cannot provide any assurance that we will be able to timely collect such amounts from Cellvera Global, if at all;

●	we may engage in future acquisitions or strategic transactions, including the transaction with Cellvera Global, which may require us to seek additional financing or financial commitments, increase our expenses and/or present significant distractions to our management;

●	exclusive forum provisions in our amended and restated certificate of incorporation and amended and restated bylaws.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ADITXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash	$302,509	$2,768,640
Accounts receivable, net	329,021	527,961
Inventory	763,530	950,093
Prepaid expenses	548,402	496,869
TOTAL CURRENT ASSETS	1,943,462	4,743,563

Fixed assets, net	2,214,016	2,318,863
Intangible assets, net	80,250	107,000
Deposits	410,306	355,366
Right of use asset - long term	2,935,599	3,160,457
Deferred issuance costs	50,000	50,000
TOTAL ASSETS	$7,633,633	$10,735,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,236,290	$1,958,502
Notes payable, net of discount	1,245,853	-
Financing on fixed assets	147,823	409,983
Deferred rent	185,586	188,581
Lease liability - current	1,094,677	1,086,658
TOTAL CURRENT LIABILITIES	5,910,229	3,643,724

Lease liability - long term	1,655,336	1,885,218

TOTAL LIABILITIES	7,565,565	5,528,942

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 3,000,000 shares authorized, zero shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 4,834,731 and 4,307,487 shares issued and 4,832,714 and 4,305,470 shares outstanding, respectively	4,835	4,307
Treasury stock, 2,017 and 2,017 shares, respectively	(201,605)	(201,605)
Additional paid-in capital	101,289,906	100,443,967
Accumulated deficit	(101,025,068)	(95,040,362)
TOTAL STOCKHOLDERS’ EQUITY	68,068	5,206,307

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,633,633	$10,735,249

See accompanying notes to the condensed consolidated financial statements.

ADITXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
REVENUE
Sales	$218,415	$210,279
Cost of goods sold	178,309	188,071
Gross profit	40,106	22,208

OPERATING EXPENSES
General and administrative expenses, includes $274,315 and $451,987 in stock-based compensation, respectively	4,368,843	4,624,158
Research and development, includes $62,633 and $149,288 in stock-based compensation, respectively	1,387,541	1,428,382
Sales and marketing, includes $2,503 and $0 in stock-based compensation, respectively	65,617	86,599
Total operating expenses	5,822,001	6,139,139

NET LOSS FROM OPERATIONS	(5,781,895)	(6,116,931)

OTHER EXPENSE
Interest expense	(198,492)	(15,210)
Interest income	9,074	14,040
Other income	-	58,960
Amortization of debt discount	(13,393)	-
Total other expense	(202,811)	57,790

Net loss before income taxes	(5,984,706)	(6,059,141)
Income tax provision	-	-

NET LOSS	$(5,984,706)	$(6,059,141)

Net loss per share - basic and diluted	$(1.31)	$(6.80)

Weighted average number of shares outstanding during the period - basic and diluted	4,562,873	891,614

See accompanying notes to the condensed consolidated financial statements.

ADITXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Preferred Shares Outstanding	Preferred Shares Par	Preferred B Shares Outstanding	Preferred B Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2022	-	$-	-	$-	4,305,470	$4,307	$(201,605)	$100,443,967	$(95,040,362)	$5,206,307

Stock option and warrant compensation	-	-	-	-	-	-	-	59,694	-	59,964

Restricted stock unit compensation	-	-	-	-	-	-	-	111,187	-	111,187

Issuance of shares for vested restricted stock units	-	-	-	-	1,731	2	-	(2)	-	-

Sale of common stock					338,513	339	-	506,667	-	507,016

Issuance of shares for services	-	-	-	-	187,000	187	-	168,113	-	168,300

Net loss	-	-	-	-	-	-	-	-	(5,984,706)	(5,984,706)

Balance March 31, 2023	-	$-	-	$-	4,832,714	$4,835	$(201,605)	$101,289,906	$(101,025,068)	$68,068

See accompanying notes to the condensed consolidated financial statements.

ADITXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Preferred Shares Outstanding	Preferred Shares Par	Preferred B Shares Outstanding	Preferred B Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2021	-	$-	-	$-	888,597	$899	$(201,605)	$77,734,288	$(67,352,809)	$10,180,773

Stock option and warrant compensation	-	-	-	-	-	-	-	219,885	-	219,885

Issuance of shares for vested restricted stock units	-	-	-	-	5,744	6	-	(6)	-	-

Restricted stock unit compensation	-	-	-	-	-	-	-	377,671	-	377,671

Issuance of shares for services					180	1	-	3,718	-	3,719

Net loss	-	-	-	-	-	-	-	-	(6,059,141)	(6,059,141)

Balance March 31, 2022	-	$-	-	$-	894,521	$906	$(201,605)	$78,335,556	$(73,411,950)	$4,722,907

See accompanying notes to the condensed consolidated financial statements.

ADITXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,984,706)	$(6,059,141)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	339,451	601,275
Depreciation expense	109,896	96,852
Amortization of intangible assets	26,750	26,750
Changes in operating assets and liabilities:
Accounts receivable	198,940	(158,933)
Prepaid expenses	(51,533)	(74,841)
Deposits	(54,940)	(67,587)
Inventory	186,563	(547,258)
Accounts payable and accrued expenses	1,277,788	983,579
Net cash used in operating activities	(3,951,791)	(5,199,304)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(5,049)	(147,802)
Tenant improvement allowance receivable	-	(211,661)
Notes receivable and accrued interest	-	(13,904)
Net cash used in investing activities	(5,049)	(373,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes, net of offering costs	1,245,853	-
Common stock issued for cash, net of issuance costs	507,016	-
Payments on financing on fixed asset	(262,160)	(184,184)
Net cash provided by (used in) financing activities	1,490,709	(184,184)

NET DECREASE IN CASH	(2,466,131)	(5,756,855)

CASH AT BEGINNING OF YEAR	2,768,640	7,872,061

CASH AT END OF PERIOD	$302,509	$2,115,206

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$193,175	$-

See accompanying notes to the condensed consolidated financial statements.

ADITXT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On October 18, 2021, the Company entered into an underwriting agreement with Revere Securities LLC, relating to the public offering (the “October 2021 Offering”) of 56,667 shares of the Company’s common stock (the “Shares”) by the Company. The Shares were offered, issued, and sold at a price to the public of $75.00 per share under a prospectus supplement and accompanying prospectus filed with the SEC pursuant to an effective shelf registration statement filed with the SEC on Form S-3 (File No. 333-257645), which was declared effective by the SEC on July 13, 2021. The October 2021 Offering closed on October 20, 2021 for gross proceeds of $4.25 million. The Company utilized a portion of the proceeds, net of underwriting discounts of approximately $3.91 million from the October 2021 Offering to fund certain obligations of the Company.

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

See Note 12 for subsequent event transactions relating to additional offerings.

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

NOTE 2 – GOING CONCERN ANALYSIS

Management Plans

The Company was incorporated on September 28, 2017 and has not generated significant revenues to date. During the three months ended March 31, 2023, the Company had a net loss of $5,984,706 and negative cash flow from operating activities of $3,951,791. As of March 31, 2023, the Company’s cash balance was $302,509. As of June 30, 2022, the aggregate market value of the voting and non-voting equity held by non-affiliates of the Company was approximately $7.9 million.

As of March 31, 2023, the maximum amount the Company could sell under its shelf registration statement on Form S-3 was approximately $51.0 million. Upon the filing of the Company’s annual report on Form 10-K on April 17, 2023, the Company’s aggregate market value of the voting and non-voting equity held by non-affiliates was below $75.0 million. As a result, the maximum amount that the Company can sell under its shelf registration statement on Form S-3 during any 12 month period is equal to one-third of the aggregate market value of the voting and non-voting equity held by non-affiliates of the Company.

In addition, factors such as stock price, volatility, trading volume, market conditions, demand and regulatory requirements may adversely affect the Company’s ability to raise capital in an efficient manner. Because of these factors, the Company believes that this creates substantial doubt with the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2023 and March 31, 2022. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in condensed consolidated financial statements that have been prepared in accordance U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 17, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or for any future interim periods.

Principles of consolidation

The unaudited consolidated financial statements include the accounts of Aditxt, Inc., and its wholly owned subsidiaries, Adimune, Inc. and Pearsanta, Inc. All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of March 31, 2023 and December 31, 2022, there was an allowance for doubtful accounts of zero and $18,634, respectively.

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

Patents

The Company incurs fees from patent licenses, which is reflected in research and development expenses, and are expensed as incurred. During the three months ended March 31, 2023 and 2022, the Company incurred patent licensing fees for the patents of $60,000 and $225,013, respectively.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance. During the three months ended March 31, 2023 and 2022, the Company incurred research and development costs of $1,387,541 and $1,148,382, respectively.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss attributable of common stockholders by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of March 31, 2023, 44,710 stock options, 4,267 unvested restricted stock units, and 5,079,348 warrants were excluded from dilutive earnings per share as their effects were anti-dilutive. As of March 31, 2022, 44,710 stock options, 20,373 unvested restricted stock units and 600,252 warrants were excluded from dilutive earnings per share as their effects were anti-dilutive.

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

NOTE 4 – FIXED ASSETS

The Company’s fixed assets include the following on March 31, 2023:

	Cost Basis	Accumulated Depreciation	Net
Computers	$378,480	$(229,391)	$149,089
Lab Equipment	2,575,720	(649,462)	1,926,258
Office Furniture	56,656	(9,617)	47,039
Other Fixed Assets	8,605	(1,439)	7,166
Leasehold Improvements	120,440	(35,976)	84,464
Total Fixed Assets	$3,139,901	$(925,885)	$2,214,016

The Company’s fixed assets include the following on December 31, 2022:

	Cost Basis	Accumulated Depreciation	Net
Computers	$376,429	$(197,907)	$178,522
Lab Equipment	2,572,720	(579,015)	1,993,705
Office Furniture	56,656	(8,200)	48,456
Other Fixed Assets	8,605	(1,224)	7,381
Leasehold Improvements	120,440	(29,641)	90,799
Total Fixed Assets	$3,134,850	$(815,987)	$2,318,863

Depreciation expense was $109,896 and $96,852, for the three months ended March 31, 2023 and 2022, respectively. None of the Company’s fixed assets serve as collateral against any loans as of March 31, 2023 and December 31, 2022, other than those subject to the financed asset liability. As of March 31, 2023 and December 31, 2022, the fixed assets that serve as collateral subject to the financed asset liability have a carrying value of $1,316,830 and $1,359,091, respectively.

Financed Assets:

In October 2020, the Company purchased two pieces of lab equipment and financed them for a period of twenty-four months with a monthly payment of $19,487, with an interest rate of 8%. As of March 31, 2023, the Company has one payment in arrears.

In January of 2021, the Company purchased one piece of lab equipment and financed it for a period of twenty-four months with a monthly payment of $9,733, with an interest rate of 8%. As of March 31, 2023, the Company has one payment in arrears.

In March of 2021, the Company purchased five pieces of lab equipment and financed them for a period of twenty-four months with a monthly payment of $37,171, with an interest rate of 8%. As of March 31, 2023, the Company has four payments in arrears.

As of March 31, 2023 all lab equipment financing agreements have matured.

NOTE 5 – INTANGIBLE ASSETS

The Company’s intangible assets include the following on March 31, 2023:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(240,750)	$80,250
Total Intangible Assets	$321,000	$(240,750)	$80,250

The Company’s intangible assets include the following on December 31, 2022:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(214,000)	$107,000
Total Intangible Assets	$321,000	$(214,000)	$107,000

Amortization expense was $26,750 and $26,750 for the three months ended March 31, 2023 and 2022, respectively. None of the Company’s intangible assets serve as collateral against any loans as of March 31, 2023 and December 31, 2022. The Company’s proprietary technology is being amortized over its estimated useful life of three years.

NOTE 6 – RELATED PARTY TRANSACTIONS

See Note 12 for subsequent event transactions with related parties.

NOTE 7 – NOTES PAYABLE

On February 21, 2023, the Company entered into an agreement for the purchase and sale of future receipts (the “Future Receipts Agreement”) with a commercial funding source pursuant to which the Company agreed to sell to the funder certain future trade receipts in the aggregate amount of $2,160,000 (the “Future Receipts Purchased Amount” for gross proceeds to the Company of $1,500,000, less origination fees of $75,000. Pursuant to the Future Receipts Agreement, the Company granted the funder a security interest in all of the Company’s present and future accounts receivable in an amount not to exceed the Future Receipts Purchased Amount. The Future Receipts Purchased Amount shall be repaid by the Company in 28 weekly installments of approximately $77,000 with the final payment due on September 5, 2023. As of March 31, 2023, there was a remaining principal balance of $1,307,460 and an unamortized debt discount of $61,607.

See Note 12 for subsequent note payable transactions.

NOTE 8 – LEASES

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on March 31, 2023 and December 31, 2022 for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

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

As of and subsequent to March 31, 2023, the Company is in arrears on certain lease payments.

Lease Costs

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Components of total lease costs:
Operating lease expense	$297,091	$322,495
Total lease costs	$297,091	$322,495

Lease Positions as of March 31, 2023 and December 31, 2022

ROU lease assets and lease liabilities for our operating leases are recorded on the balance sheet as follows:

	March 31, 2023	December 31, 2022
Assets
Right of use asset – long term	$2,935,599	$3,160,457
Total right of use asset	$2,935,599	$3,160,457

Liabilities
Operating lease liabilities – short term	$1,094,677	$1,086,658
Operating lease liabilities – long term	1,655,336	1,885,218
Total lease liability	$2,750,013	$2,971,876

Lease Terms and Discount Rate as of March 31, 2023

Weighted average remaining lease term (in years) – operating leases	2.49
Weighted average discount rate – operating leases	8.00%

Maturities of leases are as follows:

Three Months Ended March 31, 2023

2023 (remaining)	$851,883
2024	1,004,982
2025	710,546
2026	423,930
Total lease payments	$2,991,341
Less imputed interest	(241,328)
Less current portion	(1,094,677)
Total maturities, due beyond one year	$1,655,336

NOTE 9 – COMMITMENTS & CONTIGENCIES

On March 17, 2023, the Company entered into a consulting agreement (the “Independent Consulting Agreement”) with an independent consultant for a term of thirty days. Pursuant to the Independent Consulting Agreement, the independent consultant agreed to provide the Company with business advisory services, guidance on growth strategies and networking with its clients on a non-exclusive basis for general business purposes (the “Independent Consulting Services”). In consideration for the Independent Consulting Services, the Company issued to the independent consultant 187,000 shares of the Company’s common stock (the “Independent Consulting Shares”) (See Note 10). The Company takes the following criteria under consideration when determining the value of shares to be issued under an agreement: (i) the effective date of the agreement, (ii) the date the work commences, and (iii) the date the Board of Directors approves the issuance. The issuance of the Independent Consulting Shares will not be registered under the Securities Act, or the securities laws of any state, in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

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

The LLU License Agreement shall terminate on the last day that a patent granted to us by LLU is valid and enforceable or the day that the last patent application licensed to us is abandoned. The LLU License Agreement may be terminated by mutual agreement or by us upon 90 days written notice to LLU. LLU may terminate the LLU License Agreement in the event of (i) non-payments or late payments of royalty, milestone and license maintenance fees not cured within 90 days after delivery of written notice by LLU, (ii) a breach of any non-payment provision (including the provision that requires us to meet certain deadlines for milestone events (each, a “Milestone Deadline”)) not cured within 90 days after delivery of written notice by LLU and (iii) LLU delivers notice to us of three or more actual breaches of the LLU License Agreement by us in any 12-month period. Additional Milestone Deadlines include: (i) the requirement to have regulatory approval of an IND application to initiate first-in-human clinical trials on or before March 31, 2022, which has been extended to March 31, 2023 due to payment of a $100,000 extension fee paid in March 2022, the Company plans to exercise its right to request the option to extend this milestone as it continues its ongoing clinical trial programs planned by its subsidiary, Adimune, (ii) the completion of first-in-human (phase I/II) clinical trials by March 31, 2024, (iii) the completion of Phase III clinical trials by March 31, 2026 and (iv) biologic licensing approval by the FDA by March 31, 2027.

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

Off Balance Sheet Arrangements

From time to time the Company enters short term research and development contracts. These contracts have payment provisions which require payment once regulatory and completion milestones are met. As of March 31, 2023, the Company has approximately $1.8 million outstanding, subject to these milestones.

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

During the three months ended March 31, 2023, the Company issued 187,000 shares of common stock and recognized expense of $168,300 in stock-based compensation for consulting services. The stock-based compensation for consulting services is calculated by the number shares multiplied by the closing price on the effective date of the contract. During the three months ended March 31, 2023, 1,731 Restricted Stock Units vested which resulted in the issuance of shares. The Company recognized expense of $111,187 in stock-based compensation for the three months ended March 31, 2023. The stock-based compensation for shares issued or RSU’s granted during the period were valued based on the fair market value on the date of grant.

During the three months ended March 31, 2022, the Company issued 180 shares of common stock and recognized expense of $3,719 in stock-based compensation for consulting services. The stock-based compensation for consulting services is calculated by the number shares multiplied by the closing price on the effective date of the contract. The Company also granted 5,744 Restricted Stock Units and, 5,744 Restricted Stock Units vested which resulted in the issuance of shares. The Company recognized expense of $377,671 in stock-based compensation for the three months ended March 31, 2022.

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

For the three months ended March 31, 2023, the Company sold 338,513 Shares at an average price of $1.55 per share under the ATM. The sale of Shares generated net proceeds of $507,016 after paying commissions and related fees.

See Note 12 for subsequent equity transactions.

Preferred Stock

The Company is authorized to issue 3,000,000 shares of preferred stock, par value $0.001 per share. There were no shares of preferred stock outstanding as of March 31, 2023 and December 31, 2022, respectively.

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

During the three months ended March 31, 2023 and 2022, the Company granted no new options.

The following is an analysis of the stock option grant activity under the Plan:

Vested and Nonvested Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2022	44,710	$170.00	5.74
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	-	-	-
Outstanding March 31, 2023	44,710	$170.00	5.50

Nonvested Stock Options	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2022	2,025	$96.00
Granted	-	-
Vested	(675)	96.00
Forfeited	-	-
Nonvested on March 31, 2023	1,350	$96.00

As of March 31, 2023 there were 43,360 exercisable options, these options had a weighted average exercise price $172.30.

The Company recognized stock-based compensation expense related to options granted and vesting expense of $59,964 during the three months ended March 31, 2023, of which $24,429 is included in general and administrative expenses and $35,535 is included in research and development expenses in the accompanying statements of operations. The remaining value to be expensed is $119,928 with a weighted average vesting term of 0.50 years as of March 31, 2023. The Company recognized stock-based compensation expense related to options granted and vesting expense of $193,624 during the three months ended March 31, 2022, of which $133,660 is included in general and administrative expenses and $59,964 is included in research and development expenses in the accompanying statements of operations.

The Company recognizes warrant forfeitures as they occur as there is insufficient historical data to accurately determine future forfeitures rates.

Warrants

For the three months ended March 31, 2023 and 2022 there were no new warrants granted, therefore no fair value was assigned.

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

The Company recognizes warrant forfeitures as they occur as there is insufficient historical data to accurately determine future forfeitures rates.

A summary of warrant issuances are as follows:

Vested and Nonvested Warrants	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2022	5,090,024	$12.83	4.54
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	(10,676)	203.81	-
Outstanding March 31, 2023	5,079,348	$12.49	4.41

Nonvested Warrants	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2022	100,000	$7.50
Granted	-	-
Vested	(100,000)	7.50
Forfeited	-	-
Nonvested on March 31, 2023	-	$-

The Company recognized stock-based compensation expense related to warrants granted and vesting expense of zero and $26,262 during the three months ended March 31, 2023 and 2022, respectively, which is included in general and administrative in the accompanying Statements of Operations. The remaining value to be expensed is zero as of March 31, 2023. The weighted average vesting term is zero years as of March 31, 2023.

Restricted Stock Units

A summary of Restricted Stock Units (“RSUs”) issuances are as follows:

Nonvested RSUs	Number	Weighted Average Price
Nonvested December 31, 2022	7,197	$46.72
Granted	-	-
Vested	(1,731)	56.20
Forfeited	(1,199)	22.87
Nonvested March 31, 2023	4,267	$49.62

The Company recognized stock-based compensation expense related to RSUs granted and vesting expense of $111,187 and $377,671 during the three months ended March 31, 2023 and March 31, 2022, respectively, of which, $81,586 is included in general and administrative, $27,098 is included in research and development, and $2,503 is included in sales and marketing in the accompanying Statements of Operations. The remaining value to be expensed is $195,855 with a weighted average vesting term of 0.26 years as of March 31, 2023.

During the three months ended March 31, 2023, the Company granted a total of zero RSUs. During the three months ended March 31, 2023, 1,731 RSUs vested and the Company issued 1,731 shares of common stock for the 1,731 vested RSUs.

NOTE 11 – INCOME TAXES

The Company has incurred losses since inception. During the three months ended March 31, 2023, the Company did not provide any provision for income taxes as the Company incurred losses during such period. The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. In assessing the need for a valuation allowance, the Company has considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, the Company has recorded a full valuation allowance for its net deferred tax assets as of March 31, 2023.

As of March 31, 2023, the Company did not have any amounts recorded pertaining to uncertain tax positions.

NOTE 12 – SUBSEQUENT EVENTS

On April 4, 2023, the Company entered into a Business Loan and Security Agreement (the “April Loan Agreement”) with a commercial funding source (the “April Lender”), pursuant to which the Company obtained a loan from the April Lender in the principal amount of $1,060,000, which includes origination fees of $60,000 (the “April Loan”). Pursuant to the April Loan Agreement, the Company granted the April Lender a continuing secondary security interest in; (i) any and all amounts owed to the Company now or in the future from any merchant processor processing charges made by customers of the Company via credit card or debit card transactions, and (ii) all other tangible and intangible property. The total amount of interest and fees payable by the Company to the April Lender under the April Loan (the “April Repayment Amount”) will be (i) $1,000,000 if paid prior to April 6, 2023, (ii) $1,219,000 if paid prior to April 10, 2023, or (iii) $1,590,000 if paid after April 10, 2023 and will be repaid in 20 weekly installments of $79,500 commencing on April 10, 2023 and ending on August 21, 2023.

On April 24, 2023, the Company entered into a Business Loan and Security Agreement (the “Loan Agreement”) with a commercial funding source (the “Lender”), pursuant to which the Company obtained a loan from the Lender in the principal amount of $1,060,000, which includes origination fees of $60,000 (the “Loan”). Pursuant to the Loan Agreement, the Company granted the Lender a continuing secondary security interest in; (i) any and all amounts owed to the Company now or in the future from any merchant processor processing charges made by customers of the Company via credit card or debit card transactions, and (ii) all other tangible and intangible property. The total amount of interest and fees payable by the Company to the Lender under the Loan (the “Repayment Amount”) will be $1,590,000 and will be repaid in 20 weekly installments of $79,500.

On April 13, 2023, the Company formed Adivir, Inc. a Delaware, wholly owned subsidiary.

On April 18, 2023, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Cellvera Global Holdings LLC (“Cellvera Global”), Cellvera Holdings Ltd. (“BVI Holdco”), Cellvera, Ltd. (“Cellvera Ltd.”), Cellvera Development LLC (“Cellvera Development” and together with Cellvera Global, BVI Holdco, Cellvera Ltd. and Cellvera Development (the “Sellers”), AiPharma Group Ltd. (“Seller Owner” and collectively with the Sellers, “Cellvera”), and the legal representative of Cellvera, pursuant to which, the Company will purchase Cellvera’s 50% ownership interest in G Response Aid FZE (“GRA”), certain other intellectual property and all goodwill related thereto (the “Acquired Assets”). Unless expressly stated otherwise herein, capitalized terms used but not defined herein have the meanings ascribed to them in the Asset Purchase Agreement. Pursuant to the Asset Purchase Agreement, the consideration for the Acquired Assets consists of (A) $24.5 million, comprised of: (i) the forgiveness of the Company’s $14.5 million loan to Cellvera Global, and (ii) approximately $10 million in cash, and (B) future revenue sharing payments for a term of seven years. GRA holds an exclusive, worldwide license for the antiviral medication, Avigan® 200mg, excluding Japan, China and Russia. The other 50% interest in GRA is held by Agility, Inc. (“Agility”). Additionally, upon the closing, the Share Exchange Agreement previously entered into as of December 28, 2021, between Cellvera Global Holdings, LLC f/k/a AiPharma Global Holdings, LLC (together with other affiliates and subsidiaries) and the Company, and all other related agreements will be terminated.

On April 20, 2023, the Company entered into a securities purchase agreement (the “April Purchase Agreement”) with an institutional investor, pursuant to which the Company agreed to sell to such investor pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,585,350 shares of common stock of the Company (the “Common Stock”) at a purchase price of $1.219 per Pre-Funded Warrant. The Pre-Funded Warrants (and shares of common stock underlying the Pre-Funded Warrants) were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-257645), which was declared effective by the Securities and Exchange Commission on July 13, 2021. Concurrently with the sale of the Pre-Funded Warrants, pursuant to the Purchase Agreement in a concurrent private placement, for each Pre-Funded Warrant purchased by the investor, such investor received from the Company an unregistered warrant (the “Warrant”) to purchase two shares of Common Stock. The warrants have an exercise price of $0.86 per share, and are exercisable for a three year period. The closing of the sales of these securities under the Purchase Agreement took place on April 24, 2023. The gross proceeds from the offering were approximately $1.9 million, prior to deducting placement agent’s fees and other offering expenses payable by the Company. The Company intends to use the net proceeds from the offering for working capital and other general corporate purposes.

On April 21, 2023, Amro Albanna, the Chief Executive Officer of the Company, and Shahrokh Shabahang, the Chief Innovation Officer of the Company, loaned $87,524 and $100,000, respectively, to the Company. The loans were evidenced by an unsecured promissory note (the “Note”). Pursuant to the terms of the Note, it will accrue interest at the Prime rate of eight percent (8.0%) per annum and is due on the earlier of October 20, 2023, or an event of default, as defined therein.

On April 24, 2023, the Company entered into a Business Loan and Security Agreement (the “Loan Agreement”) with a commercial funding source (the “Lender”), pursuant to which the Company obtained a loan from the Lender in the principal amount of $1,060,000, which includes origination fees of $60,000 (the “Loan”). Pursuant to the Loan Agreement, the Company granted the Lender a continuing secondary security interest in certain collateral (as defined in the Loan Agreement). The total amount of interest and fees payable by the Company to the Lender under the Loan (the “Repayment Amount”) will be $1,590,000 and will be repaid in 20 weekly installments of $79,500.

On April 28, 2023, the Company was notified (the “Notification Letter”) by Nasdaq that it is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock between March 16, 2023 and April 27, 2023, the Company no longer meets the minimum bid price requirement. The Notification Letter has no immediate effect on the listing or trading of the Company’s common stock on The Nasdaq Capital Market and, at this time, the common stock will continue to trade on The Nasdaq Capital Market under the symbol “ADTX.”

The Notification Letter provides that the Company has 180 calendar days, or until October 25, 2023, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance by October 25, 2023, an additional 180 days may be granted to regain compliance, so long as the Company meets The Nasdaq Capital Market continued listing requirements (except for the bid price requirement) and notifies Nasdaq in writing of its intention to cure the deficiency during the second compliance period. If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180-day period, then Nasdaq will notify the Company of its determination to delist the Company’s common stock, at which point the Company will have an opportunity to appeal the delisting determination to a Hearings Panel.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider implementing available options, including, but not limited to, implementing a reverse stock split of its outstanding securities, to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the section entitled “Risk Factors” in Part II, Item 1A.

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

The LLU License Agreement shall terminate on the last day that a patent granted to us by LLU is valid and enforceable or the day that the last patent application licensed to us is abandoned. The LLU License Agreement may be terminated by mutual agreement or by us upon 90 days written notice to LLU. LLU may terminate the LLU License Agreement in the event of (i) non-payments or late payments of royalty, milestone and license maintenance fees not cured within 90 days after delivery of written notice by LLU, (ii) a breach of any non-payment provision (including the provision that requires us to meet certain deadlines for milestone events (each, a “Milestone Deadline”)) not cured within 90 days after delivery of written notice by LLU and (iii) LLU delivers notice to us of three or more actual breaches of the LLU License Agreement by us in any 12-month period. Additional Milestone Deadlines include: (i) the requirement to have regulatory approval of an IND application to initiate first-in-human clinical trials on or before March 31, 2022, which has been extended to March 31, 2023 due to payment of a $100,000 extension fee paid in March 2022, the Company plans to exercise its right to request the option to extend this milestone as it continues its ongoing clinical trial programs planned by its subsidiary, Adimune, (ii) the completion of first-in-human (phase I/II) clinical trials by March 31, 2024, (iii) the completion of Phase III clinical trials by March 31, 2026 and (iv) biologic licensing approval by the FDA by March 31, 2027.

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

Going Concern

We were incorporated on September 28, 2017 and have not generated significant revenues to date. During the three months ended March 31, 2023 we had a net loss of $5,984,706 and cash of $302,509 as of March 31, 2023. The Company will require significant additional capital to operate in the normal course of business and fund clinical studies in the long-term. As a result of the January 2021 Securities Purchase Agreement, the August 2021 Offering, the October 2021 Offering, the December 2021 Offering, and September 2022 Offering we received net proceeds of approximately $52,000,000 during the last twelve months. We believe that the remaining funds on hand will not be sufficient to fund our operations for the next 12 months and such creates substantial doubt about our ability to continue as a going concern beyond one year.

Financial Results

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Our condensed consolidated financial statements as of March 31, 2023, show a net loss of $5,984,706. We expect to incur additional net expenses over the next several years as we continue to maintain and expand our existing operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

Results of Operations

Results of operations for the three months ended March 31, 2023 and 2022

We generated revenue of $218,415 and $210,279 for the three months ended March 31, 2023 and 2022, respectively. Cost of sales for the three months ended March 31, 2023 and 2022 was $178,309 and $188,071, respectively.

During the three months ended March 31, 2023, we incurred a loss from operations of $5,822,001. This is due to general and administrative expenses of $4,368,843, which includes $274,315 in stock-based compensation, research and development of $1,387,541, which includes $62,633 in stock-based compensation, and sales and marketing expenses of negative $65,617, which includes $2,503 in stock-based compensation. The $1,387,541 in research and development is mainly comprised of $415,429 in consulting expenses, and $673,377 in compensation.

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

The decrease in expenses during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due to the Company continuing to execute its business plan and incur costs of being a public company.

Liquidity and Capital Resources

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2023, we had an accumulated deficit of $101,025,068. We had working capital of $(3,966,767) as of March 31, 2023. During the three months ended March 31, 2023, we purchased $5,049 in fixed assets, for which we made cash payments of $5,049. These fixed assets were purchased to continue the buildout of our operations. Approximately $3,000 of these purchased fixed assets were lab equipment and $2,049 was for computers.

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.

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

Contractual Obligations

The following table shows our contractual obligations as of March 31, 2023:

	Payment Due by Year
	Total	2023	2024	2025	2026
Lease	$2,991,341	$851,883	$1,004,982	$710,546	$423,930

Critical Accounting Polices and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Plan of Operations—Critical Accounting Policies” in our Prospectus, dated September 1, 2020, filed with the SEC pursuant to Rule 424(b), are critical to fully understanding and evaluating our financial condition and results of operations. The following involve the most judgment and complexity:

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

Recently Issued and Adopted Accounting Pronouncements

See Note 3 - Summary of Significant Accounting Policies to the accompanying condensed consolidated financial statements for a description of other accounting policies and recently issued accounting pronouncements.

Recent Developments

See Note 12 – Subsequent Event to the accompanying condensed consolidated financial statements for a description of material recent developments.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 17, 2023, the Company issued a consultant 187,000 shares of common stock for services rendered.

The issuances above were made pursuant to Section 4(a)(2) of the Securities Act.

(b)	Use of Proceeds from Initial Public Offering

On July 2, 2020, the Company completed its initial public offering (“IPO”). In connection therewith, the Company issued 24,534 Units (the “Units”), excluding the underwriters’ option to cover overallotments (the underwriter did not exercise their overallotment), at an offering price of $450.00 per Unit, resulting in gross proceeds of approximately $11.0 million. The Units issued in the IPO consisted of one share of common stock, one Series A warrant, and one Series B warrant. The Series A warrants originally had an exercise price of $450.00 and a term of 5 years. In addition, the Company issued a Unit Purchase Option at an exercise price of $562.50 per unit to the underwriters to purchase up to 1,350 units, with each unit consisting of (i) one share of common stock and (ii) one Series A Warrant. On August 19, 2020, the Company modified the exercise price of the Series A Warrants from $450.00 per share to $225.00 per share. The term of the Series A Warrants was not modified. The Series B warrants have an exercise price of $562.50 per share, a term of 5 years and contain a cashless exercise option upon certain criteria being met. As of March 31, 2023, substantially all of the Series B warrants issued in the IPO have been exercised pursuant to a cashless provision therein.

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

Aditxt, Inc.

Date: May 15, 2023	By:	/s/ Amro Albanna
Amro Albanna
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Thomas J. Farley
Thomas J. Farley
Chief Financial Officer (Principal Financial and Accounting Officer)