Form 10-K/A
period 2022-12-31
Aditxt, Inc.
filed 2023-07-12
CIK 1726711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

Aditxt, Inc. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Filing” and, together with this Amendment, the “Form 10-K Filings”), which was filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2023 (the “Original Filing Date”), to amend and restate Part II, Item 9A, “Controls and Procedures,” with respect to the conclusion of management regarding the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2022, in response to comments received from the SEC staff.

Also, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications by our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as exhibits to this Amendment No. 1 under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment No. 1, paragraph 3 of the certifications has been omitted and no new certifications pursuant to Section 906 are included as exhibits to this Amendment No. 1.

Except as described above, no changes have been made to the Original Filing and this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

ADITXT, INC.

AMENDMENT NO. 2 TO

ANNUAL REPORT ON FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2022

-i-

PART II

Item 9A. Directors, Executive Officers and Corporate Governance

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of December 31, 2022, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(3)	Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
1.1	At The Market Offering Agreement dated December 20, 2022 between Aditxt, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 20, 2022)
2.1	Share Exchange Agreement, dated as of December 28, 2021 by and between AiPharma Group Ltd. and Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 28, 2021)
2.2	Amendment to Share Exchange Agreement by and between AiPharma Group Ltd. and Aditxt, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
2.3	Second Amendment to Share Exchange Agreement by and between AiPharma Group Ltd. and Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 16, 2022)
2.4	Asset Purchase Agreement dated as of April 19, 2023 by and between the Company and Cellvera Ltd., et al. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 25, 2023)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
3.2	Certificate of Amendment, dated June 29, 2020 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2020)
3.3	Amended and Restated Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
3.4	Certificate of Designation Series A Preferred Stock (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-248491)
3.5	Certificate of Amendment, filed with the Secretary of State of the State of Delaware on May 24, 2021 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 25, 2021)
3.6	Certificate of Amendment, dated July 6, 2021 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 8, 2021)
3.7	Amendment No. 1 to Amended and Restated Bylaws of Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 8, 2022)
3.8	Certificate of Designation of Series B Preferred Stock, dated July 19, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 20, 2022)
3.9	Certificate of Amendment to Certificate of Incorporation of Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 14, 2022)
4.1	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 25, 2021)
4.2	Form the Company’s common stock certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
4.3	Form of Series A-1 Warrant Agent Agreement (including the terms of the Series A-1 Warrant) (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-248491)
4.4	Form of Series B-1 Warrant Agent Agreement (including the terms of the Series B-1 Warrant) (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-248491)
4.5	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
4.6	Form of Pre-Funded Warrant (incorporated by reference to the Registrant’s filed on April 24, 2023) Current Report on Form 8-K
4.7	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 24, 2023)
4.8	Form of Placement Agent Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 24, 2023)
10.1	Form of Promissory Note issued to Sekris Biomedical, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.2	Warrant, dated March 8, 2018, issued to Sekris Biomedical, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.3	Form of Private Placement Subscription Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)

10.4	Patent Licensing Agreement, dated February 3, 2020 (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.5	Patent and Technology License Agreement, dated March 15, 2018 between Loma Linda University and Aditx Therapeutics, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.6	Amendment Agreement to the Patent and Technology License Agreement, dated July 1, 2020 by and between Loma Linda University and Aditx Therapeutics, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2020)
10.7	2017 Equity Incentive Plan and forms of award agreements thereunder (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.8	Consulting Agreement, dated March 1, 2018 between Aditx Therapeutics, Inc. and Canyon Ridge Development LLC d/b/a Mission Critical Solutions International (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.9	Form of July 2018 Securities Purchase Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.10	Form of July 2018 Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.11	Form of April 2018 Promissory Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.12	Form of March 2019 Promissory Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.13	Form of October 2019 Securities Purchase Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.14	Form of October 2019 Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.15	Form of January 2020 Note Purchase Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.16	Form of January 2020 Private Placement Promissory Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.17	Consulting Agreement by and between the Company and Salveo Diagnostics, Inc., dated November 18, 2020 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 23, 2020)
10.18	Form of Senior Secured Convertible Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)
10.19	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)
10.20	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)
10.21	Form of Registration Rights Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)
10.22	Employment Agreement, dated as of February 24, 2021, by and between the Company and Amro Albanna (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 26, 2021)
10.23	2021 Omnibus Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 26, 2021)
10.24	Lease Agreement, dated as of May 4, 2021, by and between LS Biotech Eight, LLC as Landlord, and Aditxt Therapeutics, Inc., as Tenant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 10, 2021)
10.25	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
10.26	Placement Agency Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
10.27	Form of Placement Agent Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
10.28	Waiver and Defeasance Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
10.29	Secured Credit Agreement, dated as of August 27, 2021, by and among AiPharma, AiPharma Holdings Limited, AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.30	Security Agreement, dated as of August 27, 2021 by and between AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.31	Security Agreement, dated as of August 27, 2021 by and between AiPharma Limited and the Company (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.32	Security Agreement – AiPharma Limited and Aditxt (BVI Law) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)

10.33	Floating Charge (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.34	Transaction Agreement, dated as of October 4, 2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.35	First Amendment to Secured Credit Agreement with AiPharma Global Holdings LLC dated October 18, 2021 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.36	Second Amendment to Secured Credit Agreement with AiPharma Global Holdings LLC dated October 27, 2021(incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.37	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Amro Albanna, Chief Executive Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.38	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Corinne Pankovcin, President and Secretary (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.39	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Thomas Farley, Chief Financial Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.40	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Shahrokh Shabahang, Chief Innovation Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.41	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Rowena Albanna, Chief Operating Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.42	Form of Warrant Reduction and Release Agreement dated as of November 24, 2021 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.43	First Amendment to Transaction Agreement dated November 30, 2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.44	Third Amendment to Secured Credit Agreement dated November 30, 2021, by and among AiPharma, AiPharma Holdings Limited, AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.45	Second Amendment to Transaction Agreement dated December 7, 2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.46	Secured Credit Agreement, dated as of December 8, 2021, by and among the Company and the Target Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.47	Third Amendment to Transaction Agreement dated December 17, 2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.48	Fifth Amendment to Secured Credit Agreement dated December 22, 2021, by and among AiPharma, AiPharma Holdings Limited, AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.49	Sixth Amendment to Secured Credit Agreement dated December 28, 2021, by and among AiPharma, AiPharma Holdings Limited, AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.50	Employment Agreement between Aditxt, Inc. and Matthew Shatzkes, Chief Legal Officer and General Counsel (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.51	Forbearance Agreement and Seventh Amendment to Secured Credit Agreement dated as of February 14, 2022 by and among the Company, Cellvera Global Holdings LLC, Cellvera Holdings Ltd., Cellvera Asia Limited (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.52	Fourth Amendment to Transaction Agreement dated December 22,2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.53	Series C Warrant Agent Agreement (incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed on April 15, 2022)
10.54	Form of Placement Agent Warrant dated January 25, 2021 (incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed on April 15, 2022)
10.55	Forbearance Agreement and Eighth Amendment to Secured Credit Agreement dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
10.56	Security Agreement between Cellvera Holdings and Aditxt, Inc. dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
10.57	Security Agreement between Cellvera Development LLC and Aditxt, Inc. dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
10.58	Security Agreement between Cellvera Global Holdings and Aditxt, Inc. dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
10.59	Amended and Restated Security Agreement between Cellvera Asia Limited and Aditxt, Inc. dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)

10.60	Revenue Sharing Agreement by and among Aditxt, Inc., Cellvera Global Holdings LLC and Cellvera Asia Limited dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
10.61	Form of Agreement for the Purchase and Sale of Future Receipts (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 3, 2022)
10.62	Amendment No. 1 to Series C Warrant Agent Agreement dated June 15, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 15, 2022)
10.63	Inducement Offer to Exercise Series C Common Stock Purchase Warrants (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 15, 2022)
10.64	Form of New Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 15, 2022)
10.65	Form of Placement Agent Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 15, 2022)
10.66	Subscription and Investment Representation Agreement, dated July 19, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 20, 2022)
10.67	Unsecured Promissory Note dated July 21, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2022)
10.68	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 10, 2022)
10.69	Form of August 2022 Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 10, 2022)
10.70	Form of August 2022 Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 10, 2022)
10.71	Form of Registration Rights Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 10, 2022)
10.72	Form of Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 10, 2022)
10.73	Form of First Amendment and Waiver effective as of August 31, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 7, 2022)
10.74	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 7, 2022)
10.75	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on September 15, 2022)
10.76	Form of Warrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on September 15, 2022)
10.77	Form of Placement Agent’s Warrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on September 15, 2022)
10.78	Form of Pre-Funded Warrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on September 15, 2022)
10.79	Amendment No. 2 to Series C Warrant Agent Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 23, 2022)
10.80	Form of Amended and Restated Unit Purchase Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 23, 2022)
10.81	Form of Consulting Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 21, 2023)
10.82	Form of Business Loan and Security Agreement dated April 4, 2023(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 7, 2023)

10.83	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 24, 2023)
10.84	Form of Unsecured Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 25, 2023)
10.85	Form of Business Loan and Security Agreement, dated April 24, 2023 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 25, 2023)
10.86	Form of Agreement for the Purchase and Sale of Future Receipts (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2023)
10.87	Unsecured Promissory Note dated May 25, 2023 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2023)
10.88	Form of Unsecured Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 16, 2023)
10.89	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 7, 2023)
10.90	Form of Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 7, 2023)
10.91	Form of Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 7, 2023)
10.92	Form of Registration Rights Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 7, 2023)
10.93	Form of Business Loan and Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 7, 2023)
23.1**	Consent of dbbmckennon, independent registered public accounting firm (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on April 17, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive, Financial, and Accounting Officers under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Previously filed.
†	Executive Compensation Plan or Agreement
#	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 12, 2023	ADITXT, INC.

	By:	/s/ Amro Albanna
		Name:	Amro Albanna
		Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amro Albanna	Chief Executive Officer	July 12, 2023
Amro Albanna	(Principal Executive Officer)

/s/ Thomas J. Farley	Chief Financial Officer	July 12, 2023
Thomas J. Farley	(Principal Financial and Accounting Officer)

*	Director	July 12, 2023
Brian Brady

*	Director	July 12, 2023
Namvar Kiaie

*	Director	July 12, 2023
Jeffrey W. Runge, M.D.

*	Chief Innovation Officer and Director	July 12, 2023
Shahrokh Shabahang

By:	/s/ Amro Albanna
Amro Albanna, Attorney-in-fact