Form 10-Q
period 2023-06-30
Aditxt, Inc.
filed 2023-08-14
CIK 1726711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 11, 2023, the registrant had 7,612,756 and 7,610,739 shares of common stock, $0.001 par value per share, issued and outstanding, respectively.

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

 ii

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

 iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ADITXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash	$95,953	$2,768,640
Accounts receivable, net	379,166	527,961
Inventory	1,018,493	950,093
Prepaid expenses	653,954	496,869
TOTAL CURRENT ASSETS	2,147,566	4,743,563

Fixed assets, net	2,104,114	2,318,863
Intangible assets, net	53,500	107,000
Deposits	287,265	355,366
Right of use asset - long term	2,701,338	3,160,457
Deferred issuance costs	-	50,000
TOTAL ASSETS	$7,293,783	$10,735,249

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,397,931	$1,958,502
Notes payable, net of discount	2,615,946	-
Notes payable - related party	300,000	-
Financing on fixed assets	147,823	409,983
Deferred rent	179,302	188,581
Lease liability - current	1,102,779	1,086,658
TOTAL CURRENT LIABILITIES	9,743,781	3,643,724

Lease liability - long term	1,419,257	1,885,218

TOTAL LIABILITIES	11,163,038	5,528,942

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 3,000,000 shares authorized, zero shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,763,750 and 4,307,487 shares issued and 6,761,733 and 4,305,470 shares outstanding, respectively	6,764	4,307
Treasury stock, 2,017 and 2,017 shares, respectively	(201,605)	(201,605)
Additional paid-in capital	103,032,672	100,443,967
Accumulated deficit	(106,707,086)	(95,040,362)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(3,869,255)	5,206,307

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,293,783	$10,735,249

See accompanying notes to the condensed consolidated financial statements.

ADITXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
REVENUE
Sales	$220,978	$214,715	$439,393	$424,994
Cost of goods sold	185,738	174,858	364,047	362,929
Gross Profit	35,240	39,857	75,346	62,065

OPERATING EXPENSES
General and administrative expenses $107,156, $375,352, $381,471, and $827,337 in stock-based compensation, respectively	3,671,083	3,788,952	8,039,926	8,413,110
Research and development, includes $53,540, $154,237, $116,173, and $303,527 in stock-based compensation, respectively	484,835	1,187,920	1,872,376	2,616,302
Sales and marketing $2,532, $754,699, $5,035, and $754,699 in stock-based compensation, respectively	113,759	833,942	179,376	920,541
Total operating expenses	4,269,677	5,810,814	10,091,678	11,949,953

NET LOSS FROM OPERATIONS	(4,234,437)	(5,770,957)	(10,016,332)	(11,887,888)

OTHER EXPENSE
Interest expense	(1,285,031)	(82,110)	(1,483,523)	(97,320)
Interest income	343	6,007	9,417	20,047
Other income	-	-	-	58,960
Amortization of debt discount	(162,893)	(2,946)	(176,286)	(2,946)
Total other expense	(1,447,581)	(79,049)	(1,650,392)	(21,259)

Net loss before income taxes	(5,682,018)	(5,850,006)	(11,666,724)	(11,909,147)
Income tax provision	-	-	-	-

NET LOSS	$(5,682,018)	$(5,850,006)	$(11,666,724)	$(11,909,147)

Net loss per share - basic and diluted	$(0.92)	$(6.42)	$(2.17)	$(13.21)

Weighted average number of shares outstanding during the period - basic and diluted	6,177,857	911,213	5,374,826	901,468

See accompanying notes to the condensed consolidated financial statements.

ADITXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Preferred Shares Outstanding	Preferred Shares Par	Preferred B Shares Outstanding	Preferred B Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance December 31, 2022	-	$-	-	$-	4,305,470	$4,307	$(201,605)	$100,443,967	$(95,040,362)	$5,206,307

Stock option and warrant compensation	-	-	-	-	-	-	-	59,964	-	59,964

Restricted stock unit compensation	-	-	-	-	-	-	-	111,187	-	111,187

Issuance of shares for vested restricted stock units	-	-	-	-	1,731	2	-	(2)	-	-

Sale of common stock					338,513	339	-	506,677	-	507,016

Issuance of shares for services	-	-	-	-	187,000	187	-	168,113	-	168,300

Net loss	-	-	-	-	-	-	-	-	(5,984,706)	(5,984,706)

Balance March 31, 2023	-	$-	-	$-	4,832,714	$4,835	$(201,605)	$101,289,906	$(101,025,068)	$68,068

Stock option and warrant compensation	-	-	-	-	-	-	-	59,964	-	59,964

Restricted stock unit compensation	-	-	-	-	-	-	-	103,264	-	103,264

Issuance of shares for vested restricted stock units	-	-	-	-	1,669	2	-	(2)	-	-

Warrants issued for cash, net of issuance costs	-	-	-	-	-	-	-	1,581,467	-	1,581,467

Exercise of warrants	-	-	-	-	1,927,350	1,927	-	(1,927)	-	-

Net loss	-	-	-	-	-	-	-	-	(5,682,018)	(5,682,018)

Balance June 30, 2023	-	$-	-	$-	6,761,733	$6,764	$(201,605)	$103,032,672	$(106,707,086)	$(3,869,255)

See accompanying notes to the condensed consolidated financial statements.

ADITXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Preferred Shares Outstanding	Preferred Shares Par	Preferred B Shares Outstanding	Preferred B Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance December 31, 2021	-	$-	-	$-	888,597	$899	$(201,605)	$77,734,288	$(67,352,809)	$10,180,773

Stock option and warrant compensation	-	-	-	-	-	-	-	219,885	-	219,885

Issuance of shares for vested restricted stock units	-	-	-	-	5,744	6	-	(6)	-	-

Restricted stock unit compensation	-	-	-	-	-	-	-	377,671	-	377,671

Issuance of shares for services	-	-	-	-	180	1	-	3,718	-	3,719

Net loss	-	-	-	-	-	-	-	-	(6,059,141)	(6,059,141)

Balance March 31, 2022	-	$-	-	$-	894,521	$906	$(201,605)	$78,335,556	$(73,411,950)	$4,722,907

Stock option and warrant compensation	-	-	-	-	-	-	-	724,584	-	724,584

Issuance of restricted stock units for compensation	-	-	-	-	2,751	3	-	(3)	-	-

Restricted stock unit compensation	-	-	-	-	-	-	-	309,704	-	-

Exercise of warrants, modification of warrants, and issuance of warrants	-	-	-	-	179,419	180	-	1,203,589	-	1,203,769

Issuance of shares for services	-	-	-	-	30,68	31	-	249,969	-	250,000

Net loss	-	-	-	-	-	-	-	-	(5,850,006)	(5,850,006)

Balance June 30, 2022	-	$-	-	$-	1,107,376	$1,120	$(201,605)	$80,823,399	$(79,261,956)	$1,360,958

See accompanying notes to the condensed consolidated financial statements.

ADITXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,666,724)	$(11,909,147)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	502,679	1,885,563
Depreciation expense	219,800	196,704
Amortization of intangible assets	53,500	53,500
Amortization of debt discount	176,286	2,946
Changes in operating assets and liabilities:
Accounts receivable	148,795	(320,749)
Prepaid expenses	(157,085)	(130,316)
Deposits	68,101	(31,587)
Inventory	(68,400)	(838,198)
Accounts payable and accrued expenses	3,489,429	3,237,681
Net cash used in operating activities	(7,233,619)	(7,853,603)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(5,051)	(274,073)
Tenant improvement allowance receivable	-	(215,173)
Notes receivable and accrued interest	-	(19,836)
Net cash used in investing activities	(5,051)	(509,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes - related party	687,523	-
Proceeds from notes, net of offering costs	3,433,410	550,000
Discount on note payable from offering costs	-	(16,500)
Repayments of note payable - related party	(387,523)	-
Repayments of note payable	(993,750)	(70,598)
Warrants issued for cash, net of issuance costs	1,581,467	-
Common stock issued for cash, net of issuance costs	507,016	-
Exercise of warrants, modification of warrants, and issuance of warrants	-	1,203,769
Payments on financing on fixed asset	(262,160)	(372,076)
Net cash provided by financing activities	4,565,983	1,294,595

NET DECREASE IN CASH	(2,672,687)	(7,068,090)

CASH AT BEGINNING OF YEAR	2,768,640	7,872,061

CASH AT END OF PERIOD	$95,953	$803,971

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$1,524,544	$70,831

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

On January 1, 2023, the Company formed Adimune, Inc., a Delaware wholly owned subsidiary.

On January 1, 2023, the Company formed Pearsanta, Inc., a Delaware wholly owned subsidiary.

On April 13, 2023, the Company formed Adivir, Inc., a Delaware wholly owned subsidiary.

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

On April 20, 2023, the Company entered into a securities purchase agreement (the “April Purchase Agreement”) with an institutional investor, pursuant to which the Company agreed to sell to such investor pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,585,350 shares of common stock of the Company (the “Common Stock”) at a purchase price of $1.219 per Pre-Funded Warrant. The Pre-Funded Warrants (and shares of common stock underlying the Pre-Funded Warrants) were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-257645), which was declared effective by the Securities and Exchange Commission on July 13, 2021. Concurrently with the sale of the Pre-Funded Warrants, pursuant to the Purchase Agreement in a concurrent private placement, for each Pre-Funded Warrant purchased by the investor, such investor received from the Company an unregistered warrant (the “Warrant”) to purchase two shares of Common Stock. The warrants have an exercise price of $0.86 per share, and are exercisable for a three year period. In addition, the Company issued a warrant to the placement agent to purchase up to 95,121 shares of common stock at an exercise price of $1.525 per share. The closing of the sales of these securities under the Purchase Agreement took place on April 24, 2023. The gross proceeds from the offering were approximately $1.9 million, prior to deducting placement agent’s fees and other offering expenses payable by the Company. The Company intends to use the net proceeds from the offering for working capital and other general corporate purposes.

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

NOTE 2 – GOING CONCERN ANALYSIS

Management Plans

The Company was incorporated on September 28, 2017 and has not generated significant revenues to date. During the six months ended June 30, 2023, the Company had a net loss of $11,666,724 and negative cash flow from operating activities of $7,233,619. As of June 30, 2023, the Company’s cash balance was $95,953.

As of June 30, 2023, the Company had zero availability to sell under its shelf registration statement on Form S-3. Upon the filing of the Company’s annual report on Form 10-K on April 17, 2023, the Company’s aggregate market value of the voting and non-voting equity held by non-affiliates was below $75.0 million. As a result, the maximum amount that the Company can sell under its shelf registration statement on Form S-3 during any 12 month period is equal to one-third of the aggregate market value of the voting and non-voting equity held by non-affiliates of the Company.

On May 23, 2023, we received written notice from Nasdaq that, based upon the stockholders equity reported by the Company in its Form 10-Q for the period ended March 31, 2023, and as of March 31, 2023, the Company was no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires a company to maintain a minimum of $2,500,000 in stockholders’ equity, a market value of listed securities of at least $35 million, or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years (the “Continued Listing Requirements”). The May notification letter further provided that the Company has 45 calendar days, or until July 7, 2023, to submit a plan to regain compliance and if the plan is accepted by Nasdaq, an extension of up to 180 calendar days, or until November 19, 2023 to evidence compliance. On June 22, 2023, we received a letter from Nasdaq notifying the Company that it has failed to maintain compliance with the minimum bid price rule in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) as the closing price of Company’s common stock has remained below $1.00 for over 30 consecutive trading days. On June 29, 2023, we submitted an appeal to Nasdaq, which stays the delisting and suspension of our securities pending the decision of the Nasdaq Hearings Panel (the “Panel”). At the hearing, which will be held on August 31, 2023, we intend to present its views and its plans to regain compliance with the Equity and Minimum Bid Price Rules to the Panel. There can be no assurance that we will be able to evidence compliance with the Minimum Bid Price Rule prior to the hearing. It is our understanding that the Panel typically issues its decision within 30 days after the hearing.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended June 30, 2023 and June 30, 2022. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in condensed consolidated financial statements that have been prepared in accordance U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 17, 2023. The interim results for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or for any future interim periods.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Aditxt, Inc., and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

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

Substantially all the Company’s accounts receivable are with companies in the healthcare industry, individuals, and the U.S. government. However, concentration of credit risk is mitigated due to the Company’s number of customers. In addition, for receivables due from U.S. government agencies, the Company does not believe the receivables represent a credit risk as these are related to healthcare programs funded by the U.S. government and payment is primarily dependent upon submitting the appropriate documentation.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of June 30, 2023 and December 31, 2022, there was an allowance for doubtful accounts of zero and $18,634, respectively.

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

Patents

The Company incurs fees from patent licenses, which is reflected in research and development expenses, and are expensed as incurred. During the six months ended June 30, 2023 and 2022, the Company incurred patent licensing fees for the patents of $74,525 and $248,813, respectively.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance. During the six months ended June 30, 2023 and 2022, the Company incurred research and development costs of $1,872,376 and $2,616,302, respectively.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss attributable of common stockholders by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of June 30, 2023, 44,712 stock options, 2,603 unvested restricted stock units, and 7,903,748 warrants were excluded from dilutive earnings per share as their effects were anti-dilutive. As of June 30, 2022, 2,235,466 stock options, 865,900 unvested restricted stock units, and 45,963,691 warrants were excluded from dilutive earnings per share as their effects were anti-dilutive.

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

NOTE 4 – FIXED ASSETS

The Company’s fixed assets include the following on June 30, 2023:

	Cost Basis	Accumulated Depreciation	Net
Computers	$378,480	$(260,931)	$117,549
Lab Equipment	2,575,720	(719,859)	1,855,861
Office Furniture	56,656	(11,033)	45,623
Other Fixed Assets	8,605	(1,654)	6,951
Leasehold Improvements	120,440	(42,310)	78,130
Total Fixed Assets	$3,139,901	$(1,035,787)	$2,104,114

The Company’s fixed assets include the following on December 31, 2022:

	Cost Basis	Accumulated Depreciation	Net
Computers	$376,429	$(197,907)	$178,522
Lab Equipment	2,572,720	(579,015)	1,993,705
Office Furniture	56,656	(8,200)	48,456
Other Fixed Assets	8,605	(1,224)	7,381
Leasehold Improvements	120,440	(29,641)	90,799
Total Fixed Assets	$3,134,850	$(815,987)	$2,318,863

Depreciation expense was $109,904 and $99,852, for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense was $219,800 and $196,704, for the six months ended June 30, 2023 and 2022, respectively. None of the Company’s fixed assets serve as collateral against any loans as of June 30, 2023 and December 31, 2022, other than those subject to the financed asset liability. As of June 30, 2023 and December 31, 2022, the fixed assets that serve as collateral subject to the financed asset liability have a carrying value of $1,316,830 and $1,359,091, respectively.

Financed Assets:

In October 2020, the Company purchased two pieces of lab equipment and financed them for a period of twenty-four months with a monthly payment of $19,487, with an interest rate of 8%. As of June 30, 2023, the Company has one payment in arrears.

In January of 2021, the Company purchased one piece of lab equipment and financed it for a period of twenty-four months with a monthly payment of $9,733, with an interest rate of 8%. As of June 30, 2023, the Company has one payment in arrears.

In March of 2021, the Company purchased five pieces of lab equipment and financed them for a period of twenty-four months with a monthly payment of $37,171, with an interest rate of 8%. As of June 30, 2023, the Company has four payments in arrears.

As of June 30, 2023 all lab equipment financing agreements have matured.

NOTE 5 – INTANGIBLE ASSETS

The Company’s intangible assets include the following on June 30, 2023:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(267,500)	$53,500
Total Intangible Assets	$321,000	$(267,500)	$53,500

The Company’s intangible assets include the following on December 31, 2022:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(214,000)	$107,000
Total Intangible Assets	$321,000	$(214,000)	$107,000

Amortization expense was $26,750 and $26,750 for the three months ended June 30, 2023 and 2022, respectively. Amortization expense was $53,500 and $53,500 for the six months ended June 30, 2023 and 2022, respectively. None of the Company’s intangible assets serve as collateral against any loans as of June 30, 2023 and December 31, 2022. The Company’s proprietary technology is being amortized over its estimated useful life of three years.

NOTE 6 – RELATED PARTY TRANSACTIONS

On April 21, 2023, Amro Albanna, the Chief Executive Officer of the Company, and Shahrokh Shabahang, the Chief Innovation Officer of the Company, loaned $87,523 and $100,000, respectively, to the Company. The loans were evidenced by an unsecured promissory note (the “Note”). Pursuant to the terms each Note, it will accrue interest at the Prime rate of eight percent (8.00%) per annum and is due on the earlier of October 21, 2023, or an event of default, as defined therein. As of June 30, 2023, the note was fully paid off.

On May 25, 2023, Amro Albanna, the Chief Executive Officer of the Company, loaned $200,000 to the Company. The loan was evidenced by an unsecured promissory note (the “Note”). Pursuant to the terms of the Note, it will accrue interest at a rate of eight and one-quarter percent (8.25%) per annum, the Prime rate on the date of signing, and is due on the earlier of November 25, 2023 or an event of default, as defined therein. As of June 30, 2023, the note was fully paid off.

On June 12, 2023, Amro Albanna, the Chief Executive Officer of the Company, and Shahrokh Shabahang, the Chief Innovation Officer of the Company, loaned $200,000 and $100,000, respectively, to the Company. The loans were evidenced by an unsecured promissory note (the “Note”). Pursuant to the terms of the Note, it will accrue interest at the Prime rate of eight and one-quarter percent (8.25%) per annum and is due on the earlier of December 12, 2023, or an event of default, as defined therein. As of June 30, 2023, the principal balance of the Notes are $300,000 and accrued interest of $1,221.

NOTE 7 – NOTES PAYABLE

On February 21, 2023, the Company entered into an agreement for the purchase and sale of future receipts (the “Future Receipts Agreement”) with a commercial funding source pursuant to which the Company agreed to sell to the funder certain future trade receipts in the aggregate amount of $2,160,000 (the “Future Receipts Purchased Amount” for gross proceeds to the Company of $1,500,000, less origination fees of $75,000. Pursuant to the Future Receipts Agreement, the Company granted the funder a security interest in all of the Company’s present and future accounts receivable in an amount not to exceed the Future Receipts Purchased Amount. The Future Receipts Purchased Amount shall be repaid by the Company in 28 weekly installments of approximately $77,000 with the final payment due on September 5, 2023. On May 30, 2023, the Company entered into the May Loan (as defined below) for gross proceeds to the Company of $2,000,000, less origination fees of $100,000 and less the full outstanding balance under the Future Receipts Agreement of $1,157,143, resulting in net proceeds to the Company of $742,857.

On April 4, 2023, the Company entered into a Business Loan and Security Agreement (the “April Loan Agreement”) with a commercial funding source (the “April Lender”), pursuant to which the Company obtained a loan from the April Lender in the principal amount of $1,060,000, which includes origination fees of $60,000 (the “April Loan”). Pursuant to the April Loan Agreement, the Company granted the April Lender a continuing secondary security interest in; (i) any and all amounts owed to the Company now or in the future from any merchant processor processing charges made by customers of the Company via credit card or debit card transactions, and (ii) all other tangible and intangible property. The total amount of interest and fees payable by the Company to the April Lender under the April Loan (the “April Repayment Amount”) will be (i) $1,000,000 if paid prior to April 6, 2023, (ii) $1,219,000 if paid prior to April 10, 2023, or (iii) $1,590,000 if paid after April 10, 2023 and will be repaid in 20 weekly installments of $79,500 commencing on April 10, 2023 and ending on August 21, 2023. On April 24, 2023 the Company entered into the Loan Agreement (as defined below) for gross proceeds of $1,000,000, less the full outstanding balance under the April Loan Agreement of $139,500, resulting net proceeds to the Company of $860,500.

On April 24, 2023, the Company entered into a Business Loan and Security Agreement (the “Loan Agreement”) with a commercial funding source (the “Lender”), pursuant to which the Company obtained a loan from the Lender in the principal amount of $1,060,000, which includes origination fees of $60,000 (the “Loan”). Pursuant to the Loan Agreement, the Company granted the Lender a continuing secondary security interest in; (i) any and all amounts owed to the Company now or in the future from any merchant processor processing charges made by customers of the Company via credit card or debit card transactions, and (ii) all other tangible and intangible property. The total amount of interest and fees payable by the Company to the Lender under the Loan (the “Repayment Amount”) will be $1,590,000 and will be repaid in 20 weekly installments of $79,500. As of June 30, 2023, there was a remaining principal balance of $783,294 on the Loan and an unamortized debt discount of $33,000. The Company and the Lender agreed to a temporary reduction in the amount of the weekly payments.

On May 30, 2023, the Company entered into a Business Loan and Security Agreement (the “May Loan Agreement”) with a commercial funding source (the “May Lender”), pursuant to which the Company obtained a loan from the Lender in the principal amount of $2,000,000, which includes origination fees of $100,000 (the “May Loan”). Pursuant to the May Loan Agreement, the Company granted the May Lender a continuing secondary security interest in; (i) any and all amounts owed to the Company now or in the future from any merchant processor processing charges made by customers of the Company via credit card or debit card transactions, and (ii) all other tangible and intangible property. The total amount of interest and fees payable by the Company to the Lender under the Loan will be $2,880,000 and will be repaid in 28 weekly installments of $102,857. As of June 30, 2023, there was a remaining principal balance of $1,951,366 on the May Loan and an unamortized debt discount of $85,714. The Company and the May Lender have agreed to a temporary reduction in the amount of the weekly payments.

NOTE 8 – LEASES

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on June 30, 2023 and December 31, 2022 for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

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

As of June 30, 2023, the Company is in arrears on certain lease payments in the aggregate amount of approximately $281,000.

Lease Costs

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Components of total lease costs:
Operating lease expense	$596,560	$653,408
Total lease costs	$596,560	$653,408

Lease Positions as of June 30, 2023 and December 31, 2022

ROU lease assets and lease liabilities for our operating leases are recorded on the balance sheet as follows:

	June 30, 2023	December 31, 2022
Assets
Right of use asset – long term	$2,701,338	$3,160,457
Total right of use asset	$2,701,338	$3,160,457

Liabilities
Operating lease liabilities – short term	$1,102,779	$1,086,658
Operating lease liabilities – long term	1,419,257	1,885,218
Total lease liability	$2,522,036	$2,971,876

Lease Terms and Discount Rate as of June 30, 2023

Weighted average remaining lease term (in years) – operating leases	2.29
Weighted average discount rate – operating leases	8.00%

Maturities of leases are as follows:

Six Months Ended June 30, 2023

2023 (remaining)	$570,629
2024	1,004,982
2025	710,546
2026	423,930
Total lease payments	$2,710,087
Less imputed interest	(188,051)
Less current portion	(1,102,779)
Total maturities, due beyond one year	$1,419,257

NOTE 9 – COMMITMENTS & CONTINGENCIES

License Agreement with Loma Linda University

On March 8, 2018, we entered into an Assignment Agreement (the “Assignment Agreement”) with Sekris Biomedical, Inc. (“Sekris”). Sekris was a party to a License Agreement with Loma Linda University (“LLU”), entered into and made effective on May 25, 2011, and amended on June 24, 2011, July 16, 2012 and December 27, 2012 (the “Original Agreement,” and together with the Assignment Agreement, the “Sekris Agreements”). Pursuant to the Assignment Agreement, Sekris transferred and assigned all of its rights and obligations in and to liabilities under the Original Agreement, of whatever kind or nature, to us. In exchange, on March 8, 2018, we issued a warrant to Sekris to purchase up to 10,000 shares of our common stock (the “Sekris Warrant”). The warrant was immediately exercisable and had an exercise price of $200.00 per share. The expiration date of the warrant was March 8, 2023. On March 15, 2018, as amended on July 1, 2020, we entered into a LLU License Agreement directly with Loma Linda University, which amends and restates the Sekris Agreements.

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

The LLU License Agreement shall terminate on the last day that a patent granted to us by LLU is valid and enforceable or the day that the last patent application licensed to us is abandoned. The LLU License Agreement may be terminated by mutual agreement or by us upon 90 days written notice to LLU. LLU may terminate the LLU License Agreement in the event of (i) non-payments or late payments of royalty, milestone and license maintenance fees not cured within 90 days after delivery of written notice by LLU, (ii) a breach of any non-payment provision (including the provision that requires us to meet certain deadlines for milestone events (each, a “Milestone Deadline”)) not cured within 90 days after delivery of written notice by LLU and (iii) LLU delivers notice to us of three or more actual breaches of the LLU License Agreement by us in any 12-month period. Additional Milestone Deadlines include: (i) submission of an IND/clinical trial application to initiate first-in-human clinical trials on or before March 31, 2022, which was extended to March 31, 2023 due to the payment of a $100,000 extension fee paid in March 2022. The Company plans to exercise its right to request the option to extend this milestone as it continues its ongoing clinical trial programs planned by its subsidiary, Adimune, (ii) the completion of first-in-human (phase I/II) clinical trials by March 31, 2024, (iii) the completion of Phase III clinical trials by March 31, 2026 and (iv) biologic licensing approval by the FDA by March 31, 2027.

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

We were obligated to pay and paid a fee of $25,000 to Stanford within 60 days of February 3, 2020. We also issued 375 shares of the Company’s common stock to Stanford. An annual licensing maintenance fee is payable by us on the first anniversary of the February 2020 License Agreement in the amount of $40,000 for 2021 through 2024 and $60,000 starting in 2025 until the license expires upon the expiration of the patent. The Company is required to pay and has paid $25,000 for the issuances of certain patents. The Company will pay milestone fees of $50,000 on the first commercial sales of a licensed product and $25,000 at the beginning of any clinical study for regulatory clearance of an in vitro diagnostic product developed and a potential licensed product. We are also required to: (i) provide a listing of the management team or a schedule for the recruitment of key management positions by March 31, 2020 (which has been completed), (ii) provide a business plan covering projected product development, markets and sales forecasts, manufacturing and operations, and financial forecasts until at least $10,000,000 in revenue by June 30, 2020 (which has been completed), (iii) conduct validation studies by September 30, 2020 (which has been completed), (iv) hold a pre-submission meeting with the FDA by September 30, 2020 (which has been completed), (v) submit a 510(k) application to the FDA, Emergency Use Authorization (“EUA”), or a Laboratory Developed Test (“LDT”) by March 31, 2021, (which has been completed), (vi) develop a prototype assay for human profiling by December 31, 2021 (which has been completed), (vii) execute at least one partnership for use of the technology for transplant, autoimmunity, or infectious disease purposes by March 31, 2022 (which has been completed), and (viii) will provide further development and commercialization milestones for specific fields of use in writing by December 31, 2022 (which has been completed).

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

Asset Purchase Agreement

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

The obligations of the Company to consummate the closing are subject to the satisfaction or waiver, at or prior to the Closing of certain conditions, including but not limited to, the following:

(i)	Satisfactory completion of due diligence;

(ii)	Completion by the Company of financing sufficient to consummate the transactions contemplated by the Asset Purchase Agreement;

(iii)	Receipt by the Company of all required Consents from Governmental Bodies for the Acquisition, including but not limited to, any consents required to complete the transfer and assignment of Cellvera’s membership interests in GRA;

(iv)	Receipt of executed payoff letters reflecting the amount required to be fully pay all of each of Seller’s and Seller Owner’s Debt to be paid at Closing;

(v)	Receipt by the Company of a release from Agility;

(iv)	Execution of an agreement acceptable to the Company with respect to the acquisition by the Company of certain intellectual property presently held by a third party;

(v)	Execution of an amendment to an asset purchase agreement previously entered into by Cellvera with a third party that effectively grants the Company the rights to acquire the intellectual property from the third party under such agreement;

(vi)	Receipt of a fairness opinion by the Company with respect to the transactions contemplated by the Asset Purchase Agreement; and

(vii)	Receipt by the Company from the Seller Owner of written consent, whether through its official liquidator or the Board of Directors of Seller Owner, to the sale and purchase of the Acquired Assets and Assumed Liabilities pursuant to the Assert Purchase Agreement.

Off Balance Sheet Arrangements

From time to time the Company enters short term research and development contracts. These contracts have payment provisions which require payment once regulatory and completion milestones are met. As of June 30, 2023, the Company has approximately $1.8 million outstanding, subject to these milestones.

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

During the six months ended June 30, 2023, the Company issued 187,000 shares of common stock and recognized expense of $168,300 in stock-based compensation for consulting services. The stock-based compensation for consulting services is calculated by the number shares multiplied by the closing price on the effective date of the contract. During the six months ended June 30, 2023, 3,400 Restricted Stock Units vested which resulted in the issuance of shares. The Company recognized expense of $214,451 in stock-based compensation related to the RSU’s for the six months ended June 30, 2023. The stock-based compensation for shares issued or RSU’s granted during the period were valued based on the fair market value on the date of grant. During the six months ended June 30, 2023, the Company issued 1,927,350 shares of common stock for the exercise of prefunded warrants.

During the six months ended June 30, 2022, the Company issued 30,865 shares of common stock and recognized expense of $253,719 in stock-based compensation for consulting services. The Company also granted 11,644 Restricted Stock Units, 8,508 Restricted Stock Units vested and resulted in the issuance of shares. As a result, the Company recognized expense of $687,375 in stock-based compensation. The stock-based compensation for shares issued or RSU’s granted during the period were valued based on the fair market value on the date of grant.

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

For the six months ended June 30, 2023, the Company sold 338,513 Shares at an average price of $1.55 per share under the ATM. The sale of Shares generated net proceeds of $507,016 after paying commissions and related fees.

On April 20, 2023, the Company entered into an amendment to the ATM, pursuant to which the Company and the Agent agreed to reduce the aggregate gross sales price of the Shares under the ATM from $50,000,000 to zero.

Preferred Stock

The Company is authorized to issue 3,000,000 shares of preferred stock, par value $0.001 per share. There were no shares of preferred stock outstanding as of June 30, 2023 and December 31, 2022, respectively.

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

During the three and six months ended June 30, 2023 and 2022, the Company granted no new options.

The following is an analysis of the stock option grant activity under the Plan:

Vested and Nonvested Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2022	44,710	$170.00	5.74
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	-	-	-
Outstanding June 30, 2023	44,710	$170.00	5.25

Nonvested Stock Options	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2022	2,025	$96.00
Granted	-	-
Vested	(1,350)	96.00
Forfeited	-	-
Nonvested on June 30, 2023	675	$96.00

As of June 30, 2023 there were 44,037 exercisable options, these options had a weighted average exercise price $171.13.

The Company recognized stock-based compensation expense related to options granted and vesting expense of $119,928 during the six months ended June 30, 2023, of which $48,858 is included in general and administrative expenses and $71,070 is included in research and development expenses in the accompanying statements of operations. The remaining value to be expensed is $59,964 with a weighted average vesting term of 0.25 years as of June 30, 2023. The Company recognized stock-based compensation expense related to options granted and vesting expense of $387,246 during the six months ended June 30, 2022, of which $267,318 is included in general and administrative expenses and $119,928 is included in research and development expenses in the accompanying statements of operations.

The Company recognizes option forfeitures as they occur as there is insufficient historical data to accurately determine future forfeitures rates.

Warrants

For the three and six months ended June 30, 2023 and 2022 there were no new warrants granted that required a Black Scholes valuation, therefore no fair value was assigned.

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

The Company recognizes warrant forfeitures as they occur as there is insufficient historical data to accurately determine future forfeitures rates.

A summary of warrant issuances are as follows:

Vested and Nonvested Warrants	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2022	5,090,024	$12.83	4.54
Granted	4,851,171	0.59	2.59
Exercised	(1,927,350)	0.001	-
Expired or forfeited	(14,976)	205.05	-
Outstanding June 30, 2023	7,998,869	$8.18	3.61

Nonvested Warrants	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2022	100,000	$7.50
Granted	4,851,171	0.59
Vested	(4,951,171)	0.73
Forfeited	-	-
Nonvested on June 30, 2023	-	$-

The Company recognized stock-based compensation expense related to warrants granted and vesting expense of zero and $557,223 during the six months ended June 30, 2023 and 2022, respectively, which is included in general and administrative in the accompanying Statements of Operations. The remaining value to be expensed is zero as of June 30, 2023. The weighted average vesting term is zero years as of June 30, 2023.

On April 20, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor, pursuant to which the Company agreed to sell to such investor pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,585,350 shares of common stock of the Company (the “Common Stock”) at a purchase price of $1.219 per Pre-Funded Warrant, resulting in proceeds of approximately $1.6 million after deducting approximately $291,000 in commissions and closing fees. Concurrently with the sale of the Pre-Funded Warrants, pursuant to the Purchase Agreement in a concurrent private placement, for each Pre-Funded Warrant purchased by the investor, such investor received from the Company an unregistered warrant (the “Warrant”) to purchase two shares of Common Stock. The warrants have an exercise price of $0.86 per share, and are exercisable for a three year period. In addition, the Company issued a warrant to the placement agent to purchase up to 95,121 shares of common stock at an exercise price of $1.525 per share.

Restricted Stock Units

A summary of Restricted Stock Units (“RSUs”) issuances are as follows:

Nonvested RSUs	Number	Weighted Average Price
Nonvested December 31, 2022	7,197	$46.72
Granted	-	-
Vested	(3,400)	56.81
Forfeited	(1,199)	22.87
Nonvested June 30, 2023	2,598	$44.61

The Company recognized stock-based compensation expense related to RSUs granted and vesting expense of $214,451 and $687,375 during the six months ended June 30, 2023 and June 30, 2022, respectively, of which, $164,313 is included in general and administrative, $45,103 is included in research and development, and $5,035 is included in sales and marketing in the accompanying Statements of Operations. The remaining value to be expensed is $92,627 with a weighted average vesting term of 0.15 years as of June 30, 2023.

During the six months ended June 30, 2023, the Company granted a total of zero RSUs. During the six months ended June 30, 2023, 3,400 RSUs vested and the Company issued 3,400 shares of common stock for the 3,400 vested RSUs.

NOTE 11 – INCOME TAXES

The Company has incurred losses since inception. During the six months ended June 30, 2023, the Company did not provide any provision for income taxes as the Company incurred losses during such period. The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. In assessing the need for a valuation allowance, the Company has considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, the Company has recorded a full valuation allowance for its net deferred tax assets as of June 30, 2023.

As of June 30, 2023, the Company did not have any amounts recorded pertaining to uncertain tax positions.

NOTE 12 – SUBSEQUENT EVENTS

Securities Purchase Agreement

On July 3, 2023, the Company entered into a Securities Purchase Agreement (the “First Tranche Securities Purchase Agreement”) with an accredited investor pursuant to which the Company issued and sold a secured promissory note in the principal amount of $375,000 (the “First Tranche Note”) resulting in gross proceeds to the Company of $250,000. In connection with the issuance of the First Tranche Note, the Company issued 156,250 shares of its common stock (the “First Tranche Commitment Shares”) as a commitment fee to the investor. Pursuant to the First Tranche Securities Purchase Agreement, the Company is obligated to obtain approval of its shareholders (“First Tranche Shareholder Approval”) with respect to the issuance of any securities in connection with the First Tranche Securities Purchase Agreement and the First Tranche Note in excess of 19.99% of the Company’s issued and outstanding shares on the closing date, which is equal to 1,351,670 shares of the Company’s common stock. The Note has a maturity date of December 31, 2023 and is convertible following First Tranche Shareholder Approval and the occurrence of an Event of Default (as defined in the July Note) at a conversion price of $0.45 per share.

In connection with the First Tranche Securities Purchase Agreement and the issuance of the First Tranche Note, the Company and certain of its subsidiaries also entered into a Security Agreement with the investor (the “First Tranche Security Agreement”) pursuant to which it granted the investor a security interest in certain Collateral (as defined in the First Tranche Security Agreement) to secure its obligations under the First Tranche Note. In addition, the Company entered into a registration rights agreement with the investor pursuant to which the Company agreed to prepare and file with the U.S. Securities and Exchange Commission a registration statement covering the resale of the First Tranche Commitment Shares and any shares of the Company’s common stock issuable upon conversion of the First Tranche Note within 120 days of the closing date and to have such registration statement declared effective within 150 days of the closing date.

On July 24, 2023,the Company entered into a Securities Purchase Agreement (the “Second Tranche Securities Purchase Agreement”) with an accredited investor pursuant to which the Company issued and sold a secured promissory note in the principal amount of $2,625,000 (the “Second Tranche Note”) resulting in gross proceeds to the Company of $1,750,000. In connection with the issuance of the Second Tranche Note, the Company agreed to issue a total of 1,093,750 shares of its common stock (the “Second Tranche Commitment Shares”) as a commitment fee to the investor. At the request of the investor, the Company issued 691,106 Second Tranche Commitment Shares and will issue the remaining 402,644 Second Tranche Commitment Shares within 120 days, subject to the investor’s discretion. Pursuant to the Second Tranche Securities Purchase Agreement, the Company is obligated to obtain approval of its shareholders (“Second Tranche Shareholder Approval”) with respect to the issuance of any securities in connection with the Second Tranche Securities Purchase Agreement and the Second Tranche Note in excess of 19.99% of the Company’s issued and outstanding shares on the closing date, which is equal to 1,521,056 shares of the Company’s common stock. The Note has a maturity date of December 31, 2023 and is convertible following Second Tranche Shareholder Approval and the occurrence of an Event of Default (as defined in the Second Tranche Note) at a conversion price of $0.39 per share.

In connection with the Second Tranche Securities Purchase Agreement and the issuance of the Second Tranche Note, the Company and certain of its subsidiaries also entered into a Security Agreement with the investor (the “Second Tranche Security Agreement”) pursuant to which it granted the investor a security interest in certain Collateral (as defined in the Second Tranche Security Agreement) to secure its obligations under the Second Tranche Note. In addition, the Company entered into a registration rights agreement with the investor pursuant to which the Company agreed to prepare and file with the U.S. Securities and Exchange Commission a registration statement covering the resale of the Second Tranche Commitment Shares and any shares of the Company’s common stock issuable upon conversion of the Second Tranche Note within 90 days of the closing date and to have such registration statement declared effective within 120 days of the closing date.

Business Loan and Security Agreement

Also on July 3, 2023, the Company entered into a Business Loan and Security Agreement (the “July Loan Agreement”) with a commercial funding source (the “July Lender’’), pursuant to which the Company obtained a loan from the Lender in the principal amount of $215,000, which includes origination fees of $10,750 (the “July Loan”). Pursuant to the July Loan Agreement, the Company granted the July Lender a continuing secondary security interest in certain collateral (as defined in the July Loan Agreement). The total amount of interest and fees payable by the Company to the Lender under the Loan (the “Repayment Amount”) will be (i) $322,285 and will be repaid in 13 weekly installments of $24,500 with a final payment of $3,785 in the fourteenth week.

Series C Preferred Stock

On July 11, 2023, the Company filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of Delaware, effective as of the time of filing, designating the rights, preferences, privileges and restrictions of the share of Preferred Stock. The Certificate of Designation provides that the share of Preferred Stock will have 250,000,000 votes and will vote together with the outstanding shares of the Company’s common stock as a single class exclusively with respect to any proposal to amend the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock. The Preferred Stock will be voted, without action by the holder, on any such proposal in the same proportion as shares of common stock are voted. The Preferred Stock otherwise has no voting rights except as otherwise required by the General Corporation Law of the State of Delaware.

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

The outstanding share of Preferred Stock shall be redeemed in whole, but not in part, at any time (i) if such redemption is ordered by the Board of Directors in its sole discretion or (ii) automatically upon the effectiveness of the amendment to the Certificate of Incorporation implementing a reverse stock split. Upon such redemption, the holder of the Preferred Stock will receive consideration of $1,000 in cash.

On July 11, 2023, the Company entered into a Subscription and Investment Representation Agreement (the “Subscription Agreement”) with Amro Albanna, its Chief Executive Officer, who is an accredited investor (the “Purchaser”), pursuant to which the Company agreed to issue and sell one (1) share of the Company’s Series C Preferred Stock, par value $0.001 per share (the “Preferred Stock”), to the Purchaser for $1,000 in cash. The sale closed on July 11, 2023. The Subscription Agreement contains customary representations and warranties and certain indemnification rights and obligations of the parties.

Departure of Officer

On July 21, 2023, Matthew Shatzkes tendered his resignation as Chief Legal Officer, General Counsel and Corporate Secretary of the Company. In connection with his resignation, the Company entered into a Separation Agreement and General Release (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Shatzkes employment with the Company terminated on August 4, 2023 (the “Termination Date”). In addition, the Company agreed to pay Mr. Shatzkes within seven days after the Termination Date: (i) $122,292, representing all accrued salary and wages (inclusive of Base Compensation and earned Subsequent Quarterly Bonus amounts, as those terms are defined in Mr. Shatzkes employment agreement), and (ii) $32,576, representing Mr. Shatzkes accrued, but unused paid time off (collectively, the “Initial Payment”). The Company also agreed to pay Mr. Shatzkes: (i) $385,000, representing 12 months of Mr. Shatzkes Base Compensation (as that term is defined in Mr. Shatzkes employment agreement), and (ii) $290,000, representing Mr. Shatzkes Subsequent Year Minimum Bonus (as such term is defined in Mr. Shatzkes employment agreement), on the 60th day following the Termination Date. In addition, the Company shall reimburse Mr. Shatzkes COBRA premium for a period of 12 months and shall cause any restricted stock units granted to Mr. Shatzkes to immediately vest as of the Termination Date. On August 11, 2023 the Company paid $50,000 of the Initial Payment and is currently in negotiations with Mr. Shatzkes to determine timing of the payment of the remaining balance of the Initial Payment.

Letter of Intent Termination

On August 1, 2023, the Company and Natural State Genomics and Natural State Laboratories mutually agreed to terminate the Amended and Restated Non-Binding Letter of Intent dated June 12, 2023.

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

Overview and Mission

We believe the world needs—and deserves—a new approach to innovating that harnesses the power of large groups of stakeholders who work together to ensure that the most promising innovations make it into the hands of people who need them most.

We were incorporated in the State of Delaware on September 28, 2017, and our headquarters arein Richmond, Virginia. The company was founded with a mission of bringing stakeholders together, to transform promising innovations into products and services that could address some of the most challenging needs. The socialization of innovation through engaging stakeholders in every aspect of it, is key to transforming more innovations, more rapidly, and more efficiently.

At inception, the first innovation we took on was an immune modulation technology titled ADI/Adimune with a focus on prolonging life and enhancing life quality of patients that have undergone organ transplants. Since then, we expanded our portfolio of innovations, and we continue to evaluate a variety of promising health innovations.

ADIMUNE, INC.

Formed in January 2023, Adimune™, Inc. (“Adimune”) is focused on leading our immune modulation therapeutic programs. Adimune’s proprietary immune modulation product Apoptotic DNA Immunotherapy™, or ADI-100™, utilizes a novel approach that mimics the way our bodies naturally induce tolerance to our own tissues. It includes two DNA molecules designed to deliver signals to induce tolerance. ADI-100 has been successfully tested in several preclinical models (e.g., skin grafting, psoriasis, type 1 diabetes, multiple sclerosis).

In May 2023, Adimune entered into a clinical trial agreement with Mayo Clinic to advance clinical studies targeting autoimmune diseases of the central nervous system (“CNS”) with the initial focus on the rare, but debilitating, autoimmune disease Stiff Person Syndrome (“SPS”). According to the National Organization of Rare Diseases, the exact incidence and prevalence of SPS is unknown; however, one estimate places the incidence at approximately one in one million individuals in the general population.

Pending approval by the International Review Board, a human trial for SPS is expected get underway in the second half of 2023 or the first half of 2024 with enrollment of 10-15 patients, some of whom may also have type 1 diabetes. ADI-100 will initially be tested for safety and efficacy. ADI-100 is designed to tolerize against an antigen known as glutamic acid decarboxylase (“GAD”), which is implicated in type-1 diabetes, psoriasis, and in many autoimmune diseases of the CNS.

Background

The discovery of immunosuppressive (anti-rejection and monoclonal) drugs over 40 years ago has made possible life-saving organ transplantation procedures and blocking of unwanted immune responses in autoimmune diseases. However, immune suppression leads to significant undesirable side effects, such as increased susceptibility to life-threatening infections and cancers, because it indiscriminately and broadly suppresses immune function throughout the body. While the use of these drugs has been justifiable because they prevent or delay organ rejection, their use for treatment of autoimmune diseases and allergies may not be acceptable because of the aforementioned side effects. Furthermore, often transplanted organs ultimately fail despite the use of immune suppression, and about 40% of transplanted organs survive no more than five years.

Through Aditxt, Adimune has the right of use to the exclusive worldwide license for commercializing ADI nucleic acid-based technology (which is currently at the pre-clinical stage) from Loma Linda University. ADI uses a novel approach that mimics the way the body naturally induces tolerance to our own tissues (“therapeutically induced immune tolerance”). While immune suppression requires continuous administration to prevent rejection of a transplanted organ, induction of tolerance has the potential to retrain the immune system to accept the organ for longer periods of time. ADI may allow patients to live with transplanted organs with significantly reduced immune suppression. ADI is a technology platform which we believe can be engineered to address a wide variety of indications.

Advantages

ADI™ is a nucleic acid-based technology (e.g., DNA-based), which we believe selectively suppresses only those immune cells involved in attacking or rejecting self and transplanted tissues and organs. It does so by tapping into the body’s natural process of cell turnover (i.e., apoptosis) to retrain the immune system to stop unwanted attacks on self or transplanted tissues. Apoptosis is a natural process used by the body to clear dying cells and to allow recognition and tolerance to self-tissues. ADI triggers this process by enabling the cells of the immune system to recognize the targeted tissues as “self.” Conceptually, it is designed to retrain the immune system to accept the tissues, similar to how natural apoptosis reminds our immune system to be tolerant to our own “self” tissues.

While various groups have promoted tolerance through cell therapies and ex vivo manipulation of patient cells (i.e., takes place outside the body), to our knowledge, we will be unique in our approach of using in-body induction of apoptosis to promote tolerance to specific tissues. In addition, ADI treatment itself will not require additional hospitalization but only an injection of minute amounts of the therapeutic drug into the skin.

Moreover, preclinical studies have demonstrated that ADI treatment significantly and substantially prolongs graft survival, in addition to successfully “reversing” other established immune-mediated inflammatory processes.

License Agreement with Loma Linda University (“LLU”)

On March 15, 2018, we entered into a License Agreement with LLU, which was subsequently amended on July 1, 2020. Pursuant to the LLU License Agreement, we obtained the exclusive royalty-bearing worldwide license to all intellectual property, including patents, technical information, trade secrets, proprietary rights, technology, know-how, data, formulas, drawings, and specifications, owned or controlled by LLU and/or any of its affiliates (the “LLU Patent and Technology Rights”) and related to therapy for immune-mediated inflammatory diseases (the ADi™ technology). In consideration for the LLU License Agreement, we issued 25,000 shares of common stock to LLU.

PEARSANTA, INC.

Formed in January 2023, our subsidiary Pearsanta™, Inc. (“Pearsanta”) seeks to take personalized medicine to a whole new level by delivering “Health by the Numbers.” Since its founding, Pearsanta has been building the platform for enabling our vision of lab quality testing, anytime, anywhere. Our plan for Pearsanta’s platform is for it to be the transactional backbone for sample collection, sample processing (on- and off-site), and reporting. This will require the development and convergence of multiple components developed by Pearsanta, or through transactions with third parties, including collection devices, “lab-on-a-chip” technologies, Lab Developed Test (LDT) assays, a data-driven analysis engine, and telemedicine. According to a comprehensive research report by Market Research Future, the clinical and consumer diagnostic market is estimated to hit $429.3 billion by 2030.

We believe that timely and personalized testing enables far more informed treatment decisions. Pearsanta’s platform is being developed as a seamless digital healthcare solution. This platform will integrate at-location sample collection, Point-of-Care (“POC”) and LDT assays, and an analytical reporting engine, with telemedicine-enabled visits with licensed physicians to review test results and, if necessary, order a prescription. Pearsanta’s goal of extending its platform to enable consumers to monitor their health more proactively as the goal is to provide a more complete picture about someone’s dynamic health status, factoring in genetic makeup and their response to medication. The POC component of Pearsanta would enable diagnostic testing at-home, at work, in pharmacies, and more to generate results quickly so that an individual can access necessary treatment faster. With certain infections, prescribing the most effective treatment according to one’s numbers can prevent hospital emergency room admissions and potentially life-threatening consequences.

Examples of indication-focused tests for the Test2Treat platform will include the evaluation for advanced urinary tract infections (“UTIs”), COVID-19/flu/respiratory syncytial virus, sexually transmitted infections, gut health, pharmacogenomics (i.e., how your genes affect the way your body responds to certain therapeutics), and sepsis. We believe that these offerings are novel and needed as the current standard of care using broad spectrum antibiotic treatment can be ineffective and potentially life-threatening. For example, improperly prescribed antibiotics may approach 50% of outpatient cases. Further, according to an article published in Physician’s Weekly, only 1% of board-certified critical care medicine physicians are trained in infectious disease.

Licensed Technologies – AditxtScoreTM

We intend to sublicense to Pearsanta an exclusive worldwide sub-license for commercializing the AditxtScore™ technology which provides a personalized comprehensive profile of the immune system. AditxtScore is intended to detect individual immune responses to viruses, bacteria, peptides, drugs, supplements, bone marrow and solid organ transplants, and cancer. It has broad applicability to many other agents of clinical interest impacting the immune system, including those not yet identified such as emerging infectious agents.

AditxtScore is being designed to enable individuals and their healthcare providers to understand, manage and monitor their immune profiles and to stay informed about attacks on or by their immune system. We believe AditxtScore can also assist the medical community and individuals by being able to anticipate the immune system’s potential response to viruses, bacteria, allergens, and foreign tissues such as transplanted organs. This technology may be able to serve as a warning signal, thereby allowing for more time to respond appropriately. Its advantages include the ability to provide simple, rapid, accurate, high throughput assays that can be multiplexed to determine the immune status with respect to several factors simultaneously, in approximately 3-16 hours. In addition, it can determine and differentiate between distinct types of cellular and humoral immune responses (e.g., T and B cells and other cell types). It also provides for simultaneous monitoring of cell activation and levels of cytokine release (i.e., cytokine storms).

We are actively involved in the regulatory approval process for AditxtScore assays for clinical use and securing manufacturing, marketing, and distribution partnerships for application in the various markets. To obtain regulatory approval to use AditxtScore as a clinical assay, we have conducted validation studies to evaluate its performance in detection of antibodies and plan to continue conducting additional validation studies for new applications in autoimmune diseases.

Advantages

The sophistication of the AditxtScore technology includes the following:

●	greater sensitivity/specificity.

●	20-fold higher dynamic range, greatly reducing signal to noise compared to conventional assays.

●	ability to customize assays and multiplex a large number of analytes with speed and efficiency.

●	ability to test for cellular immune responses (i.e., T and B cells and cytokines).

●	proprietary reporting algorithm.

License Agreement with Leland Stanford Junior University (“Stanford”)

On February 3, 2020, we entered into an exclusive license agreement (the “February 2020 License Agreement”) with Stanford with regard to a patent concerning a method for detection and measurement of specific cellular responses. Pursuant to the February 2020 License Agreement, we received an exclusive worldwide license to Stanford’s patent with regard to use, import, offer, and sale of Licensed Products (as defined in the agreement). The license to the patented technology is exclusive, including the right to sublicense, beginning on the effective date of the agreement, and ending when the patent expires. Under the exclusivity agreement, we acknowledged that Stanford had already granted a non-exclusive license in the Nonexclusive Field of Use, under the Licensed Patents in the Licensed Field of Use in the Licensed Territory (as those terms are defined in the “February 2020 License Agreement”). However, Stanford agreed not to grant further licenses under the Licensed Patents in the Licensed Field of Use in the Licensed Territory. On December 29, 2021, we entered into an amendment to the February 2020 License Agreement which extended our exclusive right to license the technology deployed in AditxtScoreTM and securing worldwide exclusivity in all fields of use of the licensed technology.

ADIVIR, INC.

Formed in April of 2023, Adivir™, Inc., is Aditxt’s most recently formed wholly owned subsidiary, dedicated to the clinical and commercial development efforts of innovative antiviral products, starting with Favipiravir-based monotreatment or combination therapies. These products have the potential to address a wide range of infectious diseases, including those that currently lack viable treatment options.

Background

On April 18, 2023, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Cellvera Global Holdings LLC (“Cellvera Global”), Cellvera Holdings Ltd. (“BVI Holdco”), Cellvera, Ltd. (“Cellvera Ltd.”), Cellvera Development LLC (“Cellvera Development” and together with Cellvera Global, BVI Holdco, Cellvera Ltd. and Cellvera Development (the “Sellers”), AiPharma Group Ltd. (“Seller Owner” and collectively with the Sellers, “Cellvera”), and the legal representative of Cellvera, pursuant to which, the Company will purchase Cellvera’s 50% ownership interest in G Response Aid FZE (“GRA”), certain other intellectual property and all goodwill related thereto (the “Acquired Assets”). Unless expressly stated otherwise herein, capitalized terms used but not defined herein have the meanings ascribed to them in the Asset Purchase Agreement. Pursuant to the Asset Purchase Agreement, the consideration for the Acquired Assets consists of (A) $24.5 million, comprised of: (i) the forgiveness of the Company’s $14.5 million loan to Cellvera Global, and (ii) approximately $10 million in cash, and (B) future revenue sharing payments for a term of seven years. GRA holds an exclusive, worldwide license for the antiviral medication, Avigan® 200mg, excluding Japan, China and Russia. The other 50% interest in GRA is held by Agility, Inc. (“Agility”).

Additionally, upon the closing, the Share Exchange Agreement previously entered into as of December 28, 2021, between Cellvera Global Holdings, LLC f/k/a AiPharma Global Holdings, LLC (together with other affiliates and subsidiaries) and the Company, and all other related agreements will be terminated.

The obligations of the Company to consummate the Closing under the Asset Purchase Agreement are subject to the satisfaction or waiver, at or prior to the Closing of certain conditions, including but not limited to, the following:

(i)	Satisfactory completion of due diligence;

(ii)	Completion by the Company of financing sufficient to consummate the transactions contemplated by the Asset Purchase Agreement;

(iii)	Receipt by the Company of all required Consents from Governmental Bodies for the Acquisition, including but not limited to, any consents required to complete the transfer and assignment of Cellvera’s membership interests in GRA;

(iv)	Receipt of executed payoff letters reflecting the amount required to be fully pay all of each of Seller’s and Seller Owner’s Debt to be paid at Closing;

(v)	Receipt by the Company of a release from Agility;

(vi)	Execution of an agreement acceptable to the Company with respect to the acquisition by the Company of certain intellectual property presently held by a third party;

(vii)	Execution of an amendment to an asset purchase agreement previously entered into by Cellvera with a third party that effectively grants the Company the rights to acquire the intellectual property from the third party under such agreement;

(viii)	Receipt of a fairness opinion by the Company with respect to the transactions contemplated by the Asset Purchase Agreement; and

(ix)	Receipt by the Company from the Seller Owner of written consent, whether through its official liquidator or the Board of Directors of Seller Owner, to the sale and purchase of the Acquired Assets and Assumed Liabilities pursuant to the Assert Purchase Agreement.

There can be no assurance that the conditions to closing will be satisfied or that the proposed acquisition will be completed as proposed or at all.

Our commitment to building our antiviral portfolio is strategic and timely. We believe that there has never has there been a more important time to address the growing global need to uncover new treatments or commercialize existing ones that treat life-threatening global viral infections.

Our Team

Aditxt has assembled an entrepreneurial team of experts from a variety of different business, engineering, and scientific fields, and commercial backgrounds, with collective experience that ranges from founding startup innovation companies, to developing and marketing biopharmaceutical and diagnostic products, to designing clinical trials, and management of private and public companies. We have deep experience in identifying and accessing promising health innovations and developing them into products and services with the ability to scale. We understand the capital markets, both public and private, as well as M&A and facilitating complex IPOs.

Going Concern

We were incorporated on September 28, 2017 and have not generated significant revenues to date. During the six months ended June 30, 2023 we had a net loss of $11,666,724 and cash of $95,953 as of June 30, 2023. The Company will require significant additional capital to operate in the normal course of business and fund clinical studies in the long-term. As a result of the September 2022 Offering and the April 2023 Offering, we received net proceeds of approximately $19,000,000 during the last twelve months. We believe that the remaining funds on hand will not be sufficient to fund our operations for the next 12 months and such creates substantial doubt about our ability to continue as a going concern beyond one year.

Financial Results

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Our condensed consolidated financial statements as of June 30, 2023, show a net loss of $11,666,724. We expect to incur additional net expenses over the next several years as we continue to maintain and expand our existing operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

Results of Operations

Results of operations for the three months ended June 30, 2023 and 2022

We generated revenue of $220,978 and $214,715 for the three months ended June 30, 2023 and 2022, respectively. Cost of sales for the three months ended June 30, 2023 and 2022 was $185,738 and $174,858, respectively.

During the three months ended June 30, 2023, we incurred a loss from operations of $4,234,437. This is due to general and administrative expenses of $3,671,083, This includes approximately $1,600,000 in payroll expenses, $800,000 in professional fees, and $107,156 in stock-based compensation. Research and development expenses of $484,835, which includes $53,540 in stock-based compensation, and sales and marketing expenses of $113,759, which includes $2,532 in stock-based compensation. The $484,835 in research and development is mainly comprised of $467,664 in consulting expenses.

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

The decrease in expenses during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was due to decreased research and development spend and the termination of a sales and marketing vendor.

Results of operations for the six months ended June 30, 2023 and 2022

We generated revenue of $439,393 and $424,994 for the six months ended June 30, 2023 and 2022, respectively. Cost of sales for the six months ended June 30, 2023 and 2022 was $364,047 and $362,929, respectively.

During the six months ended June 30, 2023, we incurred a loss from operations of $10,016,332. This is due to general and administrative expenses of $8,039,926. This includes approximately $3,500,000 in payroll expenses, $1,997,000 in professional fees, and $381,471 in stock-based compensation. Research and development expenses of $1,872,376, which includes $116,173 in stock-based compensation, and sales and marketing expenses of $179,376, which includes $5,035 in stock-based compensation. The $1,872,376 in research and development is mainly comprised of $824,303 in consulting expenses.

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

The decrease in expenses during the nine months ended June 30, 2023 compared to the three months ended June 30, 2022 was due to decreased research and development spend and the termination of a sales and marketing vendor.

Liquidity and Capital Resources

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2023, we had an accumulated deficit of $106,707,086. We had working capital of $(7,596,215) as of June 30, 2023. During the six months ended June 30, 2023, we purchased $5,051 in fixed assets, for which we made cash payments of $5,051. Of the $5,051, $3,000 of these purchased fixed assets were lab equipment and $2,051 was for computers.

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

On August 30, 2021, we completed a registered direct offering and raised approximately $10.1 million in net proceeds.

On October 20, 2021, we completed a public offering for net proceeds of $3.8 million. As part of this offering, we issued 56,667 shares of the Company’s common stock

On December 6, 2021, we completed a public offering for net proceeds of $16.0 million. As part of this offering, we issued 164,929 units consisting of shares of the Company’s common stock and warrant to purchase shares of the Company’s common stock and 166,572 prefunded warrants. The warrant issued as part of the units had an exercise price of $57.50 and the prefunded warrants had an exercise price of $0.001.

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

On April 20, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor, pursuant to which the Company agreed to sell to such investor pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,585,350 shares of common stock of the Company (the “Common Stock”) at a purchase price of $1.219 per Pre-Funded Warrant. Concurrently with the sale of the Pre-Funded Warrants, pursuant to the Purchase Agreement in a concurrent private placement, for each Pre-Funded Warrant purchased by the investor, such investor received from the Company an unregistered warrant (the “Warrant”) to purchase two shares of Common Stock. The warrants have an exercise price of $0.86 per share, and are exercisable for a three year period. In addition, the Company issued a warrant to the placement agent to purchase up to 95,121 shares of common stock at an exercise price of $1.525 per share.

We will need to raise significant additional capital to continue to fund our operations and the clinical trials for our product candidates. We may seek to sell common stock, preferred stock or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities, or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

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

Contractual Obligations

The following table shows our contractual obligations as of June 30, 2023:

	Payment Due by Year
	Total	2023	2024	2025	2026
Lease	$2,710,087	$570,629	$1,004,982	$710,546	$423,930

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A. Risk Factors

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth below and in our most recent Annual Report on Form 10-K and in our other filings with the SEC, the occurrence of any one of which could have a material adverse effect on our actual results.

Our financial situation creates doubt whether we will continue as a going concern.

The Company was incorporated on September 28, 2017 and through the date of this report has generated no significant revenues. For the years ended December 31, 2022 and 2021, the Company had a net loss of $27,649,876 and $46,371,364, respectively. Our condensed consolidated financial statements as of June 30, 2023, show a net loss of $11,666,724. Our cash and cash equivalents were approximately $96,000 as of June 30, 2023. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available, we may be forced to discontinue operations, which would cause investors to lose their entire investment.

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

Our business or operations may change in a manner that would consume available funds more rapidly than anticipated and substantial additional funding may be required to maintain operations, fund expansion, develop new or enhance products, acquire complementary products, business or technologies, or otherwise respond to competitive pressures and opportunities, such as a change in the regulatory environment or a change in preferred treatment modalities. In addition, we may need to accelerate the growth of our sales capabilities and distribution beyond what is currently envisioned, and this would require additional capital. However, we may not be able to secure funding when we need it or on favorable terms. We may not be able to raise sufficient funds to commercialize the product candidates we intend to develop.

If we cannot raise adequate funds to satisfy our capital requirements, we will have to delay, scale back or eliminate our research and development activities, clinical studies, or future operations. We may also be required to obtain funds through arrangements with collaborators, which arrangements may require us to relinquish rights to certain technologies or products that we otherwise would not consider relinquishing, including rights to future product candidates or certain major geographic markets. This could result in sharing revenues which we might otherwise retain for ourselves. Any of these actions may harm our business, financial condition, and results of operations.

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

Our obligations to certain of our creditors are secured by security interests in our assets, so if we default on those obligations, our creditors could foreclose on some or all of our assets.

Our obligations to certain of our creditors are secured by security interests in our assets. As of June 30, 2023, approximately $3.6 million was owed to such secured creditors. Under such agreements, we are required to pay $182,357 on a weekly basis to such creditors. If we default on our obligations under these agreements, our secured creditors could foreclose on its security interests and liquidate some or all of these assets, which would harm our financial condition and results of operations and would require us to reduce or cease operations and possibly seek Bankruptcy Protection.

In the event we pursue Bankruptcy Protection, we will be subject to the risks and uncertainties associated with such proceedings.

In the event we file for relief under the United States Bankruptcy Code, our operations, our ability to develop and execute our business plan and our continuation as a going concern will be subject to the risks and uncertainties associated with bankruptcy proceedings, including, among others: our ability to execute, confirm and consummate a plan of reorganization; the additional, significant costs of bankruptcy proceedings and related fees; our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence, and our ability to comply with terms and conditions of that financing; our ability to continue our operations in the ordinary course; our ability to maintain our relationships with our consumers, business partners, counterparties, employees and other third parties; our ability to obtain, maintain or renew contracts that are critical to our operations on reasonably acceptable terms and conditions; our ability to attract, motivate and retain key employees; the ability of third parties to use certain limited safe harbor provisions of the United States Bankruptcy Code to terminate contracts without first seeking Bankruptcy Court approval; the ability of third parties to force us to into Chapter 7 proceedings rather than Chapter 11 proceedings and the actions and decisions of our stakeholders and other third parties who have interests in our bankruptcy proceedings that may be inconsistent with our operational and strategic plans. Any delays in our bankruptcy proceedings would increase the risks of our being unable to reorganize our business and emerge from bankruptcy proceedings and may increase our costs associated with the bankruptcy process or result in prolonged operational disruption for us. Also, we would need the prior approval of the bankruptcy court for transactions outside the ordinary course of business during the course of any bankruptcy proceedings, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with any bankruptcy proceedings, we cannot accurately predict or quantify the ultimate impact of events that could occur during any such proceedings. There can be no guarantees that if we seek Bankruptcy Protection we will emerge from Bankruptcy Protection as a going concern or that holders of our common stock will receive any recovery from any bankruptcy proceedings.

In the event we are unable to pursue Bankruptcy Protection under Chapter 11 of the United States Bankruptcy Code, or, if pursued, successfully emerge from such proceedings, it may be necessary to pursue Bankruptcy Protection under Chapter 7 of the United States Bankruptcy Code for all or a part of our businesses.

In the event we are unable to pursue Bankruptcy Protection under Chapter 11 of the United States Bankruptcy Code, or, if pursued, successfully emerge from such proceedings, it may be necessary for us to pursue Bankruptcy Protection under Chapter 7 of the United States Bankruptcy Code for all or a part of our businesses. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the United States Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our stakeholders than those we might obtain under Chapter 11 primarily because of the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern.

We received a written notice from Nasdaq that we have failed to comply with certain listing requirements of the Nasdaq Stock Market, which could result in our Common Stock being delisted from the Nasdaq Stock Market.

On May 23, 2023, we received written notice from Nasdaq that, based upon the stockholders equity reported by the Company in its Form 10-Q for the period ended March 31, 2023, and as of March 31, 2023, the Company was no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires a company to maintain a minimum of $2,500,000 in stockholders’ equity, a market value of listed securities of at least $35 million, or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years (the “Continued Listing Requirements”). The May notification letter further provided that the Company has 45 calendar days, or until July 7, 2023, to submit a plan to regain compliance and if the plan is accepted by Nasdaq, an extension of up to 180 calendar days, or until November 19, 2023 to evidence compliance. On June 22, 2023, we received a letter from Nasdaq notifying the Company that it has failed to maintain compliance with the minimum bid price rule in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) as the closing price of Company’s common stock has remained below $1.00 for over 30 consecutive trading days. On June 29, 2023, we submitted an appeal to Nasdaq, which stays the delisting and suspension of our securities pending the decision of the Nasdaq Hearings Panel (the “Panel”). At the hearing, which will be held on August 31, 2023, we intend to present its views and its plans to regain compliance with the Equity and Minimum Bid Price Rules to the Panel. There can be no assurance that we will be able to evidence compliance with the Minimum Bid Price Rule prior to the hearing. It is our understanding that the Panel typically issues its decision within 30 days after the hearing.

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

The issuances above were made pursuant to an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

(b)	Use of Proceeds from Initial Public Offering

On July 2, 2020, the Company completed its initial public offering (“IPO”). In connection therewith, the Company issued 24,534 Units (the “Units”), excluding the underwriters’ option to cover overallotments (the underwriter did not exercise their overallotment), at an offering price of $450.00 per Unit, resulting in gross proceeds of approximately $11.0 million. The Units issued in the IPO consisted of one share of common stock, one Series A warrant, and one Series B warrant. The Series A warrants originally had an exercise price of $450.00 and a term of 5 years. In addition, the Company issued a Unit Purchase Option at an exercise price of $562.50 per unit to the underwriters to purchase up to 1,350 units, with each unit consisting of (i) one share of common stock and (ii) one Series A Warrant. On August 19, 2020, the Company modified the exercise price of the Series A Warrants from $450.00 per share to $225.00 per share. The term of the Series A Warrants was not modified. The Series B warrants have an exercise price of $562.50 per share, a term of 5 years and contain a cashless exercise option upon certain criteria being met. As of June 30, 2023, substantially all of the Series B warrants issued in the IPO have been exercised pursuant to a cashless provision therein.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As previously reported, on July 27, 2023, the Company entered into a Separation Agreement and General Release (the “Separation Agreement”) with its former Chief Legal Officer, General Counsel and Secretary, Matthew Shatzkes. Pursuant to the Separation Agreement, the Company agreed to pay Mr. Shatzkes within seven days after the Termination Date: (i) $122,292, representing all accrued salary and wages (inclusive of Base Compensation and earned Subsequent Quarterly Bonus amounts, as those terms are defined in Mr. Shatzkes employment agreement), and (ii) $32,576, representing Mr. Shatzkes accrued, but unused paid time off (collectively, the “Initial Payment”). On August 11, 2023 the Company paid $50,000 of the Initial Payment and is currently in negotiations with Mr. Shatzkes to determine timing of the payment of the remaining balance of the Initial Payment.

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

Aditxt, Inc.

Date: August 14, 2023	By:	/s/ Amro Albanna
Amro Albanna
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Thomas J. Farley
Thomas J. Farley
Chief Financial Officer (Principal Financial and Accounting Officer)