Form 10-Q
period 2023-09-30
Aditxt, Inc.
filed 2023-11-14
CIK 1726711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Not applicable

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

As of November 13, 2023, the registrant had 441,902 and 441,851 shares of common stock, $0.001 par value per share, issued and outstanding, respectively.

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

ii

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ADITXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash	$1,651,354	$2,768,640
Accounts receivable, net	362,708	527,961
Inventory	858,106	950,093
Prepaid expenses	555,631	496,869
TOTAL CURRENT ASSETS	3,427,799	4,743,563

Fixed assets, net	2,003,859	2,318,863
Intangible assets, net	26,750	107,000
Deposits	312,265	355,366
Right of use asset - long term	2,454,886	3,160,457
Deferred issuance costs	-	50,000
TOTAL ASSETS	$8,225,559	$10,735,249

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,224,425	$1,958,502
Notes payable, net of discount	4,020,055	-
Financing on fixed assets	147,823	409,983
Deferred rent	169,633	188,581
Lease liability - current	1,081,377	1,086,658
Settlement liability	1,600,000	-
TOTAL CURRENT LIABILITIES	11,243,313	3,643,724

Lease liability - long term	1,203,876	1,885,218

TOTAL LIABILITIES	12,447,189	5,528,942

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 3,000,000 shares authorized, zero shares issued and outstanding, respectively	-	-
Series B Preferred stock, $0.001 par value, 1 share authorized, zero and zero shares issued and outstanding, respectively	-	-
Series C Preferred stock, $0.001 par value, 1 share authorized, zero and zero shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 367,902 and 107,698 shares issued and 367,851 and 107,647 shares outstanding, respectively	368	108
Treasury stock, 51 and 51 shares, respectively	(201,605)	(201,605)
Additional paid-in capital	112,599,764	100,448,166
Accumulated deficit	(116,620,157)	(95,040,362)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(4,221,630)	5,206,307

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,225,559	$10,735,249

See accompanying notes to the condensed consolidated financial statements.

ADITXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
REVENUE
Sales	$124,486	$323,125	$563,879	$748,119
Cost of goods sold	106,922	233,684	470,969	596,613
Gross Profit	17,564	89,441	92,910	151,506

OPERATING EXPENSES
General and administrative expenses $103,031, $461,492, $484,502, and $1,288,829 in stock-based compensation, respectively	7,169,863	3,919,618	15,209,789	12,332,728
Research and development, includes $49,209, $170,066, $165,382, and $473,593 in stock-based compensation, respectively	898,724	1,570,540	2,771,100	4,186,842
Sales and marketing $1,752, $0, $6,787, and $754,699 in stock-based compensation, respectively	44,186	(8,553)	223,562	911,988
Total operating expenses	8,112,773	5,481,605	18,204,451	17,431,558

NET LOSS FROM OPERATIONS	(8,095,209)	(5,392,164)	(18,111,541)	(17,280,052)

OTHER EXPENSE
Interest expense	(906,104)	(645,381)	(2,389,627)	(742,701)
Interest income	367	10,084	9,784	30,131
Other income	-	-	-	58,960
Amortization of debt discount	(744,956)	(1,530,102)	(921,242)	(1,533,048)
Total other expense	(1,650,693)	(2,165,399)	(3,301,085)	(2,186,658)

Net loss before income taxes	(9,745,902)	(7,557,563)	(21,412,626)	(19,466,710)
Income tax provision	-	-	-	-

NET LOSS	$(9,745,902)	$(7,557,563)	$(21,412,626)	$(19,466,710)

Implied Dividends	(167,169)	-	(167,169)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(9,913,071)	$(7,557,563)	$(21,579,795)	$(19,466,710)

Net loss per share - basic and diluted	$(48.77)	$(210.93)	$(136.94)	$(720.54)

Weighted average number of shares outstanding during the period - basic and diluted	203,247	35,829	157,584	27,017

See accompanying notes to the condensed consolidated financial statements.

ADITXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Preferred Shares Outstanding	Preferred Shares Par	Preferred B Shares Outstanding	Preferred B Shares Par	Preferred C Shares Outstanding	Preferred C Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance December 31, 2022	-	$-	-	$-	-	$-	107,647	$108	$(201,605)	$100,448,166	$(95,040,362)	$5,206,307

Stock option and warrant compensation	-	-	-	-	-	-	-	-	-	59,964	-	59,964

Restricted stock unit compensation	-	-	-	-	-	-	-	-	-	111,187	-	111,187

Issuance of shares for vested restricted stock units	-	-	-	-	-	-	44	1	-	(1)	-	-

Sale of common stock							8,463	9	-	507,007	-	507,016

Issuance of shares for services	-	-	-	-	-	-	4,675	5	-	168,295	-	168,300

Net loss	-	-	-	-	-	-	-	-	-	-	(5,984,706)	(5,984,706)

Balance March 31, 2023	-	$-	-	$-	-	$-	120,829	$123	$(201,605)	$101,294,618	$(101,025,068)	$68,068

Stock option and warrant compensation	-	-	-	-	-	-	-	-	-	59,964	-	59,964

Restricted stock unit compensation	-	-	-	-	-	-	-	-	-	103,264	-	103,264

Issuance of shares for vested restricted stock units	-	-	-	-	-	-	42	1	-	(1)	-	-

Warrants issued for cash, net of issuance costs	-	-	-	-	-	-	-	-	-	1,581,467	-	1,581,467

Exercise of warrants	-	-	-	-	-	-	48,184	49	-	(49)	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	(5,682,018)	(5,682,018)

Balance June 30, 2023	-	$-	-	$-	-	$-	169,055	$173	$(201,605)	$103,039,263	$(106,707,086)	$(3,869,255)

Stock option compensation	-	-	-	-	-	-	-	-	-	59,964	-	59,964

Restricted stock unit compensation	-	-	-	-	-	-	-	-	-	94,028	-	94,028

Issuance of restricted stock units for compensation	-	-	-	-	-	-	71	-	-	-	-	-

Sale of Series C Preferred shares to related party	-	-	-	-	1	-	-	-	-	1,000	-	1,000

Issuance of shares for debt issuance costs	-	-	-	-	-	-	21,184	22	-	271,984	-	272,006

Issuance of warrants for offering, net of issuance costs	-	-	-	-	-	-	-	-	-	8,966,400	-	8,966,400

Exercise of warrants	-	-	-	-	-	-	136,190	137	-	(8)	-	129

Rounding from reverse stock split	-	-	-	-	-	-	41,351	36	-	(36)	-	-

Modification of warrants	-	-	-	-	-	-	-	-	-	167,169	(167,169)	-

Redemption of Series C Preferred shares to related party	-	-	-	-	(1)	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(9,745,902)	(9,745,902)

Balance September 30, 2023	-	$-	-	$-	-	$-	367,851	$368	$(201,605)	$112,599,764	$(116,620,157)	$(4,221,630)

See accompanying notes to the condensed        consolidated financial statements.

ADITXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Preferred Shares Outstanding	Preferred Shares Par	Preferred B Shares Outstanding	Preferred B Shares Par	Preferred C Shares Outstanding	Preferred C Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance December 31, 2021	-	$-	-	$-	-	$-	22,220	$22	$(201,605)	$77,735,165	$(67,352,809)	$10,180,773

Stock option and warrant compensation	-	-	-	-	-	-	-	-	-	219,885	-	219,885

Issuance of shares for vested restricted stock units	-	-	-	-	-	-	144	1	-	(1)	-	-

Restricted stock unit compensation	-	-	-	-	-	-	-	-	-	377,671	-	377,671

Issuance of shares for services	-	-	-	-	-	-	5	1	-	3,718	-	3,719

Net loss	-	-	-	-	-	-	-	-	-	-	(6,059,141)	(6,059,141)

Balance March 31, 2022	-	$-	-	$-	-	$-	22,369	$24	$(201,605)	$78,336,438	$(73,411,950)	$4,722,907

Stock option and warrant compensation	-	-	-	-	-	-	-	-	-	724,584	-	724,584

Issuance of restricted stock units for compensation	-	-	-	-	-	-	69	1	-	(1)	-	-

Restricted stock unit compensation	-	-	-	-	-	-	-	-	-	309,704	-	309,704

Exercise of warrants, modification of warrants, and issuance of warrants	-	-	-	-	-	-	4,486	5	-	1,203,764	-	1,203,769

Issuance of shares for services	-	-	-	-	-	-	768	1	-	249,999	-	250,000

Net loss	-	-	-	-	-	-	-	-	-	-	(5,850,006)	(5,850,006)

Balance June 30, 2022	-	$-	-	$-	-	$-	27,692	$31	$(201,605)	$80,824,488	$(79,261,956)	$1,360,958

Stock option and warrant compensation	-	-	-	-	-	-	-	-	-	338,439	-	338,439

Restricted stock unit compensation	-	-	-	-	-	-	166	1	-	293,118	-	293,119

Sale of Series B Preferred shares to related party	-	-	1	-	-	-	-	-	-	20,000	-	20,000

Redemption of Series B Preferred shares to related party	-	-	(1)	-	-	-	-	-	-	(20,000)	-	(20,000)

Shares issued as inducement on loans, net of issuance costs	-	-	-	-	-	-	1,195	2	-	146,520	-	146,522

Warrants issued with loans	-	-	-	-	-	-	-	-	-	878,622	-	878,622

Modification of warrants	-	-	-	-	-	-	-	-	-	8,619	(8,619)	-

Issuance of shares for debt issuance costs	-	-	-	-	-	-	262	1	-	96,029	-	96,030

Exercise of warrants	-	-	-	-	-	-	33,423	34	-	(34)	-	-

Issuance of shares and warrants for offering, net of issuance costs	-	-	-	-	-	-	30,609	31	-	17,232,524	-	17,232,555

Issuance of shares for services	-	-	-	-	-	-	(360)	(1)	-	1	-	-

Issuance costs related to exercise of warrants, modification of warrants, and issuance of warrants	-	-	-	-	-	-	-	-	-	(94,195)	-	(94,195)

Rounding from reverse stock split	-	-	-	-	-	-	301	(6)	-	(7)	-	(13)

Net loss	-	-	-	-	-	-	-	-	-	-	(7,557,563)	(7,557,563)

Balance September 30, 2022	-	$-	-	$-	-	$-	93,288	$93	$(201,605)	$99,724,124	$(86,828,138)	$12,694,474

See accompanying notes to the condensed consolidated financial statements.

ADITXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,412,626)	$(19,466,710)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	656,671	2,517,121
Depreciation expense	329,411	296,685
Amortization of intangible assets	80,250	80,250
Amortization of debt discount	921,242	1,533,048
Changes in operating assets and liabilities:
Accounts receivable	165,253	(229,315)
Prepaid expenses	(58,762)	(18,864)
Deposits	43,101	(572,966)
Inventory	91,987	(947,729)
Accounts payable and accrued expenses	2,315,923	1,136,448
Settlement liability	1,600,000	-
Net cash used in operating activities	(15,267,550)	(15,672,032)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(14,407)	(278,256)
Tenant improvement allowance receivable	-	(87,934)
Notes receivable and accrued interest	-	(55,454)
Net cash used in investing activities	(14,407)	(421,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes - related party	687,523	80,000
Proceeds from note payable	5,962,865	3,138,888
Discount on note payable from offering costs	-	(411,887)
Repayments of note payable - related party	(687,523)	-
Repayment of note payable	(2,592,046)	(3,138,888)
Sale of Series B Preferred shares to related party	-	20,000
Common stock issued for cash, net of issuance costs	10,547,867	-
Warrants issued for cash, net of issuance costs	507,016	-
Common stock and warrants issued for cash, net of issuance costs	-	17,232,555
Sale of Series C Preferred shares to related party	1,000	-
Exercise of warrants, modification of warrants, and issuance of warrants	129	1,109,574
Payments on financing on fixed asset	(262,160)	(563,751)
Net cash provided by financing activities	14,164,671	17,466,491

NET INCREASE (DECREASE) IN CASH	(1,117,286)	1,372,815

CASH AT BEGINNING OF YEAR	2,768,640	7,872,061

CASH AT END OF PERIOD	$1,651,354	$9,244,876

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$1,190,332	$740,301

Debt Discount from warrants issued with convertible note payable	$-	$878,622
Debt Discount from shares issued as inducement for note payable	$272,006	$174,522
Shares issued for debt offering costs	$-	$96,030
Redemption of Series B Preferred shares to related party	$-	$20,000
Warrant modification	$167,169	$8,619

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

On January 1, 2023, the Company formed Adimune, Inc., a Delaware wholly owned subsidiary.

On January 1, 2023, the Company formed Pearsanta, Inc., a Delaware wholly owned subsidiary.

On April 13, 2023, the Company formed Adivir, Inc., a Delaware wholly owned subsidiary.

Reverse Stock Split

On September 13, 2022, the Company effectuated a 1 for 50 reverse stock split (the “2022 Reverse Split”). The Company’s stock began trading on a split-adjusted basis effective on the Nasdaq Stock Market on September 14, 2022. There was no change to the number of authorized shares of the Company’s common stock.

On August 17, 2023, the Company effectuated a 1 for 40 reverse stock split (the “2023 Reverse Split”). The Company’s stock began trading on a split-adjusted basis effective on the Nasdaq Stock Market on August 18, 2023. There was no change to the number of authorized shares of the Company’s common stock. All share amounts referenced in this report are adjusted to reflect the 2023 Reverse Split.

Offerings

On August 31, 2021, the Company completed a registered direct offering (“August 2021 Offering”). In connection therewith, the Company issued 2,292 shares of common stock, at a purchase price of $4,800.00 per share, resulting in gross proceeds of approximately $11.0 million. In a concurrent private placement, the Company issued warrants to purchase up to 2,292 shares. The warrants have an exercise price of $5,060.00 per share and are exercisable for a five-year period commencing months from the date of issuance. The warrants exercise price was subsequently repriced to $3,000.00. In addition, the Company issued a warrant to the placement agent to purchase up to 115 shares of common stock at an exercise price of $6,000.00 per share.

On October 18, 2021, the Company entered into an underwriting agreement with Revere Securities LLC, relating to the public offering (the “October 2021 Offering”) of 1,417 shares of the Company’s common stock (the “Shares”) by the Company. The Shares were offered, issued, and sold at a price to the public of $3,000.00 per share under a prospectus supplement and accompanying prospectus filed with the SEC pursuant to an effective shelf registration statement filed with the SEC on Form S-3 (File No. 333-257645), which was declared effective by the SEC on July 13, 2021. The October 2021 Offering closed on October 20, 2021 for gross proceeds of $4.25 million. The Company utilized a portion of the proceeds, net of underwriting discounts of approximately $3.91 million from the October 2021 Offering to fund certain obligations of the Company.

On December 6, 2021, the Company completed a public offering for net proceeds of $16.0 million (the “December 2021 Offering”). As part of the December 2021 Offering, we issued 4,123 units consisting of shares of the Company’s common stock and warrant to purchase shares of the Company’s common stock and 4,164 prefunded warrants. The warrant issued as part of the units had an exercise price of $2,300.00 and the prefunded warrants had an exercise price of $0.04. On June 15, 2022, the Company entered an agreement with a holder of certain warrants in the December 2021 Offering. (See Note 10)

On September 20, 2022, the Company completed a public offering for net proceeds of $17.2 million (the “September 2022 Offering”). As part of the September 2022 Offering, we issued 30,608 of shares of the Company’s common stock, pre-funded warrants to purchase 52,725 shares of common stock, and warrants to purchase 83,333 shares of the Company’s common stock. The warrants had an exercise price of $240.00 and the pre-funded warrants had an exercise price of $0.04.

On April 20, 2023, the Company entered into a securities purchase agreement (the “April Purchase Agreement”) with an institutional investor, pursuant to which the Company agreed to sell to such investor pre-funded warrants (the “April Pre-Funded Warrants”) to purchase up to 39,634 shares of common stock of the Company (the “Common Stock”) at a purchase price of $48.76 per April Pre-Funded Warrant. The April Pre-Funded Warrants (and shares of common stock underlying the April Pre-Funded Warrants) were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-257645), which was declared effective by the Securities and Exchange Commission on July 13, 2021. Concurrently with the sale of the April Pre-Funded Warrants, pursuant to the Purchase Agreement in a concurrent private placement, for each April Pre-Funded Warrant purchased by the investor, such investor received from the Company an unregistered warrant (the “Warrant”) to purchase two shares of Common Stock. The warrants have an exercise price of $34.40 per share, and are exercisable for a three year period. In addition, the Company issued a warrant to the placement agent to purchase up to 2,378 shares of common stock at an exercise price of $61.00 per share. The closing of the sales of these securities under the April Purchase Agreement took place on April 24, 2023. The gross proceeds from the offering were approximately $1.9 million, prior to deducting placement agent’s fees and other offering expenses payable by the Company.

On August 31, 2023, the “Company entered into a securities purchase agreement (the “August Purchase Agreement”) with an institutional investor for the issuance and sale in a private placement (the “Private Placement”) of (i) pre-funded warrants (the “August Pre-Funded Warrants”) to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.001 per share, and (ii) warrants (the “Common Warrants”) to purchase up to 1,000,000 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The Private Placement closed on September 6, 2023. The net proceeds to the Company from the Private Placement were approximately $9 million, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company intends to use the net proceeds received from the Private Placement for (i) the payment of approximately $3.1 million in outstanding obligations, (ii) the repayment of approximately $0.4 million of outstanding debt, and (iii) the balance for continuing operating expenses and working capital.

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

NOTE 2 – GOING CONCERN ANALYSIS

Management Plans

The Company was incorporated on September 28, 2017 and has not generated significant revenues to date. During the nine months ended September 30, 2023, the Company had a net loss of $21,412,626 and negative cash flow from operating activities of $15,267,550. As of September 30, 2023, the Company’s cash balance was $1,651,354.

As of September 30, 2023, the Company had approximately $4.8 million of availability to sell under its shelf registration statement on Form S-3. Upon the filing of the Company’s annual report on Form 10-K on April 17, 2023, the Company’s aggregate market value of the voting and non-voting equity held by non-affiliates was below $75.0 million. As a result, the maximum amount that the Company can sell under its shelf registration statement on Form S-3 during any 12 month period is equal to one-third of the aggregate market value of the voting and non-voting equity held by non-affiliates of the Company.

On May 23, 2023, we received written notice from Nasdaq that, based upon the stockholders equity reported by the Company in its Form 10-Q for the period ended March 31, 2023, and as of March 31, 2023, the Company was no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires a company to maintain a minimum of $2,500,000 in stockholders’ equity, a market value of listed securities of at least $35 million, or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years (the “Continued Listing Requirements”). The May notification letter further provided that the Company had 45 calendar days, or until July 7, 2023, to submit a plan to regain compliance and if the plan is accepted by Nasdaq, an extension of up to 180 calendar days, or until November 19, 2023 to evidence compliance.

On June 22, 2023, we received a letter from Nasdaq notifying the Company that it has failed to maintain compliance with the minimum bid price rule in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) as the closing price of Company’s common stock had remained below $1.00 for over 30 consecutive trading days. On June 29, 2023, we submitted an appeal to Nasdaq, which stayed the delisting and suspension of our securities pending the decision of the Nasdaq Hearings Panel (the “Panel”). The hearing was held on August 31, 2023, which represented the tenth trading day that the closing of the Company’s common stock was above $1.00 per share. At the hearing, the Company also presented its plans to regain compliance with the Equity Rule to the Panel.

In addition, on September 15, 2023, the Company received a written notice from Nasdaq that it no longer met the minimum 500,000 publicly-held shares requirement for The Nasdaq Capital Market and it no longer complies with Nasdaq Listing Rule 5550(a)(4) (the “Public Float Rule”). The September notification letter stated that the Panel will consider this matter in their decision regarding the Company’s continued listing on The Nasdaq Capital Market.

On September 29, 2023, the Company received a written notice from Nasdaq that the Panel had granted the Company an exception through December 26, 2023, to allow the Company to complete its compliance with the Equity Rule. The October notification letter also confirmed that the Company had demonstrated compliance with the Minimum Bid Price Rule and granted the Company an exception through December 26, 2023 to allow the Company to demonstrate compliance with the Public Float Rule.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended September 30, 2023 and September 30, 2022. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in condensed consolidated financial statements that have been prepared in accordance U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 17, 2023. The interim results for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or for any future interim periods.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of September 30, 2023 and December 31, 2022, there was an allowance for doubtful accounts of zero and $18,634, respectively.

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

Patents

The Company incurs fees from patent licenses, which are reflected in research and development expenses, and are expensed as incurred. During the nine months ended September 30, 2023 and 2022, the Company incurred patent licensing fees of $117,291 and $256,589, respectively.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance. During the nine months ended September 30, 2023 and 2022, the Company incurred research and development costs of $2,771,100 and $4,186,842, respectively.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss attributable of common stockholders by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of September 30, 2023, 1,127 stock options, 0 unvested restricted stock units, and 2,132,882 warrants were excluded from dilutive earnings per share as their effects were anti-dilutive. As of September 30, 2022, 1,127 stock options, 264 unvested restricted stock units, and 127,281 warrants were excluded from dilutive earnings per share as their effects were anti-dilutive.

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

NOTE 4 – FIXED ASSETS

The Company’s fixed assets include the following on September 30, 2023:

	Cost Basis	Accumulated Depreciation	Net
Computers	$378,480	$(292,655)	$85,825
Lab Equipment	2,585,077	(789,781)	1,795,296
Office Furniture	56,656	(12,449)	44,207
Other Fixed Assets	8,605	(1,869)	6,736
Leasehold Improvements	120,440	(48,645)	71,795
Total Fixed Assets	$3,149,258	$(1,145,399)	$2,003,859

The Company’s fixed assets include the following on December 31, 2022:

	Cost Basis	Accumulated Depreciation	Net
Computers	$376,429	$(197,907)	$178,522
Lab Equipment	2,572,720	(579,015)	1,993,705
Office Furniture	56,656	(8,200)	48,456
Other Fixed Assets	8,605	(1,224)	7,381
Leasehold Improvements	120,440	(29,641)	90,799
Total Fixed Assets	$3,134,850	$(815,987)	$2,318,863

Depreciation expense was $109,611 and $99,980 for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense was $329,411 and $296,685 for the nine months ended September 30, 2023 and 2022, respectively. None of the Company’s fixed assets serve as collateral against any loans as of September 30, 2023 and December 31, 2022, other than those subject to the financed asset liability. As of September 30, 2023 and December 31, 2022, the fixed assets that serve as collateral subject to the financed asset liability have a carrying value of $1,316,830 and $1,359,091, respectively.

Financed Assets:

In October 2020, the Company purchased two pieces of lab equipment and financed them for a period of twenty-four months with a monthly payment of $19,487, with an interest rate of 8%. As of September 30, 2023, the Company has one payment in arrears.

In January of 2021, the Company purchased one piece of lab equipment and financed it for a period of twenty-four months with a monthly payment of $9,733, with an interest rate of 8%. As of September 30, 2023, the Company has one payment in arrears.

In March of 2021, the Company purchased five pieces of lab equipment and financed them for a period of twenty-four months with a monthly payment of $37,171, with an interest rate of 8%. As of September 30, 2023, the Company has four payments in arrears.

As of September 30, 2023, all lab equipment financing agreements have matured.

NOTE 5 – INTANGIBLE ASSETS

The Company’s intangible assets include the following on September 30, 2023:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(294,250)	$26,750
Total Intangible Assets	$321,000	$(294,250)	$26,750

The Company’s intangible assets include the following on December 31, 2022:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(214,000)	$107,000
Total Intangible Assets	$321,000	$(214,000)	$107,000

Amortization expense was $26,750 and $26,750 for the three months ended September 30, 2023 and 2022, respectively. Amortization expense was $80,250 and $80,250 for the nine months ended September 30, 2023 and 2022, respectively. None of the Company’s intangible assets serve as collateral against any loans as of September 30, 2023 and December 31, 2022. The Company’s proprietary technology is being amortized over its estimated useful life of three years.

NOTE 6 – RELATED PARTY TRANSACTIONS

On April 21, 2023, Amro Albanna, the Chief Executive Officer of the Company, and Shahrokh Shabahang, the Chief Innovation Officer of the Company, loaned $87,523 and $100,000, respectively, to the Company. The loans were each evidenced by an unsecured promissory note (the “April Note”). Pursuant to the terms each April Note, it will accrue interest at the Prime rate of eight percent (8.00%) per annum and is due on the earlier of October 21, 2023, or an event of default, as defined therein. As of September 30, 2023, the note was fully paid off.

On May 25, 2023, Amro Albanna, the Chief Executive Officer of the Company, loaned $200,000 to the Company. The loan was evidenced by an unsecured promissory note (the “May Note”). Pursuant to the terms of the May Note, it will accrue interest at a rate of eight and one-quarter percent (8.25%) per annum, the Prime rate on the date of signing, and is due on the earlier of November 25, 2023 or an event of default, as defined therein. As of September 30, 2023, the note was fully paid off.

On June 12, 2023, Amro Albanna, the Chief Executive Officer of the Company, and Shahrokh Shabahang, the Chief Innovation Officer of the Company, loaned $200,000 and $100,000, respectively, to the Company. The loans were evidenced by an unsecured promissory note (the “June Note”). Pursuant to the terms of the June Note, it will accrue interest at the Prime rate of eight and one-quarter percent (8.25%) per annum and is due on the earlier of December 12, 2023, or an event of default, as defined therein. As of September 30, 2023, the June Note was fully paid off.

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

On April 4, 2023, the Company entered into a Business Loan and Security Agreement (the “April Loan Agreement”) with a commercial funding source (the “April Lender”), pursuant to which the Company obtained a loan from the April Lender in the principal amount of $1,060,000, which includes origination fees of $60,000 (the “April Loan”). Pursuant to the April Loan Agreement, the Company granted the April Lender a continuing secondary security interest in; (i) any and all amounts owed to the Company now or in the future from any merchant processor processing charges made by customers of the Company via credit card or debit card transactions, and (ii) all other tangible and intangible property. The total amount of interest and fees payable by the Company to the April Lender under the April Loan (the “April Repayment Amount”) will be (i) $1,000,000 if paid prior to April 6, 2023, (ii) $1,219,000 if paid prior to April 10, 2023, or (iii) $1,590,000 if paid after April 10, 2023, and will be repaid in 20 weekly installments of $79,500 commencing on April 10, 2023 and ending on August 21, 2023. On April 24, 2023, the Company entered into the Loan Agreement (as defined below) for gross proceeds of $1,000,000, less the full outstanding balance under the April Loan Agreement of $139,500, resulting net proceeds to the Company of $860,500.

On April 24, 2023, the Company entered into a Business Loan and Security Agreement (the “Loan Agreement”) with a commercial funding source (the “Lender”), pursuant to which the Company obtained a loan from the Lender in the principal amount of $1,060,000, which includes origination fees of $60,000 (the “Loan”). Pursuant to the Loan Agreement, the Company granted the Lender a continuing secondary security interest in; (i) any and all amounts owed to the Company now or in the future from any merchant processor processing charges made by customers of the Company via credit card or debit card transactions, and (ii) all other tangible and intangible property. The total amount of interest and fees payable by the Company to the Lender under the Loan (the “April Repayment Amount”) will be $1,590,000 and will be repaid in 20 weekly installments of $79,500. On August 23, 2023, the April Repayment Amount was restructured in connection with the August Loan Agreement, as defined below.

On May 30, 2023, the Company entered into a Business Loan and Security Agreement (the “May Loan Agreement”) with a commercial funding source (the “May Lender”), pursuant to which the Company obtained a loan from the Lender in the principal amount of $2,000,000, which includes origination fees of $100,000 (the “May Loan”). Pursuant to the May Loan Agreement, the Company granted the May Lender a continuing secondary security interest in; (i) any and all amounts owed to the Company now or in the future from any merchant processor processing charges made by customers of the Company via credit card or debit card transactions, and (ii) all other tangible and intangible property. The total amount of interest and fees payable by the Company to the Lender under the Loan will be $2,880,000 and will be repaid in 28 weekly installments of $102,857. As of September 30, 2023, there was a remaining principal balance of $1,041,722 on the May Loan and an unamortized debt discount of $39,286. Subsequent to the quarter, the May Loan was paid off using the proceeds from another loan. (See Note 12)

On July 3, 2023, the Company entered into a Business Loan and Security Agreement (the “July Loan Agreement”) with a commercial funding source (the “July Lender’’), pursuant to which the Company obtained a loan from the Lender in the principal amount of $215,000, which includes origination fees of $10,750 (the “July Loan”). Pursuant to the July Loan Agreement, the Company granted the July Lender a continuing secondary security interest in certain collateral (as defined in the July Loan Agreement). The total amount of interest and fees payable by the Company to the Lender under the Loan (the “July Repayment Amount”) will be (i) $322,285 and will be repaid in 13 weekly installments of $24,500 with a final payment of $3,785 in the fourteenth week. As of September 30, 2023, the note was fully paid off. On August 23, 2023, the July Repayment Amount was restructured in connection with the August Loan Agreement, as defined below.

On August 23, 2023, the Company entered into a Business Loan and Security Agreement (the “August Loan Agreement”) with a commercial funding source (the “August Lender’’), pursuant to which the Company obtained a loan from the Lender in the principal amount of $1,400,000, which includes origination fees of $70,000 (the “August Loan”). Pursuant to the August Loan Agreement, the Company granted the August Lender a continuing secondary security interest in certain collateral (as defined in the August Loan Agreement). The total amount of interest and fees payable by the Company to the Lender under the Loan (the “Repayment Amount”) will be (i) $2,079,000 and will be repaid in 21 weekly installments of $99,000. As of September 30, 2023, there was a remaining principal balance of $1,160,962 on the August Loan and an unamortized debt discount of $53,333. Subsequent to the quarter, the August Loan was paid off using the proceeds from another loan. (See Note 12)

Securities Purchase Agreement

On July 3, 2023, the Company entered into a Securities Purchase Agreement (the “First Tranche Securities Purchase Agreement”) with an accredited investor pursuant to which the Company issued and sold a secured promissory note in the principal amount of $375,000 (the “First Tranche Note”) resulting in gross proceeds to the Company of $250,000. In connection with the issuance of the First Tranche Note, the Company issued 3,907 shares of its common stock (the “First Tranche Commitment Shares”) as a commitment fee to the investor. Pursuant to the First Tranche Securities Purchase Agreement, the Company was obligated to and obtained approval of its shareholders (“First Tranche Shareholder Approval”) with respect to the issuance of any securities in connection with the First Tranche Securities Purchase Agreement and the First Tranche Note in excess of 19.99% of the Company’s issued and outstanding shares on the closing date, which was equal to 33,792 shares of the Company’s common stock. The company recognized a total debt discount of $164,775 on the Note from the issuance of stock and original issuance discount. The First Tranche Note has a maturity date of December 31, 2023, and is convertible following First Tranche Shareholder Approval and the occurrence of an Event of Default (as defined in the July Note) at a conversion price of $18.00 per share.

In connection with the First Tranche Securities Purchase Agreement and the issuance of the First Tranche Note, the Company and certain of its subsidiaries also entered into a Security Agreement with the investor (the “First Tranche Security Agreement”) pursuant to which it granted the investor a security interest in certain Collateral (as defined in the First Tranche Security Agreement) to secure its obligations under the First Tranche Note. In addition, the Company entered into a registration rights agreement with the investor pursuant to which the Company agreed to prepare and file with the U.S. Securities and Exchange Commission a registration statement covering the resale of the First Tranche Commitment Shares and any shares of the Company’s common stock issuable upon conversion of the First Tranche Note within 120 days of the closing date and to have such registration statement declared effective within 150 days of the closing date. As of September 30, 2023, the First Tranche Note was fully paid off.

On July 24, 2023, the Company entered into a Securities Purchase Agreement (the “Second Tranche Securities Purchase Agreement”) with an accredited investor pursuant to which the Company issued and sold a secured promissory note in the principal amount of $2,625,000 (the “Second Tranche Note”) resulting in gross proceeds to the Company of $1,750,000. In connection with the issuance of the Second Tranche Note, the Company agreed to issue a total of 27,344 shares of its common stock (the “Second Tranche Commitment Shares”) as a commitment fee to the investor. At the request of the investor, the Company issued 17,278 Second Tranche Commitment Shares and will issue the remaining 10,066 Second Tranche Commitment Shares within 120 days, subject to the investor’s discretion. Pursuant to the Second Tranche Securities Purchase Agreement, the Company was obligated to and obtained approval of its shareholders (“Second Tranche Shareholder Approval”) with respect to the issuance of any securities in connection with the Second Tranche Securities Purchase Agreement and the Second Tranche Note in excess of 19.99% of the Company’s issued and outstanding shares on the closing date, which was equal to 38,026 shares of the Company’s common stock. The company recognized a total debt discount of $1.1 million on the Second Tranche Note from the issuance of stock and original issuance discount. The Note has a maturity date of December 31, 2023 and is convertible following Second Tranche Shareholder Approval and the occurrence of an Event of Default (as defined in the Second Tranche Note) at a conversion price of $15.60 per share.

In connection with the Second Tranche Securities Purchase Agreement and the issuance of the Second Tranche Note, the Company and certain of its subsidiaries also entered into a Security Agreement with the investor (the “Second Tranche Security Agreement”) pursuant to which it granted the investor a security interest in certain Collateral (as defined in the Second Tranche Security Agreement) to secure its obligations under the Second Tranche Note. In addition, the Company entered into a registration rights agreement with the investor pursuant to which the Company agreed to prepare and file with the U.S. Securities and Exchange Commission a registration statement covering the resale of the Second Tranche Commitment Shares and any shares of the Company’s common stock issuable upon conversion of the Second Tranche Note within 90 days of the closing date and to have such registration statement declared effective within 120 days of the closing date. As of September 30, 2023, there was $2,625,000 in outstanding principal on the Second Tranche Note, unamortized debt discount of $640,395, and accrued interest of $88,027.

NOTE 8 – LEASES

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on September 30, 2023 and December 31, 2022 for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

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

As of September 30, 2023, the Company is in arrears on certain lease payments in the aggregate amount of approximately $300,000.

Lease Costs

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Components of total lease costs:
Operating lease expense	$963,213	$988,381
Total lease costs	$963,213	$988,381

Lease Positions as of September 30, 2023 and December 31, 2022

ROU lease assets and lease liabilities for our operating leases are recorded on the balance sheet as follows:

	September 30, 2023	December 31, 2022
Assets
Right of use asset – long term	$2,454,886	$3,160,457
Total right of use asset	$2,454,886	$3,160,457

Liabilities
Operating lease liabilities – short term	$1,081,377	$1,086,658
Operating lease liabilities – long term	1,203,876	1,885,218
Total lease liability	$2,285,253	$2,971,876

Lease Terms and Discount Rate as of September 30, 2023

Weighted average remaining lease term (in years) – operating leases	2.29
Weighted average discount rate – operating leases	8.00%

Maturities of leases are as follows:

Nine Months Ended September 30, 2023

2023 (remaining)	$285,991
2024	1,004,982
2025	710,546
2026	423,930
Total lease payments	$2,425,449
Less imputed interest	(140,194)
Less current portion	(1,081,377)
Total maturities, due beyond one year	$1,203,876

NOTE 9 – COMMITMENTS & CONTINGENCIES

License Agreement with Loma Linda University

On March 8, 2018, we entered into an Assignment Agreement (the “Assignment Agreement”) with Sekris Biomedical, Inc. (“Sekris”). Sekris was a party to a License Agreement with Loma Linda University (“LLU”), entered into and made effective on May 25, 2011, and amended on June 24, 2011, July 16, 2012, and December 27, 2012 (the “Original Agreement,” and together with the Assignment Agreement, the “Sekris Agreements”). Pursuant to the Assignment Agreement, Sekris transferred and assigned all of its rights and obligations in and to liabilities under the Original Agreement, of whatever kind or nature, to us. In exchange, on March 8, 2018, we issued a warrant to Sekris to purchase up to 10,000 shares of our common stock (the “Sekris Warrant”). The warrant was immediately exercisable and had an exercise price of $200.00 per share. The expiration date of the warrant was March 8, 2023. On March 15, 2018, as amended on July 1, 2020, we entered into a license agreement directly with Loma Linda University (the “LLU License Agreement”), which amends and restates the Sekris Agreements.

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

License Agreement with Leland Stanford Junior University

On February 3, 2020, we entered into an exclusive license agreement (the “February 2020 License Agreement”) with Leland Stanford Junior University (“Stanford”) with regard to a patent concerning a method for detection and measurement of specific cellular responses. Pursuant to the February 2020 License Agreement, other than as described below, we received an exclusive worldwide license to Stanford’s patent with regard to use, import, offer, and sale of Licensed Products (as defined in the agreement). The license to the patented technology is exclusive, including the right to sublicense, beginning on the effective date of the agreement and ending when the patent expires. Under the exclusivity agreement, we acknowledged that Stanford had already granted a non-exclusive license in the Nonexclusive Field of Use, under the Licensed Patents in the Licensed Field of Use in the Licensed Territory (as those terms are defined in the February 2020 License Agreement”). However, Stanford agreed to not grant further licenses under the Licensed Patents in the Licensed Field of Use in the Licensed Territory. On December 29, 2021, we entered into an amendment to the February 2020 License Agreement which extended our exclusive right to license the technology deployed in AditxtScoreTM and securing worldwide exclusivity in all fields of use of the licensed technology.

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

We were also required to: (i) provide a listing of the management team or a schedule for the recruitment of key management positions by March 31, 2020 (which has been completed), (ii) provide a business plan covering projected product development, markets and sales forecasts, manufacturing and operations, and financial forecasts until at least $10,000,000 in revenue by June 30, 2020 (which has been completed), (iii) conduct validation studies by September 30, 2020 (which has been completed), (iv) hold a pre-submission meeting with the FDA by September 30, 2020 (which has been completed), (v) submit a 510(k) application to the FDA, Emergency Use Authorization (“EUA”), or a Laboratory Developed Test (“LDT”) by March 31, 2021, (which has been completed), (vi) develop a prototype assay for human profiling by December 31, 2021 (which has been completed), (vii) execute at least one partnership for use of the technology for transplant, autoimmunity, or infectious disease purposes by March 31, 2022 (which has been completed), and (viii) will provide further development and commercialization milestones for specific fields of use in writing by December 31, 2022 (which has been completed).

In addition to the annual license maintenance fees outlined above, we are obligated pay Stanford royalties on Net Sales (as such term is defined in the February 2020 License Agreement) during the of the term of the agreement as follows: 4% when Net Sales are below or equal to $5 million annually or 6% when Net Sales are above $5 million annually. The February 2020 License Agreement may be terminated upon our election on at least 30 days advance notice to Stanford, or by Stanford if we: (i) are delinquent on any report or payment; (ii) are not diligently developing and commercializing Licensed Product; (iii) miss certain performance milestones; (iv) are in breach of any provision of the February 2020 License Agreement; or (v) provide any false report to Stanford. Should any events in the preceding sentence occur, we have a thirty (30) day cure period to remedy such violation.

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

Off Balance Sheet Arrangements

From time to time the Company enters into short term research and development contracts. These contracts have payment provisions which require payment once regulatory and completion milestones are met. As of September 30, 2023, the Company has approximately $1.8 million outstanding, subject to these milestones.

Departure of Officer

On July 21, 2023, Matthew Shatzkes tendered his resignation as Chief Legal Officer, General Counsel and Corporate Secretary of the Company. In connection with his resignation, the Company entered into a Separation Agreement and General Release (the “Separation Agreement”) with Mr. Shatzkes. Pursuant to the Separation Agreement, Mr. Shatzkes’ employment with the Company terminated on August 4, 2023 (the “Termination Date”). In addition, the Company agreed to pay Mr. Shatzkes’ within seven days after the Termination Date: (i) $122,292, representing all accrued salary and wages (inclusive of Base Compensation and earned Subsequent Quarterly Bonus amounts, as those terms are defined in Mr. Shatzkes’ employment agreement), and (ii) $32,576, representing Mr. Shatzkes accrued, but unused paid time off (collectively, the “Initial Payment”). The Company also agreed to pay Mr. Shatzkes: (i) $385,000, representing 12 months of Mr. Shatzkes’ Base Compensation (as that term is defined in Mr. Shatzkes employment agreement), and (ii) $290,000, representing Mr. Shatzkes Subsequent Year Minimum Bonus (as such term is defined in Mr. Shatzkes employment agreement), on the 60th day following the Termination Date. In addition, the Company shall reimburse Mr. Shatzkes COBRA premium for a period of 12 months and shall cause any restricted stock units granted to Mr. Shatzkes to immediately vest as of the Termination Date. As of September 30, 2023, the Company has completed all obligations under the Separation Agreement.

Contingent Liability

On September 7, 2023, the Company received a demand letter from the holder of certain warrants issued by the Company in April 2023. The demand letter alleges that the investor suffered more than $2 million in damages as a result of the Company failing to register the shares of common of the Company’s common stock underlying the warrants as required under the securities purchase agreement. The Company denies the amount of the liability claimed by the investor and intends to defend itself vigorously against any such claims. The Company is engaged in ongoing discussions with the investor and, as a result, has accrued a loss of $1.6 million relating to the potential liability.

Letter of Intent Termination

On August 1, 2023, the Company and Natural State Genomics and Natural State Laboratories mutually agreed to terminate the Amended and Restated Non-Binding Letter of Intent dated June 12, 2023.

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

On May 24, 2021, the Company increased the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 27,000,000 to 100,000,000 (the “Authorized Shares Increase”) by filing a Certificate of Amendment (the “Certificate of Amendment”) to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. In accordance with the General Corporation Law of the State of Delaware, the Authorized Shares Increase and the Certificate of Amendment were approved by the stockholders of the Company at the Company’s Annual Meeting of Stockholders on May 19, 2021. On September 13, 2022, the Company effectuated a 1 for 50 reverse stock split (the “2022 Reverse Split”). The Company’s stock began trading at the 2022 Reverse Split price effective on the Nasdaq Stock Market on September 14, 2022. There was no change to the number of authorized shares of the Company’s common stock. On August 17, 2023, the Company effectuated a 1 for 40 reverse stock split (the “2023 Reverse Split”). The Company’s stock began trading at the 2023 Reverse Split price effective on the Nasdaq Stock Market on August 17, 2023. There was no change to the number of authorized shares of the Company’s common stock.

During the nine months ended September 30, 2023, the Company issued 4,675 shares of common stock and recognized expense of $168,300 in stock-based compensation for consulting services. The stock-based compensation for consulting services is calculated by the number shares multiplied by the closing price on the effective date of the contract. During the nine months ended September 30, 2023, 170 Restricted Stock Units (“RSUs”) vested which resulted in the issuance of shares. The Company recognized expense of $308,479 in stock-based compensation related to the RSUs for the nine months ended September 30, 2023. The stock-based compensation for shares issued or RSUs granted during the period were valued based on the fair market value on the date of grant. During the nine months ended September 30, 2023, the Company issued 184,374 shares of common stock for the exercise of prefunded warrants.

During the nine months ended September 30, 2022, the Company issued 413 shares of common stock and recognized expense of $253,719 in stock-based compensation for consulting services. The Company also granted 291 RSUs, 379 vested and resulted in the issuance of shares. As a result, the Company recognized expense of $993,462 in stock-based compensation. The stock-based compensation for shares issued or RSU’s granted during the period were valued based on the fair market value on the date of grant.

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

For the nine months ended September 30, 2023, the Company sold 8,466 Shares at an average price of $62.05 per share under the ATM. The sale of Shares generated net proceeds of $507,016 after paying commissions and related fees.

On April 20, 2023, the Company entered into an amendment to the ATM, pursuant to which the Company and the Agent agreed to reduce the aggregate gross sales price of the Shares under the ATM from $50,000,000 to zero.

Preferred Stock

The Company is authorized to issue 3,000,000 shares of preferred stock, par value $0.001 per share. There were no shares of preferred stock outstanding as of September 30, 2023 and December 31, 2022, respectively.

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

The outstanding share of Preferred Stock shall be redeemed in whole, but not in part, at any time (i) if such redemption is ordered by the Board of Directors in its sole discretion or (ii) automatically upon the effectiveness of the amendment to the Certificate of Incorporation implementing a reverse stock split. Upon such redemption, the holder of the Preferred Stock will receive consideration of $1,000 in cash. As of September 30, 2023, the share has been redeemed and the consideration has not been paid.

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

On February 24, 2021, our Board of Directors adopted the Aditx Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock and restricted stock units, and other stock-based awards (collectively, the “Awards”). Eligible recipients of Awards include employees, directors or independent contractors of the Company or any affiliate of the Company. The Compensation Committee of the Board of Directors (the “Committee”)administers the 2021 Plan. A total of 60,000 shares of common stock, par value $0.001 per share, of the Company may be issued pursuant to Awards granted under the 2021 Plan. The exercise price per share for the shares to be issued pursuant to an exercise of a stock option will be no less than one hundred percent (100%) of the Fair Market Value (as defined in the 2021 Plan) of a share of Common Stock on the date of grant. The 2021 Plan was submitted and approved by the Company’s stockholders at the 2021 annual meeting of stockholders, held on May 19, 2021.

During the three and nine months ended September 30, 2023 and 2022, the Company granted no new options.

The following is an analysis of the stock option grant activity under the Plan:

Vested and Nonvested Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2022	1,127	$6,802.93	5.74
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	-	-	-
Outstanding September 30, 2023	1,127	$6,802.93	5.00

Nonvested Stock Options	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2022	55	$3,840
Granted	-	-
Vested	(55)	3,840
Forfeited	-	-
Nonvested on September 30, 2023	-	$-

As of September 30, 2023 there were 1,127 exercisable options; these options had a weighted average exercise price $6,802.93.

The Company recognized stock-based compensation expense related to options granted and vesting expense of $59,964 during the three months ended September 30, 2023, of which $24,429 is included in general and administrative expenses and $35,535 is included in research and development expenses in the accompanying statements of operations. The remaining value to be expensed is zero as of September 30, 2023. The weighted average vesting term is zero years as of September 30, 2023. The Company recognized stock-based compensation expense related to options granted and vesting expense of $660,191 during the nine months ended September 30, 2022, of which $472,156 is included in general and administrative expenses and $188,035 is included in research and development expenses in the accompanying statements of operations.

The Company recognizes option forfeitures as they occur, as there is insufficient historical data to accurately determine future forfeitures rates.

Warrants

For the nine months ended September 30, 2023, the fair value of each warrant granted was estimated using the assumption and/or factors in the Black-Scholes Model as follows:

Exercise price	$10.00-12.50
Expected dividend yield	0%
Risk free interest rate	4.44%
Expected life in years	5.50
Expected volatility	171%

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

The Company recognizes warrant forfeitures as they occur, as there is insufficient historical data to accurately determine future forfeitures rates.

A summary of warrant issuances are as follows:

Vested and Nonvested Warrants	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2022	127,281	$514.97	4.54
Granted	2,190,367	6.36	5.20
Exercised	(184,374)	1.35	-
Expired or forfeited	(392)	8,250.00	-
Outstanding September 30, 2023	2,132,882	$35.22	5.10

On September 1, 2023, the Company recognized a deemed dividend resulting in the issuance of 9,086 warrants, 6,128 of which were immediately exercised.

On August 31, 2023, the Company entered into a securities purchase agreement with an institutional investor for the issuance and sale in a private placement of (i) pre-funded warrants (the “August 2023 Pre-Funded Warrants”) to purchase up to 1,000,000 shares of the Company’s common stock, at an exercise price of $0.001 per share, and (ii) warrants to purchase up to 1,000,000 shares of the Company’s Common Stock at an exercise price of $10.00 per share. In addition, the Company issued to the exclusive placement agent on this transaction, Wainwright or its designees, warrants to purchase up to an aggregate of 60,000 shares of Common Stock. The August 2023 Pre-Funded Warrants do not have an expiration date, therefore the August 2023 Pre-Funded Warrants have been excluded from the weighted average remaining life calculation.

Nonvested Warrants	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2022	2,500	$300.00
Granted	2,190,367	6.36
Vested	(2,192,867)	6.70
Forfeited	-	-
Nonvested on September 30, 2023	-	$-

The Company recognized stock-based compensation expense related to warrants granted and vesting expense of zero and $660,191 during the nine months ended September 30, 2023 and 2022, respectively, which is included in general and administrative in the accompanying Statements of Operations. The remaining value to be expensed is zero as of September 30, 2023. The weighted average vesting term is zero years as of September 30, 2023.

On April 20, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor, pursuant to which the Company agreed to sell to such investor pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 39,634 shares of common stock of the Company (the “Common Stock”) at a purchase price of $48.76 per Pre-Funded Warrant, resulting in proceeds of approximately $1.6 million after deducting approximately $291,000 in commissions and closing fees. Concurrently with the sale of the Pre-Funded Warrants, pursuant to the Purchase Agreement in a concurrent private placement, for each Pre-Funded Warrant purchased by the investor, such investor received from the Company an unregistered warrant (the “Warrant”) to purchase two shares of Common Stock. The warrants have an exercise price of $34.40 per share and are exercisable for a three year period. In addition, the Company issued a warrant to the placement agent to purchase up to 2,379 shares of common stock at an exercise price of $61.00 per share.

On August 31, 2023, the Company entered into a securities purchase agreement (the “August Purchase Agreement”) with an institutional investor for the issuance and sale in a private placement (the “Private Placement”) of (i) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.001 per share, and (ii) warrants (the “Common Warrants”) to purchase up to 1,000,000 shares of the Company’s Common Stock at an exercise price of $10.00 per share. 60,000 warrants were also issued to the placement agent. These warrants had an exercise price of $12.50 and a term of 5.5 years. The Common Warrants were valued at $32.3 million and the 60,000 warrants issued to the placement agents were valued at $1.9 million using a Black Scholes valuation model. The Private Placement closed on September 6, 2023. The net proceeds to the Company from the Private Placement were approximately $9 million, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company intends to use the net proceeds received from the Private Placement for (i) the payment of approximately $3.1 million in outstanding obligations, (ii) the repayment of approximately $0.4 million of outstanding debt, and (iii) the balance for continuing operating expenses and working capital.

Restricted Stock Units

A summary of Restricted Stock Units (“RSUs”) issuances are as follows:

Nonvested RSUs	Number	Weighted Average Price
Nonvested December 31, 2022	187	$1,856,21
Granted	-	-
Vested	(170)	2,714.15
Forfeited	(35)	1,345.77
Rounding for Reverse Split	18	-
Nonvested September 30, 2023	-	$-

The Company recognized stock-based compensation expense related to RSUs granted and vesting expense of $308,479 and $993,462 during the nine months ended September 30, 2023 and September 30, 2022, respectively. Of the $308,479, $242,915 is included in general and administrative, $58,777 is included in research and development, and $6,787 is included in sales and marketing in the accompanying Statements of Operations. The remaining value to be expensed is $0 with a weighted average vesting term of 0 years as of September 30, 2023.

During the nine months ended September 30, 2023, the Company granted a total of zero RSUs. During the nine months ended September 30, 2023, 170 RSUs vested and the Company issued 157 shares of common stock for the 170 vested RSUs.

NOTE 11 – INCOME TAXES

The Company has incurred losses since inception. During the nine months ended September 30, 2023, the Company did not provide any provision for income taxes as the Company incurred losses during such period. The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. In assessing the need for a valuation allowance, the Company has considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, the Company has recorded a full valuation allowance for its net deferred tax assets as of September 30, 2023.

As of September 30, 2023, the Company did not have any amounts recorded pertaining to uncertain tax positions.

NOTE 12 – SUBSEQUENT EVENTS

Purchase and Sale of Future Receipts

On October 5, 2023, the Company entered into an Agreement for the Purchase and Sale of Future Receipts (the “October MCA Agreement”) pursuant to which the existing funder (the “Funder”) increased the existing outstanding amount to $4,470,000 (the “October MCA Purchased Amount”) for gross proceeds to the Company of $3,000,000, less origination fees of $240,000 and the outstanding balance under the existing agreement of $1,234,461, resulting in net proceeds to the Company of $1,525,539. Pursuant to the October MCA Agreement, the Company granted the Funder a security interest in all of the Company’s present and future accounts receivable in an amount not to exceed the October MCA Purchased Amount. The October MCA Purchased Amount shall be repaid by the Company in 30 weekly installments of $149,000. The October Purchased Amount may be prepaid by the Company via a payment of $3,870,000 if repaid within 30 days, $4,110,000 if repaid within 60 days and $4,230,000 if repaid within 90 days.

Business Loan and Security Agreement

On November 7, 2023, the Company entered into a Business Loan and Security Agreement (the “November Loan Agreement”) with the lender (the “Lender”), pursuant to which the Company obtained a loan from the Lender in the principal amount of $2,100,000, which satisfied the outstanding balances on the August Loan and includes origination fees of $140,000 (the “November Loan”). Pursuant to the November Loan Agreement, the Company granted the Lender a continuing secondary security interest in certain collateral (as defined in the November Loan Agreement). The total amount of interest and fees payable by us to the Lender under the November Loan will be $3,129,000, which will be repaid in 34 weekly installments ranging from $69,000 - $99,000.

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

We were incorporated in the State of Delaware on September 28, 2017, and our headquarters are in Richmond, Virginia. The company was founded with a mission of bringing stakeholders together, to transform promising innovations into products and services that could address some of the most challenging needs. The socialization of innovation through engaging stakeholders in every aspect of it, is key to transforming more innovations, more rapidly, and more efficiently.

At inception, the first innovation we took on was an immune modulation technology titled ADI/Adimune with a focus on prolonging life and enhancing life quality of patients that have undergone organ transplants. Since then, we expanded our portfolio of innovations, and we continue to evaluate a variety of promising health innovations.

ADIMUNE, INC.

Formed in January 2023, Adimune™, Inc. (“Adimune”) is focused on leading our immune modulation therapeutic programs. Adimune’s proprietary immune modulation product candidate, ADI-100™, based on the Apoptotic DNA Immunotherapy™ platform technology, utilizes a novel approach that mimics the way our bodies naturally induce tolerance to our own tissues. It includes two DNA molecules designed to deliver signals to induce tolerance. ADI-100 has been successfully tested in several preclinical models (e.g., skin grafting, psoriasis, type 1 diabetes, multiple sclerosis).

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

Pending approval by the International Review Board, a human trial for SPS is expected get underway in the first half of 2024 with enrollment of up to 20 patients, some of whom may also have type 1 diabetes. ADI-100 will initially be tested for safety and efficacy. ADI-100 is designed to tolerize against an antigen known as glutamic acid decarboxylase (“GAD”), which is implicated in type-1 diabetes, psoriasis, stiff person syndrome, and in many autoimmune diseases of the CNS.

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

ADIVIR, INC.

Formed in April of 2023, Adivir™, Inc., is Aditxt’s most recently formed wholly owned subsidiary, dedicated to the clinical and commercial development efforts of innovative antiviral products, which have the potential to address a wide range of infectious diseases, including those that currently lack viable treatment options.

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

Going Concern

We were incorporated on September 28, 2017 and have not generated significant revenues to date. During the nine months ended September 30, 2023 we had a net loss of $21,412,626 and cash of $1,651,354 as of September 30, 2023. The Company will require significant additional capital to operate in the normal course of business and fund clinical studies in the long-term. As a result of the September 2022 Offering, the April Purchase Agreement, and the August Purchase Agreement, we received net proceeds of approximately $28,000,000 during the last twelve months. We believe that the remaining funds on hand will not be sufficient to fund our operations for the next 12 months and such creates substantial doubt about our ability to continue as a going concern beyond one year.

Financial Results

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Our condensed consolidated financial statements as of September 30, 2023, show a net loss of $20,412,626. We expect to incur additional net expenses over the next several years as we continue to maintain and expand our existing operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

Results of Operations

Results of operations for the three months ended September 30, 2023 and 2022

We generated revenue of $124,486 and $323,125 for the three months ended September 30, 2023 and 2022, respectively. Cost of sales for the three months ended September 30, 2023 and 2022 was $106,922 and $233,684, respectively.

During the three months ended September 30, 2023, we incurred a loss from operations of $8,095,209. This is due to general and administrative expenses of $7,169,863, which includes approximately $3,351,000 in payroll expenses, $1,128,000 in professional fees, and $103,031 in stock-based compensation. Research and development expenses were $898,724, which includes $151,605 in consulting expenses and $49,209 in stock-based compensation. Sales and marketing expenses were $44,186, which includes $1,752 in stock-based compensation.

During the three months ended September 30, 2022, we incurred a loss from operations of $5,392,164. This is due to general and administrative expenses of $3,919,618, which includes $461,492 in stock-based compensation; research and development of $1,570,540, which includes $170,066 in stock-based compensation, and sales and marketing expenses of $(8,553), which includes $0 in stock-based compensation. The $1,570,540 in research and development is mainly comprised of $974,982 in compensation and $248,012 in consulting expenses, offset by a one-time adjustment to research and development purchases. During the quarter, the Company transitioned from purchasing certain inventory items to internally manufacturing these items.

The decrease in expenses during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was due to decreased research and development spend and the termination of a sales and marketing vendor.

Results of operations for the nine months ended September 30, 2023 and 2022

We generated revenue of $563,879 and $748,119 for the nine months ended September 30, 2023 and 2022, respectively. Cost of sales for the nine months ended September 30, 2023 and 2022 was $470,969 and $596,613, respectively.

During the nine months ended September 30, 2023, we incurred a loss from operations of $18,111,541. This is due to general and administrative expenses of $15,209,789. This includes approximately $7,682,000 in payroll expenses, $3,063,000 in professional fees, and $484,502 in stock-based compensation. Research and development expenses were $2,771,100, which includes $1,034,698 in consulting expenses and $165,382 in stock-based compensation. Sales and marketing expenses were $223,562, which includes $6,787 in stock-based compensation.

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

The decrease in expenses during the nine months ended September 30, 2023 compared to the three months ended September 30, 2022 was due to decreased research and development spend and the termination of a sales and marketing vendor.

Liquidity and Capital Resources

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2023, we had an accumulated deficit of $116,620,157. We had working capital of $(7,815,514) as of September 30, 2023. During the nine months ended September 30, 2023, we purchased $14,407 in fixed assets, for which we made cash payments of $14,407. Of the $14,407, $12,356 of these purchased fixed assets were lab equipment and $2,051 was for computers.

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

On September 10, 2020, we completed a follow-on public offering. In connection therewith, we issued 1,200 units, or Follow-On Units, excluding the underwriters’ option to cover overallotments, at an offering price of $8,000.00 per Follow-On Unit, resulting in gross proceeds of approximately $9.6 million.

On January 25, 2021, the Company entered into a securities purchase agreement with an institutional accredited investor (the “Investor”) for the sale of a $6,000,000 senior secured convertible note (the “Convertible Note”). The Convertible Note had a term of 24 months, was originally convertible at a price of $8,000.00 per share and was issued at an original issuance discount of $1,000,000. On August 30, 2021, the Company entered into a defeasance and waiver agreement with the Investor, pursuant to which the Noteholder has agreed in exchange for (a) a cash payment by the Company to the Investor of $1.2 million (the Cash Payment”), (b) a waiver, in part of the conversion price adjustment provision such that the January 2021 Note shall be convertible into 2,401 shares of common stock (without giving effect to the conversion notice received by the company form the Noteholder prior to the date hereof totaling (503 shares) (the “Shares”), and (c) a voluntary and permanent reduction by the Company of the exercise price of the warrant to purchase 400 shares of the common stock of the Company (the “January 2021 Warrant”) to $5,060 per share. As of December 31, 2022, the outstanding principle of the convertible note had been converted to 2,401 shares of common stock.

On August 30, 2021, the Company completed a registered direct offering and raised approximately $10.1 million in net proceeds.

On October 20, 2021, the Company completed a public offering for net proceeds of $3.8 million. As part of this offering, we issued 1,417 shares of the Company’s common stock

On December 6, 2021, the Company completed a public offering for net proceeds of $16.0 million. As part of this offering, we issued 4,123 units consisting of shares of the Company’s common stock and warrant to purchase shares of the Company’s common stock and 4,164 pre-funded warrants. The warrant issued as part of the units had an exercise price of $2,300.00 and the prefunded warrants had an exercise price of $0.001.

On September 20, 2022, the Company completed a public offering for net proceeds of $18.1 million (the “September 2022 Offering”). As part of the September 2022 Offering, we issued 30,608 of shares of the Company’s common stock, pre-funded warrants to purchase 52,725 shares of the Company’s common stock and warrants to purchase 83,333 shares of the Company’s common stock. The warrants have an exercise price of $240.00 and the pre-funded warrants have an exercise price of $0.004.

On April 20, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor, pursuant to which the Company agreed to sell to such investor pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 39,634 shares of common stock of the Company (the “Common Stock”) at a purchase price of $48.76 per Pre-Funded Warrant. Concurrently with the sale of the Pre-Funded Warrants, pursuant to the Purchase Agreement in a concurrent private placement, for each Pre-Funded Warrant purchased by the investor, such investor received from the Company an unregistered warrant (the “Warrant”) to purchase two shares of Common Stock. The warrants have an exercise price of $34.40 per share and are exercisable for a three-year period. In addition, the Company issued a warrant to the placement agent to purchase up to 2,378 shares of common stock at an exercise price of $61.00 per share.

On August 31, 2023, the Company entered into a securities purchase agreement (the “August Purchase Agreement”) with an institutional investor for the issuance and sale in a private placement (the “Private Placement”) of (i) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.001 per share, and (ii) warrants (the “Common Warrants”) to purchase up to 1,000,000 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The Private Placement closed on September 6, 2023. The net proceeds to the Company from the Private Placement were approximately $9 million, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company utilized net proceeds received from the Private Placement for (i) payment of approximately $3.1 million in outstanding obligations, (ii) repayment of approximately $0.4 million of outstanding debt, and (iii) continuing operating expenses and working capital.

We will need significant additional capital to continue to fund our operations and the clinical trials for our product candidates. We may seek to sell common stock, preferred stock or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities, or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

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

Contractual Obligations

The following table shows our contractual obligations as of September 30, 2023:

	Payment Due by Year
	Total	2023	2024	2025	2026
Lease	$2,425,449	$285,991	$1,004,982	$710,546	$423,930

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company was incorporated on September 28, 2017 and through the date of this report has generated no significant revenues. For the years ended December 31, 2022 and 2021, the Company had a net loss of $27,649,876 and $46,371,364, respectively. Our condensed consolidated financial statements as of September 30, 2023, show a net loss of $21,412,626. Our cash and cash equivalents were approximately $1,651,354 as of September 30, 2023. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available, we may be forced to discontinue operations, which would cause investors to lose their entire investment.

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

Our obligations to certain of our creditors are secured by security interests in our assets. As of September 30, 2023, approximately $4.0 million was owed to such secured creditors. Under such agreements, we are required to pay $201,857 on a weekly basis to such creditors. If we default on our obligations under these agreements, our secured creditors could foreclose on its security interests and liquidate some or all of these assets, which would harm our financial condition and results of operations and would require us to reduce or cease operations and possibly seek Bankruptcy Protection.

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

On May 23, 2023, we received written notice from Nasdaq that, based upon the stockholders equity reported by the Company in its Form 10-Q for the period ended March 31, 2023, and as of March 31, 2023, the Company was no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires a company to maintain a minimum of $2,500,000 in stockholders’ equity, a market value of listed securities of at least $35 million, or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years (the “Continued Listing Requirements”). The May notification letter further provided that the Company has 45 calendar days, or until July 7, 2023, to submit a plan to regain compliance and if the plan is accepted by Nasdaq, an extension of up to 180 calendar days, or until November 19, 2023 to evidence compliance. On June 22, 2023, we received a letter from Nasdaq notifying the Company that it has failed to maintain compliance with the minimum bid price rule in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) as the closing price of Company’s common stock has remained below $1.00 for over 30 consecutive trading days. On June 29, 2023, we submitted an appeal to Nasdaq, which stays the delisting and suspension of our securities pending the decision of the Nasdaq Hearings Panel (the “Panel”). At the hearing, which was held on August 31, 2023, which represented the tenth trading day that the closing of the Company’s common stock was above $1.00 per share. At the hearing, the Company also presented its plans to regain compliance with the Equity Rule to the Panel. In addition, on September 15, 2023, the Company received a written notice form Nasdaq that it no longer meets the minimum 500,000 publicly held shares requirement for The Nasdaq Capital Market and it no longer complies with Nasdaq Listing Rule 5550(a)(4) (the “Public Float Rule”). The September notification letter stated that the Panel will consider this matter in their decision regarding the Company’s continued listing on The Nasdaq Capital Market.

On September 29, 2023, the Company received a written notice from Nasdaq that the Panel had granted the Company an exception through December 26, 2023, to allow the Company to complete its compliance with the Equity Rule. The October notification letter also confirmed that the Company had demonstrated compliance with the Minimum Bid Price Rule and granted the Company an exception through December 26, 2023 to allow the Company to demonstrate compliance with the Public Float Rule.

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

On March 17, 2023, the Company issued a consultant 4,675 shares of common stock for services rendered.

The issuance above was made pursuant to an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Exhibit Description
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is formatted as Inline XBRL and contained in the Exhibit 101 XBRL Document Set).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aditxt, Inc.

Date: November 14, 2023	By:	/s/ Amro Albanna
Amro Albanna
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Thomas J. Farley
Thomas J. Farley
Chief Financial Officer (Principal Financial and Accounting Officer)

