Form 10-K
period 2023-12-31
Aditxt, Inc.
filed 2024-04-16
CIK 1726711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2023, based on a closing price of $18.00 was approximately $3,008,286.

As of April 12, 2024, the registrant had 1,665,265 and 1,665,214 shares of common stock, $0.001 par value per share, issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this report relates.

ADITXT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those highlighted in Section 1A titled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	we have generated no significant revenue from commercial sales to date and our future profitability is uncertain;

●	if we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment;

●	our financial situation creates doubt whether we will continue as a going concern;

●	we may need to raise additional funding, which may not be available on acceptable terms, or at all;

●	even if we can raise additional funding, we may be required to do so on terms that are dilutive to you.;

●	the regulatory approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of our future product candidates, if any;

●	we may encounter substantial delays in completing our clinical studies which in turn will require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities;

●	if our future pre-clinical development and future clinical Phase I/II studies are unsuccessful, we may be unable to obtain regulatory approval of, or commercialize, our product candidates on a timely basis or at all;

●	even if we receive regulatory approval for any of our product candidates, we may not be able to successfully commercialize the product and the revenue that we generate from their sales, if any, may be limited;

●	adverse events involving our products may lead the FDA or applicable foreign regulatory agency to delay or deny clearance for our products or result in product recalls that could harm our reputation, business and financial results;

●	certain technologies are subject to licenses from LLU and Stanford (as defined below), each of which are revocable in certain circumstances, including in the event we do not achieve certain payments and milestone deadlines. Without these licenses, we may not be able to continue to develop our product candidates;

●	if we were to lose our CLIA certification or state laboratory licenses, whether as a result of a revocation, suspension or limitation, we would no longer be able to offer our assays (including our AditxtScore™ platform), which would limit our revenues and harm our business. If we were to lose, or fail to obtain, a license in any other state where we are required to hold a license, we would not be able to test specimens from those states;

●	our results of operations will be affected by the level of royalty and milestone payments that we are required to pay to third parties;

●	we face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do;

●	our technologies and products under development, and our business, may fail if we are not able to successfully commercialize them and ultimately generate significant revenues as a result;

●	customers may not adopt our products quickly, or at all;

●	the failure to obtain or maintain patents, licensing agreements and other intellectual property could materially impact our ability to compete effectively;

●	some of our intellectual property may be subject to “march-in” rights by the U.S. federal government;

●	we do not expect to pay dividends in the foreseeable future;

●	we have issued a significant number of restricted stock awards, restricted stock units, options and warrants and may continue to do so in the future. The vesting and, if applicable, exercise of these securities and the sale of the shares of common stock issuable thereunder may dilute your percentage ownership interest and may also result in downward pressure on the price of our common stock;

●	future sales or issuances of substantial amounts of our common stock, including, potentially as a result of future acquisitions or strategic transactions, including the transaction with Cellvera Global, could result in significant dilution;

●	while we have entered into a Share Exchange Agreement with Cellvera Global, we cannot assure you that the transaction contemplated by the Share Exchange Agreement will be consummated or, that if such transaction is consummated, that it will be accretive to stockholder value;

●	we may engage in future acquisitions or strategic transactions, including the transaction with Cellvera Global, which may require us to seek additional financing or financial commitments, increase our expenses and/or present significant distractions to our management;

●	we received the determination from Nasdaq that we regained compliance with the Nasdaq continued listing requirements, however, we remain subject to a panel monitor of our ongoing compliance until December 29, 2024 and if we fail to comply with such requirements during the panel monitor, it could result in the delisting of our securities by Nasdaq; and

●	exclusive forum provisions in our amended and restated certificate of incorporation and amended and restated bylaws.

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

Our Model

Aditxt is not about a single idea or a single molecule. It is about making sure the right innovation is made possible. Our business model has three main components as follows:

(1)	Securing an Innovation: Our process begins with identifying and securing innovations through licensing or acquisition of an innovation asset. Assets come from a variety of sources including research institutions, government agencies, and private organizations.

(2)	Growing an Innovation: Once an innovation is secured, we surround it with activation resources that take a systemized approach to bringing that idea to life. Our activation resources include innovation, operations, commercialization, finance, content and engagement, personnel, and administration.

(3)	Monetizing an Innovation: Our goal is for each innovation to become commercial-stage and financially and operationally self-sustainable, to create shareholder value.

We engage various stakeholders for each of our programs on every level. This includes identifying researchers and research institution partners, such as Stanford University; leading health institutions to get critical trials underway, such as Mayo Clinic; manufacturing partners who enable us to take innovations from preclinical to clinical; municipalities and governments, such as the city of Richmond and the state of Virginia and public health agencies who work with us to launch our program, Pearsanta’s laboratory; and thousands of shareholders around the globe. We seek to enable promising innovation to become purposeful products that have the power to change lives.

Our Value Proposition

We believe that far too often, promising treatment or technology does not reach commercialization due to lack of expertise, key resources, or efficiency. As a result, potentially life-changing and lifesaving treatments are not available to the individuals who so desperately need them.

Aditxt seeks to bring the holistic concept of an efficient, socialized ecosystem for advancing and accelerating innovations. Our process: We seek to license or acquire promising innovations. We will then form and build out a subsidiary around each innovation and support the subsidiaries through innovation, operation, commercialization, content and engagement, finance, personnel, and administration to thrive and grow as a successful, monetizable business.

Since our inception, we have built infrastructure consisting of innovation, operation, commercialization, content and engagement, finance, personnel, and administration, to support the rapid transformation of untapped innovations. Each of the main components of our infrastructure has established global access to partnerships with industry leaders, top-rated research and medical institutions, universities, manufacturing and distribution companies, and critical infrastructure such as CLIA-certified state-of-the art labs and GMP manufacturing.

The Shifting Landscape of Innovation

Innovation in general, and health innovations specifically, require significant resources. The convergence of biotech, high-tech, and media offers new possibilities of accelerating breakthrough innovations faster and more efficiently. This approach reflects our mission of “Making Promising Innovations Possible, Together”.

People deserve innovative solutions, which have never been more within reach. We believe the best idea, best product and the best solution will come from creating an ecosystem where all stakeholders, such as vendors, customers, municipalities, and shareholders contribute. When we disrupt the way we’re innovating, through our collaborative model, we believe we can move faster and more efficiently to activate viable solutions that have the potential to make a measurable impact.

Our Growth Strategy

We believe that the era of precision and personalized medicine is here and that people around the globe would benefit from health diagnostics and treatments that more accurately pinpoint the problems and more precisely treat the condition. In addition to our current programs, Adimune and Pearsanta, we look to bring in future health innovations in the areas of software and AI, medical devices, therapeutics, and other technologies that take a fundamentally different approach to health because they prioritize personalized precision medicine, timely disease root cause analysis, and targeted treatments.

Year over year, we plan to continue building our infrastructure and securing more personalized and precision health innovations that align with our mission. These opportunities may come in different forms such as IP, an early-stage company, or a late-stage company. We will continue to scale our systemized approach to the innovation process, making large-scale automation and enterprise systems available to our portfolio companies at every stage of their growth. Specifically, certain subsidiaries will need to grow through further M&A activities, operational infrastructure implementation, and development or acquisition of critical technologies.

Our Team

Aditxt is led by an entrepreneurial team with passion for transforming promising innovations into successful businesses. Our leadership come from a variety of different industries, with collective expertise in founding startup innovation companies, developing and marketing biopharmaceutical and diagnostic products, designing clinical trials, manufacturing, and management of private and public companies. We have deep experience in identifying and accessing promising health innovations and developing them into products and services with the ability to scale. We understand the capital markets, both public and private, as well as M&A and facilitating complex IPOs.

The following are profiles of three subsidiaries we have formed, including the terms of the intellectual property licenses that have been sublicensed from Aditxt to help build each of the businesses.

THE ADITXT PROGRAMS

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

Pending approval by the International Review Board and U.S. Food and Drug Administration, a human trial for SPS is expected get underway in 2024 with enrollment of 10-15 patients, some of whom may also have type 1 diabetes. ADI-100 will initially be tested for safety and efficacy. ADI-100 is designed to tolerize against an antigen known as glutamic acid decarboxylase (“GAD”), which is implicated in type-1 diabetes, psoriasis, and in many autoimmune diseases of the CNS. IND-enabling work is also near completion in support of a Clinical Trial Application submission to the Paul Ehrlich Institute, the regulatory agency in Germany, to initiate clinical trials in psoriasis and type 1 diabetes.

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

License Agreement with Loma Linda University (“LLU”)

On March 15, 2018, we entered into a License Agreement with LLU, which was subsequently amended on July 1, 2020. Pursuant to the LLU License Agreement, we obtained the exclusive royalty-bearing worldwide license to all intellectual property, including patents, technical information, trade secrets, proprietary rights, technology, know-how, data, formulas, drawings, and specifications, owned or controlled by LLU and/or any of its affiliates (the “LLU Patent and Technology Rights”) and related to therapy for immune-mediated inflammatory diseases (the Adi™ technology). In consideration for the LLU License Agreement, we issued 625 shares of Common Stock to LLU.

PEARSANTA, INC.

Formed in January 2023, our majority owned subsidiary Pearsanta™, Inc. (“Pearsanta”) seeks to take personalized medicine to a new level by delivering “Health by the Numbers.” On November 22, 2023, Pearsanta entered into an assignment agreement with FirstVitals LLC, an entity controlled by Pearsanta’s CEO, Ernie Lee (“FirstVitals”), pursuant to which FirstVitals assigned its rights in certain intellectual property and website domain to Pearsanta in consideration of the issuance of 500,000 shares of Pearsanta common stock to FirstVitals. On December 18, 2023, the board of directors of Pearsanta adopted the Pearsanta 2023 Omnibus Equity Incentive Plan (the “Pearsanta Omnibus Incentive Plan”), pursuant to which it reserved 15 million shares of common stock of Pearsanta for future issuance under the Pearsanta Omnibus Incentive Plan and the Pearsanta 2023 Parent Service Provider Equity Incentive Plan (the “Pearsanta Parent Service Provider Plan”) and approved the issuance of 9.32 million options, exercisable into shares of Pearsanta common stock under the Pearsanta Parent Service Provider Plan and the issuance of 4.0 million options, exercisable into shares of Pearsanta common stock, subject to vesting, and 1.0 million restricted common stock shares under the Pearsanta Omnibus Incentive Plan.

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

Examples of indication-focused tests for the evaluation of advanced urinary tract infections (“UTIs”), COVID-19/flu/respiratory syncytial virus, sexually transmitted infections, gut health, pharmacogenomics (i.e., how your genes affect the way your body responds to certain therapeutics), and sepsis. We believe that these offerings are novel and needed as the current standard of care using broad spectrum antibiotic treatment can be ineffective and potentially life-threatening. For example, improperly prescribed antibiotics may approach 50% of outpatient cases. Further, according to an article published in Physician’s Weekly, only 1% of board-certified critical care medicine physicians are trained in infectious disease.

Licensed Technologies – AditxtScoreTM

We issued Pearsanta an exclusive worldwide sub-license for commercializing the AditxtScore™ technology which provides a personalized comprehensive profile of the immune system. AditxtScore is intended to detect individual immune responses to viruses, bacteria, peptides, drugs, supplements, bone marrow and solid organ transplants, and cancer. It has broad applicability to many other agents of clinical interest impacting the immune system, including those not yet identified such as emerging infectious agents.

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

ADIVIR, INC.

Formed in April of 2023, Adivir™, Inc. is a wholly owned subsidiary, dedicated to the clinical and commercial development of innovative products, including anti-viral and other anti-infective products, for population health. These products have the potential to address a wide range of infectious diseases, including those that currently lack viable treatment options.

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

Our commitment to building our antiviral portfolio is strategic and timely. We believe that there has never been a more important time to address the growing global need to uncover new treatments or commercialize existing ones that treat life-threatening global viral infections.

Employees

We have forty-seven (47) full time employees as of December 31, 2023. We consider the relations with our employees to be good.

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

We were incorporated in September 2017 and have a limited operating history and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next several years as we commence our research and development efforts, conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. Our net loss for the years ended December 31, 2023 and 2022 was $32,390,447 and $27,549,876, respectively, and our accumulated deficit as of December 31, 2023 was $127,635,389. There can be no assurance that the products under development by us will be approved for sale in the U.S. or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

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

The Company was incorporated on September 28, 2017 and through the date of this report has generated no significant revenues. For the years ended December 31, 2023 and 2022, the Company had a net loss of $32,390,447 and $27,649,876, respectively. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available, we may be forced to discontinue operations, which would cause investors to lose their entire investment.

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

Risks Related to the Company and our Business

Certain technologies are subject to licenses from LLU and Stanford, each of which are revocable in certain circumstances, including in the event we do not achieve certain payments and milestone deadlines. Without these licenses, we may not be able to continue to develop our product candidates.

The LLU License Agreement may be terminated by LLU in the event of a breach by us of any non-payment provision (including the provision that requires us to meet certain deadlines for milestone events (each, a “Milestone Deadline”)) not cured within 90 days after delivery of written notice by LLU. Additional Milestone Deadlines include: (i) the requirement to have regulatory approval of an IND application to initiate first-in-human clinical trials on or before March 31, 2023 (which has been extended to March 31, 2024 with a payment of a $100,000 extension fee), (ii) the completion of first-in-human (phase I/II) clinical trials by March 31, 2024, (iii) the completion of Phase III clinical trials by March 31, 2026 and (iv) biologic licensing approval (BLA) by the FDA by March 31, 2027. If the LLU License Agreement were to be terminated by LLU, we would lose our most significant asset and may no longer be able to develop our product candidates, which would have a material adverse effect on our operations.

The February 2020 License Agreement with Stanford may be terminated by Stanford if we (i) are delinquent on any report or payments; (ii) are not diligently developing and commercializing Licensed Product (as defined in the February 2020 License Agreement); (iii) miss a milestone described in the agreement; (iv) are in breach of any other provision of the agreement; or (v) if we provide a false report to Stanford. The Termination discussed above will take effect only upon 30 days written notice by Stanford unless we remedy the breach within a 30-day cure period. If the February 2020 License Agreement were to be terminated by Stanford, we would lose a significant asset and may no longer be able to develop our product candidates, which would have a material adverse effect on our operations. The Company is current with its obligations and have submitted a year end report as well as provided additional milestone plans for research and development as well as commercialization.

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

Risks Related to Our Common Stock

We are under a panel monitor from Nasdaq as we have historically failed to comply with certain listing requirements of the Nasdaq Stock Market, which could result in our Common Stock being delisted from the Nasdaq Stock Market.

On November 21, 2023, the Company received written notice from Nasdaq that it had regained compliance with the Public Float Rule. On December 29, 2023, the Company received written notice from Nasdaq that it had regained compliance with the Stockholders’ Equity Rule, but will be subject to a Mandatory Panel Monitor for a period of one year.

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

On December 28, 2021, we entered into a Share Exchange Agreement with Cellvera Global f/k/a AiPharma Global, pursuant to which we (i) will acquire 9.5% of the issued and outstanding equity interests in Cellvera Global in exchange for the issuance of 61 shares of our common stock of Aditxt and a cash payment of $250,000, at an initial closing upon the satisfaction or waiver of certain conditions to closing; and (ii) acquire the remaining 90.5% of the issued and outstanding equity interests in Cellvera Global in exchange for the issuance of 500 shares of our common stock and a cash payment of $250,000 at a secondary closing upon the satisfaction or waiver of certain conditions to closing. Additionally, we may elect to raise additional capital due to market conditions or strategic considerations. If additional shares are issued in connection with the proposed acquisition transaction or additional capital is raised through the sale of equity or convertible debt securities, the issuance of those securities could result in further dilution to our stockholders.

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

We may engage in future acquisitions or strategic transactions, which may require us to seek additional financing or financial commitments, increase our expenses and/or present significant distractions to our management.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease property consisting of office and laboratory space located at 2569 Wyandotte, St., Suite 101 Mountain View, CA 94043. The lease expires on August 31, 2024, subject to extension. As of December 31, 2023 the Company is one month in arrears on our Mountain View lease.

We lease property consisting of office space located at 532 Broadhollow Road, Suite 118, Melville, NY 11747. The lease expires on December 31, 2025, subject to extension. As of December 31, 2023 the Company is one month in arrears on our Melville lease.

We lease property consisting of office and laboratory space located at 737 N. 5th Street Richmond, Virginia 23219. The lease expires on August 31, 2026, subject to extension. As of December 31, 2023 the Company is 1.75 months in arrears on our Richmond lease.

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

Holders

As of April 12, 2024, there were approximately 168 record holders of our common stock. As of April 12, 2024, there were 5, 13, and 1 holder(s) of Series A-1 Convertible Preferred Stock, Series B-1 Convertible Preferred Stock, and Series B-2 Convertible Preferred Stock, respectively. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

On December 19, 2023, the Company issued a consultant 70,000 shares of common stock for services rendered.

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

Use of Proceeds from Initial Public Offering

On July 2, 2020, we completed our initial public offering (“IPO”). In connection therewith, we issued 614 Units (the “IPO Units”), excluding the underwriters’ option to cover overallotments, at an offering price of $18,000.00 per IPO Unit, resulting in gross proceeds of approximately $11.0 million. The IPO Units issued in the IPO consisted of one share of common stock, one Series A warrant, and one Series B warrant. The Series A warrants originally had an exercise price of $18,000.00 and a term of 5 years. In addition, we issued a Unit Purchase Option at an exercise price of $22,500.00 per unit to the underwriters to purchase up to 34 units, with each unit consisting of (i) one share of common stock and (ii) one Series A Warrant. On August 19, 2020 we modified the exercise price of the Series A Warrants from $18,000.00 per share to $9,000.00 per share. The term of the Series A Warrants was not modified. The Series B warrants have an exercise price of $22,500.00 per share, a term of 5 years and contain a cashless exercise option upon certain criteria being met. As of December 31, 2020, substantially all of the Series B warrants issued in the IPO have been exercised pursuant to a cashless provision therein.

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

Pending approval by the International Review Board and U.S. Food and Drug Administration, a human trial for SPS is expected get underway in the first half of 2024 with enrollment of up to 20 patients, some of whom may also have type 1 diabetes. ADI-100 will initially be tested for safety and efficacy. ADI-100 is designed to tolerize against an antigen known as glutamic acid decarboxylase (“GAD”), which is implicated in type-1 diabetes, psoriasis, stiff person syndrome, and in many autoimmune diseases of the CNS. IND-enabling work is also near completion in support of a Clinical Trial Application submission to the Paul Ehrlich Institute, the regulatory agency in Germany, to initiate clinical trials in psoriasis and type 1 diabetes.

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

License Agreement with Loma Linda University (“LLU”)

On March 15, 2018, we entered into a License Agreement with LLU, which was subsequently amended on July 1, 2020. Pursuant to the LLU License Agreement, we obtained the exclusive royalty-bearing worldwide license to all intellectual property, including patents, technical information, trade secrets, proprietary rights, technology, know-how, data, formulas, drawings, and specifications, owned or controlled by LLU and/or any of its affiliates (the “LLU Patent and Technology Rights”) and related to therapy for immune-mediated inflammatory diseases (the ADI™ technology). In consideration for the LLU License Agreement, we issued 13 shares of common stock to LLU.

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

Licensed Technologies – AditxtScoreTM

We issued Pearsanta an exclusive worldwide sub-license for commercializing the AditxtScore™ technology which provides a personalized comprehensive profile of the immune system. AditxtScore is intended to detect individual immune responses to viruses, bacteria, peptides, drugs, supplements, bone marrow and solid organ transplants, and cancer. It has broad applicability to many other agents of clinical interest impacting the immune system, including those not yet identified such as emerging infectious agents.

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

ADIVIR, INC.

Formed in April of 2023, Adivir™, Inc. is a wholly owned subsidiary, dedicated to the clinical and commercial development efforts of innovative products for population health, including antiviral and other antimicrobial products, which have the potential to address a wide range of infectious diseases, including those that currently lack viable treatment options.

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

Going Concern

We were incorporated on September 28, 2017 and have not generated significant revenues to date. During the year ended and as of December 31, 2023, we had a net loss of $32,390,447 and cash of $97,102. We are currently over 90 days past due on a significant number of vendor obligations. The Company will require significant additional capital to operate in the normal course of business and fund clinical studies in the long-term. We believe our remaining funds on hand will not be sufficient to fund our operations for the next 12 months and such creates substantial doubt about our ability to continue as a going concern beyond one year.

Financial Results

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Our financial statements as of December 31, 2023, show a net loss of $32,275,156. We expect to incur additional net expenses over the next several years as we continue to maintain and expand our existing operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

Results of Operations

Results of operations for the years ended December 31, 2023 and 2022

We generated revenue of $645,176 and $933,715 for the years ended December 31, 2023 and 2022, respectively. Cost of sales for the years ended December 31, 2023 and 2022 was $756,836 and $766,779, respectively.

During the year ended December 31, 2023, we incurred a loss from operations of $26,062,425. This is due primarily to general and administrative expenses of $18,607,142. This includes approximately $9,641,000 in payroll expenses, $4,484,000 in professional fees, and $1,133,077 in stock-based compensation. Research and development expenses were $7,074,339 which includes $1,815,068 in consulting expenses and $262,154 in stock-based compensation. Sales and marketing expenses were $269,284, which includes $6,787 in stock-based compensation.

During the year ended December 31, 2022, we incurred a loss from operations of $25,480,098. This is due to general and administrative expenses of $15,985,552, which includes $1,516,805 in stock-based compensation, research and development of $7,268,084, which includes $591,518 in stock-based compensation, sales and marketing expenses of $1,849,460, which includes $1,023,045 in stock-based compensation and impairment on note receivable of $534,938. The $7,268,084 in research and development is mainly comprised of $2,145,382 in consulting expenses, and $3,375,757 in compensation offset by a one-time adjustment to research and development purchases. During the year, the Company transitioned from purchasing certain inventory items to internally manufacturing these items.

The decrease in expenses during the year ended December 31, 2023 compared to the year ended December 31, 2022 was due to decreased research and development spend and the termination of a sales and marketing vendor.

Liquidity and Capital Resources

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2023, we had an accumulated deficit of $127,635,389. We had working capital of $(18,976,866) as of December 31, 2023. During the year ended December 31, 2023, we purchased $14,407 in fixed assets, for which we made cash payments of $14,407. Of the $14,407, $12,356 of these purchased fixed assets were lab equipment and $2,051 was for computers.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

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

On December 29, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (“the “Purchaser”) for the issuance and sale in a private placement (the “Private Placement”) of (i) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,237,114 shares of the Company’s common stock, par value $0.001 (the “Common Stock”) at an exercise price of $0.001 per share, and (ii) warrants (the “Common Warrants”) to purchase up to 2,474,228 shares of the Company’s Common Stock, at a purchase price of $4.85 per share. The Private Placement closed on January 4, 2024. The net proceeds to the Company from the Private Placement are expected to be approximately $5.5 million, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company intends to use the net proceeds received from the Private Placement for continuing operating expenses and working capital.

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

Contractual Obligations

The following table shows our contractual obligations as of December 31, 2023:

	Payment Due by Year
	Total	2024	2025	2026
Lease	$2,139,458	$1,004,982	$710,546	$423,930

Critical Accounting Polices and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Plan of Operations—Critical Accounting Policies” in our Prospectus, dated September 1, 2020, filed with the SEC pursuant to Rule 424(b), are critical to fully understanding and evaluating our financial condition and results of operations. The following involve the most judgment and complexity:

●	Research and development

●	Stock-based compensation expense

●	Preferred Stock

●	Investments

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

Recently Issued and Adopted Accounting Pronouncements

See Note 3 - Summary of Significant Accounting Policies to the accompanying consolidated financial statements for a description of other accounting policies and recently issued accounting pronouncements.

Recent Developments

See Note 12 – Subsequent Event to the accompanying consolidated financial statements for a description of material recent developments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 229.10(f)(1).

Item 8. Financial Statements and Supplementary Data.

See pages F-1 through F-39 following the Exhibit Index of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Assessment of the Effectiveness of Internal Controls over Financial Reporting

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed, and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in a non-effective manner.

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our independent registered accounting firm determined that we did not maintain effective internal controls over financial reporting and the following material weaknesses existed as of December 31, 2023:

●	We did not maintain adequate controls over the documentation of accounting and financial reporting policies and procedures. Specifically, we did not maintain policies and procedures to ensure account reconciliations were adequately prepared and reviewed by management.

●	We did not retain individuals and/or entities with extensive knowledge to recognize and record technical and complex accounting issues.

●	We did not maintain the sufficient procedures for the identification and cutoff of accounts payable.

These material weaknesses resulted in material misstatements to the financial statements, which were corrected. There were no changes to previously released financial results. We are in the process of remediating these material weaknesses.

This report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting in accordance with applicable SEC rules that permit us to provide only management´s report in this report.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

N/A.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Set forth below is certain information with respect to the individuals who are our directors and executive officers as of December 31, 2023:

Name	Age	Positions
Amro Albanna	54	Chief Executive Officer, Director
Corinne Pankovcin	57	Chief Commercialization Officer
Shahrokh Shabahang, D.D.S., MS, Ph.D.	61	Chief Innovation Officer, Director
Rowena Albanna	58	Chief Operating Officer
Thomas J. Farley	50	Chief Financial Officer
Charles Nelson	70	Director
Brian Brady	45	Director
Jeffrey W. Runge, M.D.	68	Director

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

Corinne Pankovcin — Chief Commercialization Officer

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

Brian Brady - Director

Mr. Brady has served as a Director since December 1, 2018. Mr. Brady currently serves as President of a Family Office. Mr. Brady previously was the Director of Investments at a large hospital system from March 2016 through December 2022, where he was responsible for the management of investment activity related to the organization and personal investments of the family that owns that company. From December 2011 to March 2016, Mr. Brady was the Vice President/Portfolio Manager at a wealth advisory firm, where he served in an investment advisory role, including asset and portfolio management. Mr. Brady graduated in 2001 with a Bachelor’s degree in Finance from the University of Illinois at Chicago and in 2014 with a Master of Business Administration degree from the University of Chicago. We believe that Mr. Brady’s extensive experience with financial markets and management of investment activities qualifies him to serve as a director of our Company.

Charles Nelson - Director

Mr. Nelson has served as a director since November 2023. Prior to his appointment as a member of the Board, Mr. Nelson was a consultant to the Company from September 2020 through September 2023. He began his financial career as a market representative with American International Group and in 1979 joined Dean Witter Reynolds as a Financial Advisor, working with high net worth and institutional clients. In 1980, he joined Drexel Burnham and Lambert, and subsequently, at Ladenberg Thalmann and then at Auerbach Pollack and Richardson originating equity and investment banking transactions. Over the last 20 years, Mr. Nelson has been involved with financing companies in the fintech, healthcare and bio-pharma spaces through private equity and public financing including listings on the Nasdaq and the NYSE. We believe that Mr. Nelson’s extensive experience in capital markets qualifies him to serve as a director of our Company.

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

Under such definitions, we consider Mr. Nelson, Mr. Brady, and Dr. Runge to be “independent.” Nasdaq listing rules permits a phase-in period of up to one year for an issuer registering securities in an initial public offering to comply with its requirement that a majority of the board of directors be made up of independent directors. However, our common stock is not currently quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our Board be independent and, therefore, the Company is not subject to any director independence requirements. We are subject to Nasdaq’s director independence requirements and are required to structure our board of directors accordingly.

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

The composition and functions of each committee are described below.

Name	Independent	Audit		Nominating and Corporate Governance		Compensation
Amro Albanna
Shahrokh Shabahang, D.D.S., MS, Ph.D.
Brian Brady	X	X	*	X		X
Charles Nelson	X	X		X		X	*
Jeffrey Runge, M.D.	X	X		X	*	X

*	Chairman of the committee

Audit Committee

The Audit Committee, among other things, is responsible for:

●	appointing; approving the compensation of; overseeing the work of; and assessing the independence, qualifications, and performance of the independent auditor;

●	reviewing the internal audit function, including its independence, plans, and budget;

●	approving, in advance, audit and any permissible non-audit services performed by our independent auditor;

●	reviewing our internal controls with the independent auditor, the internal auditor, and management;

●	reviewing the adequacy of our accounting and financial controls as reported by the independent auditor, the internal auditor, and management;

●	overseeing our financial compliance system; and

●	overseeing our major risk exposures regarding the Company’s accounting and financial reporting policies, the activities of our internal audit function, and information technology.

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

The Audit Committee consists of Mr. Brady, Mr. Nelson, and Dr. Runge. Mr. Brady chairs the Audit Committee.

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

The Compensation Committee consists of Mr. Brady, Mr. Nelson, and Dr. Runge. Mr. Nelson serves as chairman of the Compensation Committee. The Board has affirmatively determined that each member of the Compensation Committee meets the independence criteria applicable to compensation committee members under SEC rules and Nasdaq listing rules.

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

The Nominating and Corporate Governance Committee consists of Dr. Runge, Mr. Brady, and Mr. Nelson. Dr. Runge serves as chairman of the Nominating and Corporate Governance Committee. The Company’s Board of Directors has determined that each member of the Nominating and Corporate Governance Committee is independent within the meaning of the independent director guidelines of Nasdaq listing rules.

Compensation Committee Interlocks and Insider Participation

None of the Company’s executive officers serves, or in the past has served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of the Company’s board of directors or its compensation committee. None of the members of the Company’s compensation committee is, or has ever been, an officer or employee of the Company. There are no interlocking relationships as defined in the applicable SEC rules.

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

Item 11. Executive Compensation

The following table represents information regarding the total compensation for the named executive officers of the Company as of December 31, 2023 and 2022:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Restricted Stock Units ($)	All Other Compensation ($)(4)	Total ($)
Amro Albanna	2023	432,119	-	-	47,114	-	40,000	519,233
Chief Executive Officer and Director	2022	500,000	-		-	-	-	500,000

Shahrokh Shabahang, D.D.S., MS, Ph.D.	2023	293,502	-	-	35,336	-	30,000	358,837
Chief Innovation Officer	2022	325,000	-	-	-	-	-	325,000

Corinne Pankovcin	2023	346,774	-	-	23,557	-	20,000	390,331
Chief Commercialization Officer, Former President(1), Former Chief Financial Officer(2)	2022	385,000	-	-	-	-	-	385,000

Thomas J. Farley	2023	337,894	-	-	23,557	-	20,000	381,451
Chief Financial Officer	2022	360,833	-	-	-	-		360,833

Matthew Shatzkes	2023	198,670	890,893	-		-	34,076	1,123,639
Former Chief Legal Officer & General Counsel(3)	2022	368,958	246,697	-	-	218,064	-	833,719

Option awards represent granted options at the fair market value as of the date of grant. Restricted stock units represent granted restricted stock units at the fair market value as of the date of grant.

(1)	In February 2023, the Company formed a subsidiary, Pearsanta, Inc. in order to accelerate the growth of the Company’s AditxtScore program through future strategic revenue and growth oriented transactions. In connection with the formation of Pearsanta and Corinne Pankovcin’s anticipated role in driving such strategic revenue and growth oriented transactions, Ms. Pankovcin’ s title was changed from President to Chief Commercialization Officer, effective April 12, 2023.

(2)	Ms. Pankovcin served as the Company’s Chief Financial Officer from July 2020 through September 25, 2021. She was appointed as our President on September 25, 2021. Ms. Pankovcin’s title was changed from President to Chief Commercialization Officer effective April 12, 2023.

(3)	Mr. Shatzkes joined Aditxt in January of 2022. Mr. Shatzkes departed Aditxt in July of 2023.

(4)	All other compensation is inclusive of Pearsanta, Inc. option grants to Mr. Albanna, Dr. Shabahang, Ms. Pankovcin, and Mr. Farley. Mr. Shatzkes received consideration in connection with the Separation and General Release agreement.

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

Matthew Shatzkes, Former Chief Legal Officer and General Counsel

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

On July 21, 2023, Matthew Shatzkes tendered his resignation as Chief Legal Officer, General Counsel and Corporate Secretary of the Company. In connection with his resignation, the Company entered into a Separation Agreement and General Release (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Shatzkes employment with the Company terminated on August 4, 2023 (the “Termination Date”). In addition, the Company agreed to pay Mr. Shatzkes within seven days after the Termination Date: (i) $122,292, representing all accrued salary and wages (inclusive of Base Compensation and earned Subsequent Quarterly Bonus amounts, as those terms are defined in Mr. Shatzkes employment agreement), and (ii) $32,576, representing Mr. Shatzkes accrued, but unused paid time off. The Company also agreed to pay Mr. Shatzkes: (i) $385,000, representing 12 months of Mr. Shatzkes Base Compensation (as that term is defined in Mr. Shatzkes employment agreement), and (ii) $290,000, representing Mr. Shatzkes Subsequent Year Minimum Bonus (as such term is defined in Mr. Shatzkes employment agreement), on the 60th day following the Termination Date. In addition, the Company shall reimburse Mr. Shatzkes COBRA premium for a period of 12 months and shall cause any restricted stock units granted to Mr. Shatzkes to immediately vest as of the Termination Date.

On August 15, 2023, the Company entered into an Amendment to Separation Agreement and General Release with Mr. Shatzkes (the “Separation Agreement Amendment”). Pursuant to the Separation Agreement Amendment, the Company was required to pay Mr. Shatzkes, upon the earlier of (i) September 1, 2023 or (ii) two business days following the closing of a capital raise by the Company, an amount equal to $91,060.16, which amount represents the balance of Mr. Shatzkes’ Accrued Salary and Wages and Accrued PTO plus an additional $1,000 to serve as consideration for entering into the Separation Agreement Amendment. In addition, under the Separation Agreement Amendment, the Company was required to pay Mr. Shatzkes the Severance Base Compensation and the Severance Bonus upon the earlier of (i) the 60th day following the Termination Date or (ii) two business days following the closing of a capital raise by the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of February 12, 2024 based on 1,665,214 shares issued and outstanding by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) our executive officers and (iv) all directors and executive officers as a group. Shares are beneficially owned when an individual has voting and/or investment power over the shares or could obtain voting and/or investment power over the shares within 60 days of February 12, 2024. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Aditxt, Inc., 737 N. Fifth Street, Suite 200, Richmond, VA 23219.

	Number of shares of Common Stock Beneficially Owned	Percentage
Directors and Officers:
Amro Albanna (1)	10,103	*	%
Shahrokh Shabahang, D.D.S., MS, Ph.D. (2)	7,780	*	%
Corinne Pankovcin (3)	4,966	*	%
Rowena Albanna (4)	4,956	*	%
Brian Brady (5)	488	*	%
Jeffrey Runge, M.D. (6)	483	*	%
Thomas J. Farley (7)	4,812	*	%
Charles Nelson (8)	731	*	%
All directors and executive officers as a group (9 persons)	34,319	2.1%

*	Less than 1%

(1)	Includes (i) 9,704 shares issuable pursuant to options that are fully vested; (ii) 228 shares beneficially owned by the Albanna Family Trust, of which Mr. Albanna is the Trustee; (iii) 151 shares directly owned by Mr. Albanna; and (iv) 20 Series A Warrants issued as part of the conversion of outstanding accrued compensation through March 31, 2020. Mr. Albanna may be deemed to beneficially own the securities held by his wife Rowena Albanna, the Company’s Chief Operating Officer.

(2)	Includes (i) 7,108 beneficially owned by Shabahang-Hatami Family Trust, of which Shahrokh Shabahang, D.D.S., MS, Ph.D. is the Trustee; (ii) warrants to purchase 111 shares, including 24 Series A Warrants issued as part of the conversion of outstanding accrued compensation through March 31, 2020, and 87 warrants beneficially owned by the Shabahang-Hatami Family Trust; (iii) 561 shares directly owned by Mr. Shabahang.

(3)	Includes (i) 86 shares held directly by Ms. Pankovcin; and (ii) 4,880 shares issuable pursuant to options that are fully vested.

(4)	Includes (i) 86 shares held directly by Ms. Albanna; (ii) 4,852 shares issuable pursuant to options that are fully vested; and (iii) 18 Series A Warrants issued as part of the conversion of outstanding accrued compensation through March 31, 2020. Ms. Albanna may be deemed to beneficially own the securities held by her husband Amro Albanna, the Company’s Chief Executive Officer.

(5)	Includes (i) 13 shares held directly by Mr. Brady; and (ii) 475 shares issuable pursuant to options that are fully vested.

(6)	Includes (i) 2 shares held by Biologue, Inc., over which Dr. Runge has voting and dispositive control; (ii) 6 shares held directly by Dr. Runge; and (iii) 475 shares issuable pursuant to options that are fully vested.

(7)	Includes (i) 80 shares held directly by Mr. Farley and (ii) 4,732 shares issuable pursuant to options that are fully vested.

(8)	Includes (i) 261 shares held by Siu Kim Athle International, LLC., over which Mr. Nelson has voting and dispositive control and (ii) 470 shares issuable pursuant to options that are fully vested.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as described below and except for employment arrangements which are described under “executive compensation,” since January 1, 2018, there has not been, nor is there currently proposed, other than described below, any transaction in which we are or were a participant, the amount involved exceeds the lesser of $120,000 or 1% of the average of the total assets at December 31, 2023 and 2022, and any of our directors, executive officers, holders of more than 5% of our Common Stock or any immediate family member of any of the foregoing had or will have a direct or indirect material interest.

On February 29, 2024, Amro Albanna, the Chief Executive Officer of the Company, and Shahrokh Shabahang, the Chief Innovation Officer of the Company, loaned $117,000 and $115,000, respectively, to the Company. The loans were evidenced by an unsecured promissory note (the “February 29th Notes”). Pursuant to the terms of the February 29th Notes, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of August 29, 2024 or an event of default, as defined therein.

On February 15, 2024, Amro Albanna, the Chief Executive Officer of the Company loaned $205,000 to the Company. The loan was evidenced by an unsecured promissory note (the “February Note”). Pursuant to the terms of the February Note, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of August 15, 2024 or an event of default, as defined therein.

On February 7, 2024, Amro Albanna, the Chief Executive Officer of the Company loaned $30,000 to the Company. The loan was evidenced by an unsecured promissory note (the “February Note”). Pursuant to the terms of the February Note, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of August 7, 2024 or an event of default, as defined therein.

On December 20, 2023, Amro Albanna, the Chief Executive Officer of the Company loaned $165,000 to the Company. The loan was evidenced by an unsecured promissory note (the “Second December Note”). Pursuant to the terms of the December Note, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of June 20, 2024 or an event of default, as defined therein. As of December 31, 2023 this loan has been repaid.

On December 6, 2023, Amro Albanna, the Chief Executive Officer of the Company loaned $200,000 to the Company. The loan was evidenced by an unsecured promissory note (the “First December Note”). Pursuant to the terms of the December Note, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of June 6, 2024 or an event of default, as defined therein. As of December 31, 2023 this loan has been repaid.

On November 30, 2023, Amro Albanna, the Chief Executive Officer of the Company loaned $10,000 to the Company. The loan was evidenced by an unsecured promissory note (the “November Note”). Pursuant to the terms of the November Note, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of May 30, 2024 or an event of default, as defined therein. As of December 31, 2023 this loan has been repaid.

On June 12, 2023, Amro Albanna, the Chief Executive Officer of the Company and Shahrokh Shabahang, the Chief Innovation Officer of the Company, loaned $200,000 and $100,000, respectively, to the Company. The loans were evidenced by an unsecured promissory note (the “June Notes”). Pursuant to the terms of the June Notes, each of the June Notes will accrue interest at the Prime rate of eight and one-quarter percent (8.25%) per annum and is due on the earlier of December 12, 2023 or an event of default, as defined therein. As of December 31, 2023 this loan has been repaid.

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

On July 11, 2023, we entered into a Subscription and Investment Representation Agreement (the “Subscription Agreement”) with Amro Albanna, its Chief Executive Officer, who is an accredited investor (the “Purchaser”), pursuant to which the Company agreed to issue and sell one (1) share of the Company’s Series C Preferred Stock, par value $0.001 per share (the “Preferred Stock”), to the Purchaser for $1,000 in cash. The sale closed on July 11, 2023.

On July 19, 2022, we entered into a Subscription and Investment Representation Agreement (the “Subscription Agreement”) with Amro Albanna, its Chief Executive Officer, who is an accredited investor (the “Purchaser”), pursuant to which the Company agreed to issue and sell one (1) share of the Company’s Series B Preferred Stock, par value $0.001 per share (the “Preferred Stock”), to the Purchaser for $20,000 in cash. The sale closed on July 19, 2022. The one share of Series B Preferred Stock was redeemed by the Company on Pctober 7, 2022 for $20,000 following the approval of the 2022 reverse stock split.

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

On March 8, 2018, we entered into an Assignment Agreement (the “Assignment Agreement”) with Sekris. See “Summary — Overview — License Agreement with Loma Linda University.” Dr. Shabahang, our Chief Innovative Officer, was the Chief Executive Officer of Sekris. Sekris was subsequently dissolved in 2019.

On March 8, 2018, we issued a warrant to purchase up to 10,000 shares of our Common Stock to Sekris. On March 2, 2018, we issued a 4% unsecured promissory note to Sekris in the principal amount of $10,000. Principal and interest was due on September 2, 2018 or immediately upon an event of default. On February 12, 2018, we issued a 4% unsecured promissory note to Sekris in the principal amount of $50,000. Principal and interest was due on August 12, 2018 or immediately upon an event of default. On January 22, 2018, we issued a 4% unsecured promissory note to Sekris in the principal amount of $40,000. Principal and interest was due on July 22, 2018 or immediately upon an event of default.

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

Item 14. Principal Accounting Fees and Services

dbbmckennon acted as the Company’s independent registered public accounting firm for the years ended December 31, 2023 and 2022 and for the interim periods in such fiscal years. The following table shows the fees that were incurred by the Company for audit and other services provided by dbbmckennon for the years ended December 31, 2023 and 2022.

	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit Fees (a)	$125,735	$111,250
Tax Fees (b)	-	-
Other Fees (c)	33,325	7,400
Total	$161,083	$120,672

(a)	Audit fees represent fees for professional services provided in connection with the audit of the Company’s annual financial statements and the review of its financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory or regulatory filings.

(b)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

(c)	Other fees represent fees related to our filing of certain Registration Statements.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3)	Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
1.1	At The Market Offering Agreement dated December 20, 2022 between Aditxt, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 20, 2022)
2.1	Share Exchange Agreement, dated as of December 28, 2021 by and between AiPharma Group Ltd. and Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 28, 2021)
2.2	Amendment to Share Exchange Agreement by and between AiPharma Group Ltd. and Aditxt, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
2.3	Second Amendment to Share Exchange Agreement by and between AiPharma Group Ltd. and Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 16, 2022)
2.4	Arrangement Agreement between Appili Therapeutics, Inc., Aditxt, Inc. and Adivir, Inc. dated as of April 1, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 4, 2024)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
3.2	Certificate of Amendment, dated June 29, 2020 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2020)
3.3	Amended and Restated Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
3.4	Certificate of Designation Series A Preferred Stock (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-248491)
3.5	Certificate of Amendment, filed with the Secretary of State of the State of Delaware on May 24, 2021 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 25, 2021)
3.6	Certificate of Amendment, dated July 6, 2021 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 8, 2021)
3.7	Amendment No. 1 to Amended and Restated Bylaws of Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 8, 2022)
3.8	Certificate of Designation of Series B Preferred Stock, dated July 19, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 20, 2022)
3.9	Certificate of Amendment to Certificate of Incorporation of Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 14, 2022)
3.10	Certificate of Designation for Series A-1 Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 26, 2023)
3.11	Certificate of Designation for Series B-1 Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 30, 2024)
3.12	Certificate of Designation for Series B-2 Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 2, 2024)
4.1	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 25, 2021)
4.2	Form the Company’s common stock certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
4.3	Form of Series A-1 Warrant Agent Agreement (including the terms of the Series A-1 Warrant) (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-248491)
4.4	Form of Series B-1 Warrant Agent Agreement (including the terms of the Series B-1 Warrant) (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-248491)
4.5	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)

10.1	Form of Promissory Note issued to Sekris Biomedical, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.2	Warrant, dated March 8, 2018, issued to Sekris Biomedical, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.3	Form of Private Placement Subscription Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.4	Patent Licensing Agreement, dated February 3, 2020 (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.5	Patent and Technology License Agreement, dated March 15, 2018 between Loma Linda University and Aditx Therapeutics, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.6	Amendment Agreement to the Patent and Technology License Agreement, dated July 1, 2020 by and between Loma Linda University and Aditx Therapeutics, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2020)
10.7	2017 Equity Incentive Plan and forms of award agreements thereunder (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.8	Consulting Agreement, dated March 1, 2018 between Aditx Therapeutics, Inc. and Canyon Ridge Development LLC d/b/a Mission Critical Solutions International (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.9	Form of July 2018 Securities Purchase Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.10	Form of July 2018 Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.11	Form of April 2018 Promissory Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.12	Form of March 2019 Promissory Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.13	Form of October 2019 Securities Purchase Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.14	Form of October 2019 Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.15	Form of January 2020 Note Purchase Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.16	Form of January 2020 Private Placement Promissory Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.17	Consulting Agreement by and between the Company and Salveo Diagnostics, Inc., dated November 18, 2020 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 23, 2020)
10.18	Form of Senior Secured Convertible Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)
10.19	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)
10.20	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)
10.21	Form of Registration Rights Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)
10.22	Employment Agreement, dated as of February 24, 2021, by and between the Company and Amro Albanna (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 26, 2021)
10.23	2021 Omnibus Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 26, 2021)
10.24	Lease Agreement, dated as of May 4, 2021, by and between LS Biotech Eight, LLC as Landlord, and Aditxt Therapeutics, Inc., as Tenant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 10, 2021)
10.25	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
10.26	Placement Agency Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
10.27	Form of Placement Agent Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
10.28	Waiver and Defeasance Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
10.29	Secured Credit Agreement, dated as of August 27, 2021, by and among AiPharma, AiPharma Holdings Limited, AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.30	Security Agreement, dated as of August 27, 2021 by and between AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.31	Security Agreement, dated as of August 27, 2021 by and between AiPharma Limited and the Company (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.32	Security Agreement – AiPharma Limited and Aditxt (BVI Law) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.33	Floating Charge (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.34	Transaction Agreement, dated as of October 4, 2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.35	First Amendment to Secured Credit Agreement with AiPharma Global Holdings LLC dated October 18, 2021 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)

10.36	Second Amendment to Secured Credit Agreement with AiPharma Global Holdings LLC dated October 27, 2021(incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.37	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Amro Albanna, Chief Executive Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.38	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Corinne Pankovcin, President and Secretary (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.39	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Thomas Farley, Chief Financial Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.40	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Shahrokh Shabahang, Chief Innovation Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.41	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Rowena Albanna, Chief Operating Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.42	Form of Warrant Reduction and Release Agreement dated as of November 24, 2021 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.43	First Amendment to Transaction Agreement dated November 30, 2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.44	Third Amendment to Secured Credit Agreement dated November 30, 2021, by and among AiPharma, AiPharma Holdings Limited, AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.45	Second Amendment to Transaction Agreement dated December 7, 2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.46	Secured Credit Agreement, dated as of December 8, 2021, by and among the Company and the Target Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.47	Third Amendment to Transaction Agreement dated December 17, 2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.48	Fifth Amendment to Secured Credit Agreement dated December 22, 2021, by and among AiPharma, AiPharma Holdings Limited, AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.49	Sixth Amendment to Secured Credit Agreement dated December 28, 2021, by and among AiPharma, AiPharma Holdings Limited, AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.50	Employment Agreement between Aditxt, Inc. and Matthew Shatzkes, Chief Legal Officer and General Counsel (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.51	Forbearance Agreement and Seventh Amendment to Secured Credit Agreement dated as of February 14, 2022 by and among the Company, Cellvera Global Holdings LLC, Cellvera Holdings Ltd., Cellvera Asia Limited (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.52	Fourth Amendment to Transaction Agreement dated December 22,2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.53	Series C Warrant Agent Agreement (incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed on April 15, 2022)
10.54	Form of Placement Agent Warrant dated January 25, 2021 (incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed on April 15, 2022)
10.55	Forbearance Agreement and Eighth Amendment to Secured Credit Agreement dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
10.56	Security Agreement between Cellvera Holdings and Aditxt, Inc. dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
10.57	Security Agreement between Cellvera Development LLC and Aditxt, Inc. dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
10.58	Security Agreement between Cellvera Global Holdings and Aditxt, Inc. dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
10.59	Amended and Restated Security Agreement between Cellvera Asia Limited and Aditxt, Inc. dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
10.60	Revenue Sharing Agreement by and among Aditxt, Inc., Cellvera Global Holdings LLC and Cellvera Asia Limited dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
10.61	Form of Agreement for the Purchase and Sale of Future Receipts (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 3, 2022)
10.62	Amendment No. 1 to Series C Warrant Agent Agreement dated June 15, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 15, 2022)
10.63	Inducement Offer to Exercise Series C Common Stock Purchase Warrants (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 15, 2022)
10.64	Form of New Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 15, 2022)

10.65	Form of Placement Agent Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 15, 2022)
10.66	Subscription and Investment Representation Agreement, dated July 19, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 20, 2022)
10.67	Unsecured Promissory Note dated July 21, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2022)
10.68	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 10, 2022)
10.69	Form of August 2022 Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 10, 2022)
10.70	Form of August 2022 Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 10, 2022)
10.71	Form of Registration Rights Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 10, 2022)
10.72	Form of Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 10, 2022)
10.73	Form of First Amendment and Waiver effective as of August 31, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 7, 2022)
10.74	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 7, 2022)
10.75	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on September 15, 2022)
10.76	Form of Warrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on September 15, 2022)
10.77	Form of Placement Agent’s Warrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on September 15, 2022)
10.78	Form of Pre-Funded Warrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on September 15, 2022)
10.79	Amendment No. 2 to Series C Warrant Agent Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 23, 2022)
10.80	Form of Amended and Restated Unit Purchase Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 23, 2022)
10.81	Form of Consulting Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 21, 2023)
10.82	Form of Business Loan and Security Agreement dated April 4, 2023(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 7, 2023)
10.83	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 24, 2023)
10.84	Form of Unsecured Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 25, 2023)
10.85	Form of Business Loan and Security Agreement, dated April 24, 2023 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 25, 2023)
10.86	Form of Agreement for the Purchase and Sale of Future Receipts (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2023)
10.87	Unsecured Promissory Note dated May 25, 2023 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2023)
10.88	Form of Unsecured Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 16, 2023)
10.89	At The Market Offering Agreement dated December 20, 2022 between Aditxt, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 20, 2022)
10.90	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 7, 2023)
10.91	Form of Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 7, 2023)
10.92	Form of Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 7, 2023)
10.93	Form of Registration Rights Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 7, 2023)
10.94	Form of Business Loan and Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 7, 2023)
10.95	Subscription and Investment Representation Agreement, dated July 11, 2023, by and between Aditxt, Inc., and the purchaser signatory thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 14, 2023)
10.96	Separation Agreement and General Release by and between Matthew Shatzkes and Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 27, 2023)

10.97	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 28, 2023)
10.98	Form of Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 28, 2023)
10.99	Form of Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 28, 2023)
10.100	Form of Registration Rights Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 28, 2023)
10.101	Amendment to Separation Agreement and General Release dated August 15, 2023 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 21, 2023)
10.102	Form of Business Loan and Security Agreement dated August 23, 2023 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 28, 2023)
10.103	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 6, 2023)
10.104	Form of Registration Rights Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 6, 2023)
10.105	Form of Business Loan and Security Agreement dated November 7, 2023 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 9, 2023)
10.106	Form of Unsecured Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 1, 2023)
10.107	Form of Unsecured Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 8, 2023)
10.108	Assignment Agreement dated as of December 11, 2023 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 12, 2023)
10.109	Form of December 2023 Secured Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 12, 2023)
10.110	Form of September 2024 Secured Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 12, 2023)
10.111	Form of Royalty Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 12, 2023)
10.112	IP Security Agreement dated December 11, 2023 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 12, 2023)
10.113	Security Agreement dated December 11, 2023 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 12, 2023)
10.114	Form of Consulting Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 22, 2023)
10.115	Form of Unsecured Promissory Note dated December 20, 2023 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 22, 2023)
10.116	Exchange Agreement, dated December 22, 2023 by and between the Company and the holders signatory thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 26, 2023)
10.117	Registration Rights Agreement, dated December 22, 2023 by and between the Company and the holders signatory thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 26, 2023)
10.118	Exchange Agreement, dated December 28, 2023 by and between the Company and the holders signatory thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 2, 2024)
10.119	Form of Voting Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 2, 2024)
10.120	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2024)
10.121	Form of Registration Rights Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2024)
10.122	Form of Amendment No. 1 to January 2024 Secured Notes (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2024)
10.123	Form of Amendment No. 2 to January 2024 Secured Notes (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2024)
10.124	Form of Amendment No. 1 to September 2024 Secured Notes (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2024)
10.125	First Amendment to Asset Purchase Agreement dated January 4, 2024 by and among Aditxt, Inc., Pearsanta, Inc. and MDNA Life Sciences, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 9, 2024)
10.126	First Amendment to Agreement and Plan of Merger dated as of January 8, 2024, by and among Aditxt, Inc., Adicure, Inc. and Evofem Biosciences, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 9, 2024)
10.127	Form of Business Loan and Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 30, 2024)

10.128	Assignment Agreement dated January 24, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 30, 2024)
10.129	Form of Securities Purchase Agreement dated January 24, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 30, 2024)
10.130	Patent Assignment dated January 24, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 30, 2024)
10.131	Form of Voting Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 30, 2024)
10.132	Second Amendment to Agreement and Plan of Merger dated as of January 8, 2024, by and among Aditxt, Inc., Adicure, Inc. and Evofem Biosciences, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 2, 2024)
10.133	Form of Amendment No. 3 to January 2024 Secured Notes (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 6, 2024)
10.144	Form of Amendment No. 2 to September 2024 Secured Notes (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 6, 2024)
10.145	Form of Unsecured Promissory Note dated February 7, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 9, 2024)
10.146	Unsecured Promissory Note dated February 15, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 16, 2024)
10.147	Engagement Letter dated February 16, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 21, 2024)
10.148	Assignment Agreement dated as of February 26, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 29, 2024)
10.149	Form of Amendment No. 4 to January 2024 Secured Notes (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 29, 2024)
10.150	Payoff Letter dated February 26, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 29, 2024)
10.151	Form of Unsecured Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 1, 2024)
10.152	Third Amendment to Agreement and Plan of Merger dated as of February 29, 2024, by and among Aditxt, Inc., Adicure, Inc. and Evofem Biosciences, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 4, 2024)
10.153	Unsecured Promissory Note dated March 7, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 11, 2024)
10.154	Unsecured Promissory Note dated April 10, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 12, 2024)
23.1	Consent of dbbmckennon, independent registered public accounting firm
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive, Financial, and Accounting Officers under Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of April 2024.

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

Signature	Title	Date

/s/ Amro Albanna	Chief Executive Officer	April 16, 2024
Amro Albanna	(Principal Executive Officer)

/s/ Thomas J. Farley	Chief Financial Officer	April 16, 2024
Thomas J. Farley	(Principal Financial and Accounting Officer)

/s/ Brian Brady	Director	April 16, 2024
Brian Brady

/s/ Charles Nelson	Director	April 16, 2024
Charles Nelson

/s/ Jeffrey W. Runge, M.D.	Director	April 16, 2024
Jeffrey W. Runge, M.D.

/s/ Shahrokh Shabahang	Chief Innovation Officer and Director	April 16, 2024
Shahrokh Shabahang

ADITXT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Aditxt, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aditxt, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows, for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s net losses and negative cash flow from operations, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

San Diego, California

April 16, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ADITXT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash	$97,102	$2,768,640
Accounts receivable, net	408,326	527,961
Inventory	745,502	950,093
Prepaid expenses	217,390	496,869
Subscription receivable	5,444,628	-
TOTAL CURRENT ASSETS	6,912,948	4,743,563

Fixed assets, net	1,898,243	2,318,863
Intangible assets, net	9,444	107,000
Deposits	106,410	355,366
Right of use asset - long term	2,200,299	3,160,457
Deferred issuance costs	-	50,000
Investment in Evofem	22,277,211	-
Deposit on acquisition	11,173,772	-
TOTAL ASSETS	$44,578,327	$10,735,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,554,959	$1,958,502
Notes payable - related party	375,000	-
Notes payable, net of discount	15,653,477	-
Financing on fixed assets	147,823	409,983
Deferred rent	158,612	188,581
Lease liability - current	999,943	1,086,658
TOTAL CURRENT LIABILITIES	25,889,814	3,643,724

Settlement liability	1,600,000	-
Lease liability - long term	1,041,744	1,885,218

TOTAL LIABILITIES	28,531,558	5,528,942

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 3,000,000 shares authorized, zero shares issued and outstanding, respectively	-	-
Series A-1 Convertible Preferred stock, $0.001 par value, 22,280 shares authorized, 22,280 and zero shares issued and outstanding, respectively	22	-
Series B Preferred stock, $0.001 par value, 1 share authorized, zero and zero shares issued and outstanding, respectively	-	-
Series B-2 Convertible Preferred stock, $0.001 par value, 2,625 shares authorized, 2,625 and zero shares issued and outstanding, respectively	3	-
Series C Preferred stock, $0.001 par value, 1 share authorized, zero and zero shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 1,318,969 and 107,698 shares issued and 1,318,918 and 107,647 shares outstanding, respectively	1,319	108
Treasury stock, 51 and 51 shares, respectively	(201,605)	(201,605)
Additional paid-in capital	143,997,710	100,448,166
Accumulated deficit	(127,741,072)	(95,040,362)
TOTAL ADITXT, INC. STOCKHOLDERS’ EQUITY	16,056,377	5,206,307

NON-CONTROLLING INTEREST	(9,608)	-

TOTAL STOCKHOLDERS’ EQUITY	16,046,769	5,206,307

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,578,327	$10,735,249

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
REVENUE
Sales	$645,176	$933,715
Cost of goods sold	756,836	766,779
Gross profit (loss)	(111,660)	166,936

OPERATING EXPENSES
General and administrative expenses $1,133,077, and $1,516,805 in stock-based compensation, respectively	18,607,142	15,985,552
Research and development, includes $262,154, and $591,518 in stock-based compensation, respectively	7,074,339	7,268,084
Sales and marketing $6,787, and $1,023,045 in stock-based compensation, respectively	269,284	1,849,460
Impairment on notes receivable	-	543,938
Total operating expenses	25,950,765	25,647,034

NET LOSS FROM OPERATIONS	(26,062,425)	(25,480,098)

OTHER EXPENSE
Interest expense	(4,195,127)	(753,038)
Interest income	10,166	57,348
Other income	-	58,960
Amortization of debt discount	(2,194,773)	(1,533,048)
Gain on note exchange agreement	51,712	-
Total other expense	(6,328,022)	(2,169,778)

Net loss before income taxes	(32,390,447)	(27,649,876)
Income tax provision	-	-

NET LOSS	$(32,390,447)	$(27,649,876)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(9,608)	-

NET LOSS ATTRIBUTABLE TO ADITXT, INC. & SUBSIDIARIES	$(32,380,839)	$(27,649,876)

Deemed Dividend	(319,871)	(37,667)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(32,700,710)	$(27,687,553)

Net loss per share - basic and diluted	$(108.15)	$(597.12)

Weighted average number of shares outstanding during the period - basic and diluted	302,356	46,369

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2023 AND 2022

	Preferred Shares Outstanding	Preferred Shares Par	Preferred A-1 Shares Outstanding	Preferred A-1 Shares Par	Preferred B Shares Outstanding	Preferred B Shares Par	Preferred B-2 Shares Outstanding	Preferred B-2 Shares Par	Preferred C Shares Outstanding	Preferred C Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
Balance December 31, 2022	-	-	$-	-	-	$-	-	$-	-	$-	107,647	$108	$(201,605)	$100,448,166	$(95,040,362)	$-	$5,206,307

Stock option compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	589,014	-	-	609,014

Restricted stock unit compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	308,479	-	-	308,479

Issuance of restricted stock units for compensation	-	-	-	-	-	-	-	-	-	-	157	2	-	(2)	-	-	-

Sale of common stock	-	-	-	-	-	-	-	-	-	-	8,463	9	-	507,007	-	-	507,016

Issuance of shares for services	-	-	-	-	-	-	-	-	-	-	74,675	75	-	484,450	-	-	484,525

Issuance of shares of Pearsanta Common Stock for IP	-	-	-	-	-	-	-	-	-	-	-	-	-	10,000	-	-	10,000

Warrants issued for cash, net of issuance costs	-	-	-	-	-	-	-	-	-	-	-	-	-	1,581,467	-	-	1,581,467

Exercise of warrants	-	-	-	-	-	-	-	-	-	-	1,055,374	1,057	-	(57)	-	-	1,000

Sale of Series C Preferred shares to related party	-	-	-	-	-	-	-	-	1	-	-	-	-	1,000	-	-	1,000

Issuance of shares for debt issuance costs	-	-	-	-	-	-	-	-	-	-	31,251	32	-	354,806	-	-	354,838

Issuance of warrants for offering, net of issuance costs	-	-	-	-	-	-	-	-	-	-	-	-	-	14,411,028	-	-	14,411,028

Modification of warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	319,871	(319,871)	-	-

Redemption of Series C Preferred shares to related party	-	-	-	-	-	-	-	-	(1)	-	-	-	-	(1,000)	-	-	(1,000)

Series A-1 Preferred shares issued for exchange agreement	-	-	22,280	22	-	-			-	-	-	-	-	22,277,211	-	-	22,277,233

Note exchange agreement	-	-	-	-	-	-	2,625	3	-	-	-	-	-	2,686,306	-	-	2,686,309

Rounding from reverse stock split	-	-	-	-	-	-			-	-	41,351	36	-	(36)	-	-	-

Net loss	--	-	-	-	-	-	-	-	-	-	-	-	-	-	(32,380,839)	(9,608)	(32,390,447)

Balance December 31, 2023	-	-	$22,280	22	-	$-	2,625	$3	-	$-	1,318,918	$1,319	$(201,605)	$143,997,710	$(127,741,072)	$(9,608)	$16,046,769

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2023 AND 2022

	Preferred Shares Outstanding	Preferred Shares Par	Preferred A-1 Shares Outstanding	Preferred A-1 Shares Par	Preferred B Shares Outstanding	Preferred B Shares Par	Preferred B-2 Shares Outstanding	Preferred B-2 Shares Par	Preferred C Shares Outstanding	Preferred C Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest		Total Stockholders’ Equity
Balance December 31, 2021	-	$-	-	$-	-	$-	-	$-	-	$-	22,220	$22	$(201,605)	$77,735,165	$(67,352,809)	$		$10,180,773

Stock option and warrant compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	1,413,904	-		-	1,413,904

Issuance of shares for vested restricted stock units	-	-	-	-	-	-	-	-	-	-	463	4	-	1,209,902	-		-	1,209,906

Issuance of shares for services	-	-	-	-	-	-	-	-	-	-	3,707	5	-	507,553	-		-	507,558

Exercise of warrants, modification of warrants, and issuance of warrants	-	-	-	-	-	-	-	-	-	-	4,486	5	-	1,203,764	-		-	1,203,769

Sale of Series B Preferred shares to related party	-	-	-	-	1	-	-	-	-	-	-	-	-	20,000	-		-	20,000

Redemption of Series B Preferred shares to related party	-	-	-	-	(1)	-	-	-	-	-	-	-	-	(20,000)	-		-	(20,000)

Shares issued as inducement on loans, net of issuance costs	-	-	-	-	-	-	-	-	-	-	1,195	2	-	146,520	-		-	146,522

Warrants issued with loans	-	-	-	-	-	-	-	-	-	-	-	-	-	878,622	-		-	878,622

Reset provision on warrants and modification of warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	37,677	(37,677)		-	-

Issuance of shares for debt issuance costs	-	-	-	-	-	-	-	-	-	-	262	1	-	96,029	-		-	96,030

Exercise of warrants	-	-	-	-	-	-	-	-	-	-	44,173	45	-	(45)	-		-	-

Issuance of shares and warrants for offering, net of issuance costs	-	-	-	-	-	-	-	-	-	-	30,609	31	-	17,232,276	-		-	17,232,307

Issuance costs related to exercise of warrants, modification of warrants, and issuance of warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	(94,195)	-		-	(94,195)

Issuance of shares for settlement of AP	-	-	-	-	-	-	-	-	-	-	231	1	-	79,999	-		-	80,000

Rounding from reverse stock split	-	-	-	-	-	-	-	-	-	-	301	(8)	-	(5)	-		-	(13)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(27,649,876)		-	(27,649,876)

Balance December 31, 2022	-	$-	-	$-	-	$-	-	$-	-	$-	107,647	$108	$(201,605)	$100,448,166	$(95,040,362)		$-	$5,206,307

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,390,447)	$(27,649,876)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	1,402,018	3,131,368
Depreciation expense	435,027	428,977
Amortization of intangible assets	107,556	107,000
Amortization of debt discount	2,821,629	1,533,048
Impairment on notes receivable	-	543,938
Disposal of fixed assets	-	6,976
Gain on note exchange agreement	(51,712)	-
Changes in operating assets and liabilities:
Accounts receivable	119,635	(438,117)
Prepaid expenses	279,479	(36,767)
Deposits	248,956	23,884
Inventory	204,591	(455,396)
Accounts payable and accrued expenses	6,646,457	412,959
Settlement liability	1,600,000	-
Net cash used in operating activities	(18,576,811)	(22,392,006)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(14,407)	(367,079)
Tenant improvement allowance receivable	-	125,161
Net cash used in investing activities	(14,407)	(241,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes - related party	1,062,523	80,000
Proceeds from notes and convertible notes payable, net of offering costs	7,903,445	2,795,000
Repayments of note payable - related party	(687,523)	(80,000)
Repayments of note payable	(3,152,488)	(3,206,887)
Sale of Series B Preferred shares to related party	-	20,000
Redemption of Series B Preferred shares to related party	-	(20,000)
Common stock and warrants issued for cash, net of issuance costs	11,054,883	17,233,307
Sale of Series C Preferred shares to related party	1,000	-
Redemption of Series C Preferred shares to related party	(1,000)	-
Exercise of warrants, modification of warrants, and issuance of warrants	1,000	1,109,574
Payments on financing on fixed asset	(262,160)	(400,491)
Net cash provided by financing activities	15,919,680	17,530,503

NET INCREASE (DECREASE) IN CASH	(2,671,538)	(5,103,421)

CASH AT BEGINNING OF YEAR	2,768,640	7,872,061

CASH AT END OF YEAR	$97,102	$2,768,640

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$2,726,020	$753,038

Issuance of shares for the settlement of accounts payable	$-	$80,000
Debt discount from warrants issued with convertible note payable	$-	$878,622
Debt discount from shares issued as inducement for note payable	$-	$146,522
Shares issued for debt offering costs	$354,838	$96,030
Warrant modification	$319,871	$37,677
Deferred issuance costs	$-	$50,000
Issuance of shares of Pearsanta Common Stock for IP	$10,000	$-
Assumption of notes payable from Evofem merger agreement	$11,173,750	$-
Series A-1 Preferred shares issued for exchange agreement	$22,277,233	$-
Accrued intertest rolled into notes payable	$701,315	$-
Series B-2 Preferred shares issued in note exchange agreement	$2,686,306	$-

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On January 1, 2023, the Company formed Pearsanta, Inc., a Delaware majority owned subsidiary.

On April 13, 2023, the Company formed Adivir, Inc., a Delaware wholly owned subsidiary.

On August 24, 2023, the Company formed Adivue, Inc., a Delaware wholly owned subsidiary.

On October 16, 2023, the Company formed Adicure, Inc., a Delaware wholly owned subsidiary.

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

On August 31, 2023, the “Company entered into a securities purchase agreement (the “August Purchase Agreement”) with an institutional investor for the issuance and sale in a private placement (the “Private Placement”) of (i) pre-funded warrants (the “August Pre-Funded Warrants”) to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.001 per share, and (ii) warrants (the “Common Warrants”) to purchase up to 1,000,000 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The Private Placement closed on September 6, 2023. The net proceeds to the Company from the Private Placement were approximately $9 million, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company used the net proceeds received from the Private Placement for (i) the payment of approximately $3.1 million in outstanding obligations, (ii) the repayment of approximately $0.4 million of outstanding debt, and (iii) the balance for continuing operating expenses and working capital.

On December 29, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (“the “Purchaser”) for the issuance and sale in a private placement (the “Private Placement”) of (i) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,237,114 shares of the Company’s common stock, par value $0.001 (the “Common Stock”) at an exercise price of $0.001 per share, and (ii) warrants (the “Common Warrants”) to purchase up to 2,474,228 shares of the Company’s Common Stock, at a purchase price of $4.85 per share. The Private Placement closed and the funds were received on January 4, 2024. The net proceeds to the Company from the Private Placement were approximately $5.4 million, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company intends to use the net proceeds received from the Private Placement for continuing operating expenses and working capital.

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

NOTE 2 – GOING CONCERN ANALYSIS

Management Plans

The Company was incorporated on September 28, 2017 and has not generated significant revenues to date. During the year ended December 31, 2023, the Company had a net loss of $32,390,447 and negative cash flow from operating activities of $18,576,811. As of December 31, 2023, the Company’s cash balance was $97,102.

As of December 31, 2023, the Company had approximately $1.8 million of availability to sell under its shelf registration statement on Form S-3. Upon the filing of the Company’s annual report on Form 10-K on April 17, 2023, the Company’s aggregate market value of the voting and non-voting equity held by non-affiliates was below $75.0 million. As a result, the maximum amount that the Company can sell under its shelf registration statement on Form S-3 during any 12 month period is equal to one-third of the aggregate market value of the voting and non-voting equity held by non-affiliates of the Company.

On November 21, 2023, the Company received written notice from Nasdaq that we had regained compliance with the Public Float Rule. On December 29, 2023, the Company received written notice from Nasdaq that we had regained compliance with the Stockholders’ Equity Rule but will be subject to a Mandatory Panel Monitor for a period of one year.

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

The Company continues to actively pursue numerous capital raising transactions with the objective of obtaining sufficient bridge funding to meet the Company’s existing capital needs as well as more substantial capital raises to meet the Company’s longer-term needs.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Aditxt, Inc., its wholly owned subsidiaries and, one majority owned subsidiary. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates underlying the financial statements include the collectability of notes receivable, the reserve on insurance billing, value of preferred shares issued, our investments in preferred shares, estimation of discounts on non-interest bearing borrowing, and the fair value of stock options and warrants.

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

Due to the short-term nature of all financial assets and liabilities, their carrying value approximates their fair value as of the balance sheet dates. (See Note 9)

Concentrations of Credit Risk

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

Investments

The following table sets forth a summary of the changes in equity investments. This investment has been recorded at cost in accordance with ASC 321.

For the year ended December 31, 2023

As of December 31, 2022	-
Purchase of equity investments	22,711,211
Unrealized gains	-
As of December 31, 2023	$22,711,221

This investment is included in its own line item on the Company’s consolidated balance sheet.

Non-marketable equity investments (for which we do not have significant influence or control) are investments without readily determinable fair values that are recorded based on initial cost minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar securities, if any. All gains and losses on investments in non-marketable equity securities, realized and unrealized, are recognized in investment and other income (expense), net.

We monitor equity method and non-marketable equity investments for events or circumstances that could indicate the investments are impaired, such as a deterioration in the investee’s financial condition and business forecasts and lower valuations in recently completed or anticipated financings, and recognize a charge to investment and other income (expense), net for the difference between the estimated fair value and the carrying value. For equity method investments, we record impairment losses in earnings only when impairments are considered other-than-temporary.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of December 31, 2023 and 2022, there was an allowance for doubtful accounts of zero and $18,634, respectively. Accounts receivable is made up on billed and unbilled of $236,605 and $171,721 as of December 31, 2023 and $527,961 and zero as of December 31, 2022, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2023 and December 31, 2022, the Company had a full valuation allowance against its deferred tax assets.

Offering Costs

Offering costs incurred in connection with equity are recorded as a reduction of equity and offering costs incurred in connection with debt are recorded as a reduction of debt as a debt discount. Equity instruments issued as offering costs have zero net effect on the Company’s equity.

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

Patents

The Company incurs fees from patent licenses, which are reflected in research and development expenses, and are expensed as incurred. During the years ended December 31, 2023 and 2022, the Company incurred patent licensing fees of $123,541 and $263,273, respectively.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance. During the years ended December 31, 2023 and 2022, the Company incurred research and development costs of $7,074,339 and $7,268,084, respectively.

Non-controlling Interest in Subsidiary

Non-controlling interests represent the Company’s subsidiary’s cumulative results of operations and changes in deficit attributable to non-controlling shareholders. During the years ended December 31, 2023 and 2022, the Company recognized $9,608 and $0 in net loss attributable to non-controlling interest in Pearsanta. The Company owns approximately 97.5% of Pearsanta, Inc., as of December 31, 2023.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss attributable of common stockholders by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of December 31, 2023, 45,572 stock options, 0 unvested restricted stock units, 5,047,451 warrants, 22,280 shares of preferred series A-1 stock, and 2,625 shares of preferred series B-2 stock were excluded from dilutive earnings per share as their effects were anti-dilutive. As of December 31, 2022, 1,105 stock options, 180 unvested restricted stock units, and 127,251 warrants were excluded from dilutive earnings per share as their effects were anti-dilutive.

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

NOTE 4 – FIXED ASSETS

The Company’s fixed assets include the following on December 31, 2023:

	Cost Basis	Accumulated Depreciation	Net
Computers	$378,480	$(320,473)	$58,007
Lab Equipment	2,585,077	(859,612)	1,725,465
Office Furniture	56,656	(13,866)	42,790
Other Fixed Assets	8,605	(2,084)	6,521
Leasehold Improvements	120,440	(54,980)	65,460
Total Fixed Assets	$3,149,258	$(1,251,015)	$1,898,243

The Company’s fixed assets include the following on December 31, 2022:

	Cost Basis	Accumulated Depreciation	Net
Computers	$376,429	$(197,907)	$178,522
Lab Equipment	2,572,720	(579,015)	1,993,705
Office Furniture	56,656	(8,200)	48,456
Other Fixed Assets	8,605	(1,224)	7,381
Leasehold Improvements	120,440	(29,641)	90,799
Total Fixed Assets	$3,134,850	$(815,987)	$2,318,863

Depreciation expense was $435,027 and $428,977 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the fixed assets that serve as collateral subject to the financed asset liability have a carrying value of $1,316,830 and $1,359,091, respectively.

Financed Assets:

In October 2020, the Company purchased two pieces of lab equipment and financed them for a period of twenty-four months with a monthly payment of $19,487, with an interest rate of 8%. As of December 31, 2023, the Company has one payment in arrears.

In January of 2021, the Company purchased one piece of lab equipment and financed it for a period of twenty-four months with a monthly payment of $9,733, with an interest rate of 8%. As of December 31, 2023, the Company has one payment in arrears.

In March of 2021, the Company purchased five pieces of lab equipment and financed them for a period of twenty-four months with a monthly payment of $37,171, with an interest rate of 8%. As of December 31, 2023, the Company has four payments in arrears.

As of December 31, 2023, all lab equipment financing agreements have matured and are in default status.

NOTE 5 – INTANGIBLE ASSETS

The Company’s intangible assets include the following on December 31, 2023:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(321,000)	$-
Intellectual property	10,000	556	9,444
Total Intangible Assets	$321,000	$(321,556)	$9,444

The Company’s intangible assets include the following on December 31, 2022:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(214,000)	$107,000
Total Intangible Assets	$321,000	$(214,000)	$107,000

Amortization expense was $107,556 and $107,000 for the years ended December 31, 2023 and 2022, respectively. The Company’s proprietary technology is being amortized over its estimated useful life of three years.

NOTE 6 – RELATED PARTY TRANSACTIONS

On January 28, 2022, the Company granted 9,600 restricted stock units to an officer of the Company pursuant to the Company’s 2021 Equity Incentive Plan. The Company recognized $146,613 in stock-based compensation for the issuance of these vested and unvested restricted stock units during the year ended December 31, 2022. (Note 11)

On July 19, 2022, the Company entered into a Subscription and Investment Representation Agreement with its Chief Executive Officer (the “Purchaser”), pursuant to which the Company agreed to issue and sell one (1) share of the Company’s Series B Preferred Stock (the “Series B Preferred Stock”), par value $0.001 per share, to the Purchaser for $20,000 in cash.

On July 19, 2022, the Company filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of Delaware, effective as of the time of filing, designating the rights, preferences, privileges and restrictions of the share of Series B Preferred Stock. The Certificate of Designation provides that the share of Series B Preferred Stock will have 250,000,000 votes and will vote together with the outstanding shares of the Company’s common stock as a single class exclusively with respect to any proposal to amend the Company’s Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock. The Series B Preferred Stock will be voted, without action by the holder, on any such proposal in the same proportion as shares of common stock are voted. The Series B Preferred Stock otherwise has no voting rights except as otherwise required by the General Corporation Law of the State of Delaware.

The Series B Preferred Stock is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The Series B Preferred Stock has no rights with respect to any distribution of assets of the Company, including upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company, whether voluntarily or involuntarily. The holder of the Series B Preferred Stock will not be entitled to receive dividends of any kind.

The outstanding share of Series B Preferred Stock shall be redeemed in whole, but not in part, at any time (i) if such redemption is ordered by the Board of Directors in its sole discretion or (ii) automatically upon the effectiveness of the amendment to the Certificate of Incorporation implementing a reverse stock split. Upon such redemption, the holder of the Series B Preferred Stock will receive consideration of $20,000 in cash. On September 13, 2022, the share was redeemed.

On July 19, 2022, the Company filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of Delaware, effective as of the time of filing, designating the rights, preferences, privileges and restrictions of the share of Series B Preferred Stock. The Certificate of Designation provides that the share of Preferred Stock will have 250,000,000 votes and will vote together with the outstanding shares of the Company’s common stock as a single class exclusively with respect to any proposal to amend the Company’s Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock. The Series B Preferred Stock will be voted, without action by the holder, on any such proposal in the same proportion as shares of common stock are voted. The Series B Preferred Stock otherwise has no voting rights except as otherwise required by the General Corporation Law of the State of Delaware.

On July 21, 2022, the Chief Executive Officer loaned $80,000 to the Company. The loan was evidenced by an unsecured promissory note (the “July 2022 Promissory Note”). Pursuant to the terms of the July 2022 Promissory Note, it will accrue interest at a rate of four and three-quarters percent (4.75%) per annum, the Prime rate on the date of signing, and is due on the earlier of January 22, 2023, or an event of default. On October 7, 2022, the Company fully repaid the $80,000 July 2022 Promissory Note and $812 of accrued interest to its Chief Executive Officer. The Chief Executive Officer and the Company entered the July 2022 Promissory Note on July 21, 2022.

On April 21, 2023, Amro Albanna, the Chief Executive Officer of the Company, and Shahrokh Shabahang, the Chief Innovation Officer of the Company, loaned $87,523 and $100,000, respectively, to the Company. The loans were each evidenced by an unsecured promissory note (the “April Note”). Pursuant to the terms each April Note, it will accrue interest at the Prime rate of eight percent (8.00%) per annum and is due on the earlier of October 21, 2023, or an event of default, as defined therein. As of December 31, 2023, the note was fully paid off.

On May 25, 2023, Amro Albanna, the Chief Executive Officer of the Company, loaned $200,000 to the Company. The loan was evidenced by an unsecured promissory note (the “May Note”). Pursuant to the terms of the May Note, it will accrue interest at a rate of eight and one-quarter percent (8.25%) per annum, the Prime rate on the date of signing, and is due on the earlier of November 25, 2023 or an event of default, as defined therein. As of December 31, 2023, the note was fully paid off.

On June 12, 2023, Amro Albanna, the Chief Executive Officer of the Company, and Shahrokh Shabahang, the Chief Innovation Officer of the Company, loaned $200,000 and $100,000, respectively, to the Company. The loans were evidenced by an unsecured promissory note (the “June Note”). Pursuant to the terms of the June Note, it will accrue interest at the Prime rate of eight and one-quarter percent (8.25%) per annum and is due on the earlier of December 12, 2023, or an event of default, as defined therein. As of December 31, 2023, the June Note was fully paid off.

On July 11, 2023, the Company entered into a Subscription and Investment Representation Agreement with the Purchaser, pursuant to which the Company agreed to issue and sell one (1) share of the Company’s Series C Preferred Stock (the “Series C Preferred Stock”), par value $0.001 per share, to the Purchaser for $1,000 in cash.

On July 11, 2023, the Company filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of Delaware, effective as of the time of filing, designating the rights, preferences, privileges and restrictions of the share of Series C Preferred Stock. The Certificate of Designation provides that the share of Series C Preferred Stock will have 250,000,000 votes and will vote together with the outstanding shares of the Company’s common stock as a single class exclusively with respect to any proposal to amend the Company’s Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock. The Series C Preferred Stock will be voted, without action by the holder, on any such proposal in the same proportion as shares of common stock are voted. The Series C Preferred Stock otherwise has no voting rights except as otherwise required by the General Corporation Law of the State of Delaware.

The Series C Preferred Stock is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The Series C Preferred Stock has no rights with respect to any distribution of assets of the Company, including upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company, whether voluntarily or involuntarily. The holder of the Series C Preferred Stock will not be entitled to receive dividends of any kind.

The outstanding share of Series C Preferred Stock shall be redeemed in whole, but not in part, at any time (i) if such redemption is ordered by the Board of Directors in its sole discretion or (ii) automatically upon the effectiveness of the amendment to the Certificate of Incorporation implementing a reverse stock split. Upon such redemption, the holder of the Series C Preferred Stock will receive consideration of $1,000 in cash. On August 17, 2023, the share was redeemed.

On November 30, 2023, Amro Albanna, the Chief Executive Officer of the Company, loaned $10,000 to the Company. The loan was evidenced by an unsecured promissory note (the “November Note”). Pursuant to the terms of the November Note, it will accrue interest at a rate of eight and a half percent (8.50%) per annum, the Prime rate on the date of signing, and is due on the earlier of May 30, 2024 or an event of default, as defined therein. As of December 31, 2023, there was a remaining principal balance of $10,000 on the November Loan and accrued interest of $72.

On December 6, 2023, Amro Albanna, the Chief Executive Officer of the Company, loaned $200,000 to the Company. The loan was evidenced by an unsecured promissory note (the “First December Note”). Pursuant to the terms of the First December Note, it will accrue interest at a rate of eight and a half percent (8.50%) per annum, the Prime rate on the date of signing, and is due on the earlier of June 6, 2024 or an event of default, as defined therein. As of December 31, 2023, there was a remaining principal balance of $200,000 on the First December Loan and accrued interest of $1,164.

On December 20, 2023, Amro Albanna, the Chief Executive Officer of the Company, loaned $165,000 to the Company. The loan was evidenced by an unsecured promissory note (the “Second December Note”). Pursuant to the terms of the Second December Note, it will accrue interest at a rate of eight and a half percent (8.50%) per annum, the Prime rate on the date of signing, and is due on the earlier of June 20, 2024 or an event of default, as defined therein. As of December 31, 2023, there was a remaining principal balance of $165,000 on the Second December Loan and accrued interest of $423.

See Note 12 for additional loans incurred or paid subsequent to December 31, 2023.

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

On May 30, 2023, the Company entered into a Business Loan and Security Agreement (the “May Loan Agreement”) with a commercial funding source (the “May Lender”), pursuant to which the Company obtained a loan from the Lender in the principal amount of $2,000,000, which includes origination fees of $100,000 (the “May Loan”). Pursuant to the May Loan Agreement, the Company granted the May Lender a continuing secondary security interest in; (i) any and all amounts owed to the Company now or in the future from any merchant processor processing charges made by customers of the Company via credit card or debit card transactions, and (ii) all other tangible and intangible property. The total amount of interest and fees payable by the Company to the Lender under the Loan will be $2,880,000 (the “May Repayment Amount) and will be repaid in 28 weekly installments of $102,857. On October 5, 2023 the May Repayment Amount was restructured in connection with the October MCA Agreement (as defined below).

On July 3, 2023, the Company entered into a Business Loan and Security Agreement (the “July Loan Agreement”) with a commercial funding source (the “July Lender’’), pursuant to which the Company obtained a loan from the Lender in the principal amount of $215,000, which includes origination fees of $10,750 (the “July Loan”). Pursuant to the July Loan Agreement, the Company granted the July Lender a continuing secondary security interest in certain collateral (as defined in the July Loan Agreement). The total amount of interest and fees payable by the Company to the Lender under the Loan (the “July Repayment Amount”) will be (i) $322,285 and will be repaid in 13 weekly installments of $24,500 with a final payment of $3,785 in the fourteenth week. As of December 31, 2023, the note was fully paid off. On August 23, 2023, the July Repayment Amount was restructured in connection with the August Loan Agreement, as defined below.

On August 23, 2023, the Company entered into a Business Loan and Security Agreement (the “August Loan Agreement”) with a commercial funding source (the “August Lender’’), pursuant to which the Company obtained a loan from the Lender in the principal amount of $1,400,000, which includes origination fees of $70,000 (the “August Loan”). Pursuant to the August Loan Agreement, the Company granted the August Lender a continuing secondary security interest in certain collateral (as defined in the August Loan Agreement). The total amount of interest and fees payable by the Company to the Lender under the Loan (the “Repayment Amount”) will be (i) $2,079,000 (the “August Repayment Amount”) and will be repaid in 21 weekly installments of $99,000 On November 7, 2023 the August Repayment Amount was restructured in connection with the November Loan Agreement (as defined below).

On October 5, 2023, the Company entered into an Agreement for the Purchase and Sale of Future Receipts (the “October MCA Agreement”) pursuant to which the existing funder (the “Funder”) increased the existing outstanding amount to $4,470,000 (the “October MCA Purchased Amount”) for gross proceeds to the Company of $3,000,000, less origination fees of $240,000 and the outstanding balance under the existing agreement of $1,234,461, resulting in net proceeds to the Company of $1,525,539. Pursuant to the October MCA Agreement, the Company granted the Funder a security interest in all of the Company’s present and future accounts receivable in an amount not to exceed the October MCA Purchased Amount. The October MCA Purchased Amount shall be repaid by the Company in 30 weekly installments of $149,000. The October Purchased Amount may be prepaid by the Company via a payment of $3,870,000 if repaid within 30 days, $4,110,000 if repaid within 60 days and $4,230,000 if repaid within 90 days. As of December 31, 2023 the October MCA Agreement has an outstanding principal balance of $2,498,245. The October MCA Agreement is currently in default status.

On November 7, 2023, the Company entered into a Business Loan and Security Agreement (the “November Loan Agreement”) with the lender (the “Lender”), pursuant to which the Company obtained a loan from the Lender in the principal amount of $2,100,000, which satisfied the outstanding balance on the August Loan of $1,089,000 and includes origination fees of $140,000 (the “November Loan”). Pursuant to the November Loan Agreement, the Company granted the Lender a continuing secondary security interest in certain collateral (as defined in the November Loan Agreement). The total amount of interest and fees payable by us to the Lender under the November Loan will be $3,129,000, which will be repaid in 34 weekly installments ranging from $69,000 - $99,000. As of December 31, 2023 the November Loan has an outstanding principal balance of $1,990,699. The November Loan Agreement is currently in default status.

On November 24, 2023, the Company entered into a loan with a principal of $53,099. The loan was evidenced by an unsecured promissory note (the “Second November Note”). Pursuant to the terms of the Second November Note, it will accrue interest at a rate of eight and a half percent (8.50%) per annum, the Prime rate on the date of signing, and is due on the earlier of May 24, 2024 or an event of default, as defined therein. As of December 31, 2023, there was a remaining principal balance of $53,099 on the Second December Loan and accrued interest of $458.

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

In connection with the First Tranche Securities Purchase Agreement and the issuance of the First Tranche Note, the Company and certain of its subsidiaries also entered into a Security Agreement with the investor (the “First Tranche Security Agreement”) pursuant to which it granted the investor a security interest in certain Collateral (as defined in the First Tranche Security Agreement) to secure its obligations under the First Tranche Note. In addition, the Company entered into a registration rights agreement with the investor pursuant to which the Company agreed to prepare and file with the U.S. Securities and Exchange Commission a registration statement covering the resale of the First Tranche Commitment Shares and any shares of the Company’s common stock issuable upon conversion of the First Tranche Note within 120 days of the closing date and to have such registration statement declared effective within 150 days of the closing date. As of December 31, 2023, the First Tranche Note was fully paid off.

On July 24, 2023, the Company entered into a Securities Purchase Agreement (the “Second Tranche Securities Purchase Agreement”) with an accredited investor pursuant to which the Company issued and sold a secured promissory note in the principal amount of $2,625,000 (the “Second Tranche Note”) resulting in gross proceeds to the Company of $1,750,000. In connection with the issuance of the Second Tranche Note, the Company agreed to issue a total of 27,344 shares of its common stock (the “Second Tranche Commitment Shares”) as a commitment fee to the investor. At the request of the investor, the Company issued 17,278 Second Tranche Commitment Shares and will issue the remaining 10,066 Second Tranche Commitment Shares within 120 days, subject to the investor’s discretion. Pursuant to the Second Tranche Securities Purchase Agreement, the Company was obligated to and obtained approval of its shareholders (“Second Tranche Shareholder Approval”) with respect to the issuance of any securities in connection with the Second Tranche Securities Purchase Agreement and the Second Tranche Note in excess of 19.99% of the Company’s issued and outstanding shares on the closing date, which was equal to 38,026 shares of the Company’s common stock. The company recognized a total debt discount of $1.0 million on the Second Tranche Note from the issuance of stock and original issuance discount. The Note has a maturity date of December 31, 2023 and is convertible following Second Tranche Shareholder Approval and the occurrence of an Event of Default (as defined in the Second Tranche Note) at a conversion price of $15.60 per share.

In connection with the Second Tranche Securities Purchase Agreement and the issuance of the Second Tranche Note, the Company and certain of its subsidiaries also entered into a Security Agreement with the investor (the “Second Tranche Security Agreement”) pursuant to which it granted the investor a security interest in certain Collateral (as defined in the Second Tranche Security Agreement) to secure its obligations under the Second Tranche Note. In addition, the Company entered into a registration rights agreement with the investor pursuant to which the Company agreed to prepare and file with the U.S. Securities and Exchange Commission a registration statement covering the resale of the Second Tranche Commitment Shares and any shares of the Company’s common stock issuable upon conversion of the Second Tranche Note within 90 days of the closing date and to have such registration statement declared effective within 120 days of the closing date. As of December 31, 2023, $2,625,000 in outstanding principal on the Second Tranche Note and accrued interest of $113,021 was converted into 2,625 shares of the Company’s Series B-2 Preferred Stock (See Note 10).

Evofem Merger

In connection with the Agreement and Plan of Merger (the “Merger Agreement”) with Adicure, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”) and Evofem Biosciences, Inc., a Delaware corporation (“Evofem”), the Company, Evofem and the holders (the “Holders”) of certain senior indebtedness (the “Notes”) entered into an Assignment Agreement dated December 11, 2023 (the “Assignment Agreement”), pursuant to which the Holders assigned the Notes to the Company in consideration for the issuance by the Company of (i) an aggregate principal amount of $5 million in secured notes of the Company due on January 2, 2024 (the “January 2024 Secured Notes”), (ii) an aggregate principal amount of $8 million in secured notes of the Company due on September 30, 2024 (the “September 2024 Secured Notes”), (iii) an aggregate principal amount of $5 million in ten-year unsecured notes (the “Unsecured Notes”), and (iv) payment of $154,480 in respect of net sales of Phexxi in respect of the calendar quarter ended September 30, 2023, which amount is due and payable on December 14, 2023. The January 2024 Secured Notes are secured by certain intellectual property assets of the Company and its subsidiaries pursuant to an Intellectual Property Security Agreement (the “IP Security Agreement”) entered into in connection with the Assignment Agreement. The September 2024 Secured Notes are secured by the Notes and certain associated security documents pursuant to a Security Agreement (the “Security Agreement”) entered into in connection with the Assignment Agreement. As of December 31, 2023, there was a remaining principal balance of $13,000,000 on the Notes.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) all issued and outstanding shares of common stock, par value $0.0001 per share of Evofem (“Evofem Common Stock”), other than any shares of Evofem Common Stock held by the Company or Merger Sub immediately prior to the Effective Time, will be converted into the right to receive an aggregate of 610,000 shares of the Company’s common stock, par value $0.001 per share (“Company Common Stock”); and (ii) all issued and outstanding shares of Series E-1 Preferred Stock, par value $0.0001 of Evofem (the “Evofem Unconverted Preferred Stock”), other than any shares of Evofem Unconverted Preferred Stock held by the Company or Merger Sub immediately prior to the Effective Time, will be converted into the right to receive an aggregate of 2,327 shares of Series A-1 Preferred Stock, par value $0.001 of the Company (the “Company Preferred Stock”), having such rights, powers, and preferences set forth in the form of Certificate of Designation of Series A-1 Preferred Stock, the form of which is attached as Exhibit C to the Merger Agreement.

The respective obligations of each of the Company, Merger Sub and Evofem to consummate the closing of the Merger (the “Closing”) are subject to the satisfaction or waiver, at or prior to the closing of certain conditions, including but not limited to, the following:

(i)	approval by the Company’s shareholders and Evofem shareholders;

(ii)	the registration statement on Form S-4 pursuant to which the shares of the Company Common Stock issuable in the Merger being declared effective by the U.S. Securities and Exchange Commission;

(iii)	the entry into a voting agreement by the Company and certain members of Evofem management;

(iv)	all preferred stock of Evofem other than the Evofem Unconverted Preferred Stock shall have been converted to Evofem Common Stock;

(v)	Evofem shall have received agreements (the “Evofem Warrant Holder Agreements”) from all holders of Evofem warrants which provide:

a. waivers with respect to any fundamental transaction, change in control or other similar rights that such warrant holder may have under any such Evofem warrants, and (b) an agreement to such Evofem warrants to exchange such warrants for not more than an aggregate (for all holders of Evofem warrants) of 551 shares of Company Preferred Stock;

(vi)	Evofem shall have cashed out any other holder of Evofem warrants who has not provided an Evofem Warrant Holder Agreement; and

(vii)	Evofem shall have obtained waivers from the holders of the convertible notes of Evofem (the “Evofem Convertible Notes”) with respect to any fundamental transaction rights that such holder may have under the Evofem Convertible Notes, including any right to vote, consent, or otherwise approve or veto any of the transactions contemplated under the Merger Agreement.

The obligations of the Company and Merger Sub to consummate the Closing are subject to the satisfaction or waiver, at or prior to the Closing of certain conditions, including but not limited to, the following:

(i)	the Company shall have obtained agreements from the holders of Evofem Convertible Notes and purchase rights they hold to exchange such Convertible Notes and purchase rights for not more than an aggregate (for all holders of Evofem Convertible Notes) of 86,153 shares of Company Preferred Stock;

(ii)	the Company shall have received waivers form the holders of certain of the Company’s securities which contain prohibitions on variable rate transactions; and

(iii)	the Company, Merger Sub and Evofem shall work together between the Execution Date and the Effective Time to determine the tax treatment of the Merger and the other transactions contemplated by the Merger Agreement.

The obligations of the Company to consummate the Closing are subject to the satisfaction or waiver, at or prior to the Closing of certain conditions, including but not limited to, the following:

(i)	the Company shall have regained compliance with the stockholders’ equity requirement in Nasdaq Listing Rule 5550(b)(1) and shall meet all other applicable criteria for continued listing, subject to any panel monitor imposed by Nasdaq.

As the January 2024 Secured Notes and September 2024 Secured Notes did not contain a stated interest rate, the Company calculated an imputed interest rate of 26.7% based on the Company’s weighted average cost of capital for the period in which the January 2024 Secured Notes and September 2024 Secured Notes were outstanding. This amounted to approximately $1.8 million which was recorded as a discount to be amortized over the life of the January 2024 Secured Notes and September 2024 Secured Notes.

See Note 12 for amendments entered into subsequent to year end.

NOTE 8 – LEASES

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on December 31, 2023 and 2022 for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Our corporate headquarters is located in Richmond, Virginia, where we lease approximately 25,000 square feet. The lease expires in August 31, 2026, subject to extension. As of December 31, 2023 the Company is 1.75 months in arrears on this lease.

We also lease approximately 5,810 square feet of laboratory and office space in Mountain View, California. The lease expires in August 31, 2024, subject to extension. As of December 31, 2023 the Company is 1 month in arrears on this lease.

Additionally, we lease approximately 3,150 square feet of office space in Melville, New York. The lease expires in December 31, 2025, subject to extension. As of December 31, 2023 the Company is 1 month in arrears on this lease.

Lease Costs

	Year Ended December 31, 2023	Year Ended December 31, 2022
Components of total lease costs:
Operating lease expense	$1,140,949	$1,396,875
Total lease costs	$1,140,949	$1,396,875

Lease Positions as of December 31, 2023 and 2022

ROU lease assets and lease liabilities for our operating leases are recorded on the balance sheet as follows:

	December 31, 2023	December 31, 2022
Assets
Right of use asset – long term	$2,200,299	$3,160,457
Total right of use asset	$2,200,299	$3,160,457

Liabilities
Operating lease liabilities – short term	$999,943	$1,086,658
Operating lease liabilities – long term	1,041,744	1,885,218
Total lease liability	$2,041,687	$2,971,876

Lease Terms and Discount Rate as of December 31, 2023

Weighted average remaining lease term (in years) – operating leases	1.92
Weighted average discount rate – operating leases	8.00%

Maturities of leases are as follows:

Year Ended December 31, 2023

2024	$1,004,982
2025	710,546
2026	423,930
Total lease payments	$2,139,458
Less imputed interest	(97,771)
Less current portion	(999,943)
Total maturities, due beyond one year	$1,041,744

See Note 12 for additional disclosure regarding the Company’s leases.

NOTE 9 – COMMITMENTS & CONTINGENCIES

License Agreement with Loma Linda University

On March 15, 2018, as amended on July 1, 2020, we entered into a LLU License Agreement directly with Loma Linda University.

Pursuant to the LLU License Agreement, we obtained the exclusive royalty-bearing worldwide license in and to all intellectual property, including patents, technical information, trade secrets, proprietary rights, technology, know-how, data, formulas, drawings, and specifications, owned or controlled by LLU and/or any of its affiliates (the “LLU Patent and Technology Rights”) and related to therapy for immune-mediated inflammatory diseases (the ADI™ technology). In consideration for the LLU License Agreement, we issued 13 shares of common stock to LLU.

Pursuant to the LLU License Agreement, we are required to pay an annual license fee to LLU. Also, we paid LLU $455,000 in July 2020 for outstanding milestone payments and license fees. We are also required to pay to LLU milestone payments in connection with certain development milestones. Specifically, we are required to make the following milestone payments to LLU: $175,000 on March 31, 2022; $100,000 on March 31, 2024; $500,000 on March 31, 2026; and $500,000 on March 31, 2027. In lieu of the $175,000 milestone payment due on March 31, 2023, the Company paid LLU an extension fee of $100,000. Upon payment of this extension fee, an additional year will be added for the March 31, 2023 milestone. Additionally, as consideration for prior expenses incurred by LLU to prosecute, maintain and defend the LLU Patent and Technology Rights, we made the following payments to LLU: $70,000 at the end of December 2018, and a final payment of $60,000 at the end of March 2019. We are required to defend the LLU Patent and Technology Rights during the term of the LLU License Agreement. Additionally, we will owe royalty payments of (i) 1.5% of Net Product Sales (as such terms are defined under the LLU License Agreement) and Net Service Sales on any Licensed Products (defined as any finished pharmaceutical products which utilizes the LLU Patent and Technology Rights in its development, manufacture or supply), and (ii) 0.75% of Net Product Sales and Net Service Sales for Licensed Products and Licensed Services (as such terms are defined under the LLU License Agreement) not covered by a valid patent claim for technology rights and know-how for a three (3) year period beyond the expiration of all valid patent claims. We also are required to produce a written progress report to LLU, discussing our development and commercialization efforts, within 45 days following the end of each year. All intellectual property rights in and to LLU Patent and Technology Rights shall remain with LLU (other than improvements developed by or on our behalf).

The LLU License Agreement shall terminate on the last day that a patent granted to us by LLU is valid and enforceable or the day that the last patent application licensed to us is abandoned. The LLU License Agreement may be terminated by mutual agreement or by us upon 90 days written notice to LLU. LLU may terminate the LLU License Agreement in the event of (i) non-payments or late payments of royalty, milestone and license maintenance fees not cured within 90 days after delivery of written notice by LLU, (ii) a breach of any non-payment provision (including the provision that requires us to meet certain deadlines for milestone events (each, a “Milestone Deadline”)) not cured within 90 days after delivery of written notice by LLU and (iii) LLU delivers notice to us of three or more actual breaches of the LLU License Agreement by us in any 12-month period. Additional Milestone Deadlines include: (i) the requirement to have regulatory approval of an IND application to initiate first-in-human clinical trials on or before March 31, 2023, which will be extended to March 31, 2024 with a payment of a $100,000 extension fee, (ii) the completion of first-in-human (phase I/II) clinical trials by March 31, 2024, (iii) the completion of Phase III clinical trials by March 31, 2026 and (iv) biologic licensing approval by the FDA by March 31, 2027.

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

We were obligated to pay and paid a fee of $25,000 to Stanford within 60 days of February 3, 2020. We also issued 10 shares   of the Company’s common stock to Stanford. An annual licensing maintenance fee is payable by us on the first anniversary of the February 2020 License Agreement in the amount of $40,000 for 2021 through 2024 and $60,000 starting in 2025 until the license expires upon the expiration of the patent. The Company is required to pay and has paid $25,000 for the issuances of certain patents. The Company will pay milestone fees of $50,000 on the first commercial sales of a licensed product and $25,000 at the beginning of any clinical study for regulatory clearance of an in vitro diagnostic product developed and a potential licensed product. The Company paid a milestone fee for a clinical study for regulatory clearance of an in vitro diagnostic product developed and a potential licensed product of $25,000 in March of 2022. We are also required to: (i) provide a listing of the management team or a schedule for the recruitment of key management positions by March 31, 2020 (which has been completed), (ii) provide a business plan covering projected product development, markets and sales forecasts, manufacturing and operations, and financial forecasts until at least $10,000,000 in revenue by June 30, 2020 (which has been completed), (iii) conduct validation studies by September 30, 2020 (which has been completed), (iv) hold a pre-submission meeting with the FDA by September 30, 2020 (which has been completed), (iv) submit a 510(k) application to the FDA, Emergency Use Authorization (“EUA”), or a Laboratory Developed Test (“LDT”) by March 31, 2021 (which has been completed), (vi) develop a prototype assay for human profiling by December 31, 2021 (which has been completed), (vii) execute at least one partnership for use of the technology for transplant, autoimmunity, or infectious disease purposes by March 31, 2022 (which has been completed) and (viii) provided further development and commercialization milestones for specific fields of use in writing prior to December 31, 2022.

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

Departure of Officer

On July 21, 2023, Matthew Shatzkes tendered his resignation as Chief Legal Officer, General Counsel and Corporate Secretary of the Company. In connection with his resignation, the Company entered into a Separation Agreement and General Release (the “Separation Agreement”) with Mr. Shatzkes. Pursuant to the Separation Agreement, Mr. Shatzkes’ employment with the Company terminated on August 4, 2023 (the “Termination Date”). In addition, the Company agreed to pay Mr. Shatzkes’ within seven days after the Termination Date: (i) $122,292, representing all accrued salary and wages (inclusive of Base Compensation and earned Subsequent Quarterly Bonus amounts, as those terms are defined in Mr. Shatzkes’ employment agreement), and (ii) $32,576, representing Mr. Shatzkes accrued, but unused paid time off (collectively, the “Initial Payment”). The Company also agreed to pay Mr. Shatzkes: (i) $385,000, representing 12 months of Mr. Shatzkes’ Base Compensation (as that term is defined in Mr. Shatzkes employment agreement), and (ii) $290,000, representing Mr. Shatzkes Subsequent Year Minimum Bonus (as such term is defined in Mr. Shatzkes employment agreement), on the 60th day following the Termination Date. In addition, the Company shall reimburse Mr. Shatzkes COBRA premium for a period of 12 months and shall cause any restricted stock units granted to Mr. Shatzkes to immediately vest as of the Termination Date. As of December 31, 2023, the Company has completed all obligations under the Separation Agreement.

Contingent Liability

On September 7, 2023, the Company received a demand letter from the holder of certain warrants issued by the Company in April 2023. The demand letter alleged that the investor suffered more than $2 million in damages as a result of the Company failing to register the shares of the Company’s common stock underlying the warrants as required under the securities purchase agreement. The Company denies the amount of the liability claimed by the investor and intends to defend itself vigorously against any such claims. The Company is engaged in ongoing discussions with the investor and, as a result, has accrued a loss of $1.6 million relating to the potential liability. This liability was settled subsequent to December 31, 2023. (See Note 12)

Letter of Intent Termination

On August 1, 2023, the Company and Natural State Genomics and Natural State Laboratories mutually agreed to terminate the Amended and Restated Non-Binding Letter of Intent dated June 12, 2023.

EvoFem Merger Agreement

On December 11, 2023 (the “Execution Date”), Aditxt, Inc., a Delaware corporation (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Adicure, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”) and Evofem Biosciences, Inc., a Delaware corporation (“Evofem”), pursuant to which, Merger Sub will be merged into and with Evofem (the “Merger”), with Evofem surviving the Merger as a wholly owned subsidiary of the Company.

In connection with the Merger Agreement the Company assumed $13.0 million in notes payable held by Evofem (see Note 7) and assumed a payable for $154,480 (see Note 7). These items were capitalized on the Company’s balance sheet to deposit on acquisition as of December 31, 2023. The Company recognized a debt discount of $1,826,250. As of December 31, 2023, there was an unamortized discount of $1,633,389.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) all issued and outstanding shares of common stock, par value $0.0001 per share of Evofem (“Evofem Common Stock”), other than any shares of Evofem Common Stock held by the Company or Merger Sub immediately prior to the Effective Time, will be converted into the right to receive an aggregate of 610,000 shares of the Company’s common stock, par value $0.001 per share (“Company Common Stock”); and (ii) all issued and outstanding shares of Series E-1 Preferred Stock, par value $0.0001 of Evofem (the “Evofem Unconverted Preferred Stock”), other than any shares of Evofem Unconverted Preferred Stock held by the Company or Merger Sub immediately prior to the Effective Time, will be converted into the right to receive an aggregate of 2,327 shares of Series A-1 Preferred Stock, par value $0.001 of the Company (the “Company Preferred Stock”), having such rights, powers, and preferences set forth in the form of Certificate of Designation of Series A-1 Preferred Stock. (See Note 10)

Evofem Exchange Agreement

On December 22, 2023, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with the holders of an aggregate of 22,280 shares of Series F-1 Convertible Preferred Stock of Evofem (the “Evofem Series F-1 Preferred Stock”) agreed to exchange their respective shares of Evofem Series F-1 Preferred Stock for an aggregate of 22,280 shares of a new series of convertible preferred stock of the Company designated as Series A-1 Convertible Preferred Stock, $0.001 par value, (the “Series A-1 Preferred Stock”), having a total value of $22,277,233. (see Note 10) This investment has been recorded at cost in accordance with ASC 321.

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

Formed in January 2023, our majority owned subsidiary Pearsanta™, Inc. (“Pearsanta”) seeks to take personalized medicine to a new level by delivering “Health by the Numbers.” On November 22, 2023, Pearsanta entered into an assignment agreement with FirstVitals LLC, an entity controlled by Pearsanta’s CEO, Ernie Lee (“FirstVitals”), pursuant to which FirstVitals assigned its rights in certain intellectual property and website domain to Pearsanta in consideration of the issuance of 500,000 shares of Pearsanta common stock to FirstVitals. On December 18, 2023, the board of directors of Pearsanta adopted the Pearsanta 2023 Omnibus Equity Incentive Plan (the “Pearsanta Omnibus Incentive Plan”), pursuant to which it reserved 15 million shares of common stock of Pearsanta for future issuance under the Pearsanta Omnibus Incentive Plan and the Pearsanta 2023 Parent Service Provider Equity Incentive Plan (the “Pearsanta Parent Service Provider Plan”) and approved the issuance of 9.32 million options, exercisable into shares of Pearsanta common stock under the Pearsanta Parent Service Provider Plan and the issuance of 4.0 million options, exercisable into shares of Pearsanta common stock, subject to vesting, and 1.0 million restricted common stock shares under the Pearsanta Omnibus Incentive Plan.

During the year ended December 31, 2023, the Company issued 74,675 shares of common stock and recognized expense of $484,525 in stock-based compensation for consulting services. The stock-based compensation for consulting services is calculated by the number of shares multiplied by the closing price on the effective date of the contract. The Company recognized expense of $308,479 in stock-based compensation related to the RSUs for the year ended December 31, 2023. The stock-based compensation for shares issued or RSUs granted during the period were valued based on the fair market value on the date of grant. During the year ended December 31, 2023, the Company issued 1,055,374 shares of common stock for the exercise of warrants.

During the year ended December 31, 2022, the Company issued 3,707 shares of common stock and recognized expense of $507,558 in stock-based compensation for consulting services. The Company also granted 292 RSUs, 463 vested and resulted in the issuance of shares. As a result, the Company recognized expense of $1,209,906 in stock-based compensation. The stock-based compensation for shares issued or RSU’s granted during the period were valued based on the fair market value on the date of grant. During the year ended December 31, 2022, the Company issued 48,659 shares of common stock for the exercise of warrants.

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

For the year ended December 31, 2023, the Company sold 8,463 Shares at an average price of $62.05 per share under the ATM. The sale of Shares generated net proceeds of $507,016 after paying commissions and related fees.

On April 20, 2023, the Company entered into an amendment to the ATM, pursuant to which the Company and the Agent agreed to reduce the aggregate gross sales price of the Shares under the ATM from $50,000,000 to zero.

Preferred Stock

The Company is authorized to issue 3,000,000 shares of preferred stock, par value $0.001 per share. There were 24,905 and zero shares of preferred stock outstanding as of December 31, 2023 and 2022, respectively.

Issuance of Series A-1 Preferred Stock:

On December 11, 2023 (the “Execution Date”), the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Adicure, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”) and Evofem Biosciences, Inc., a Delaware corporation (“Evofem”), pursuant to which, Merger Sub will be merged into and with Evofem (the “Merger”), with Evofem surviving the Merger as a wholly owned subsidiary of the Company.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) all issued and outstanding shares of common stock, par value $0.0001 per share of Evofem (“Evofem Common Stock”), other than any shares of Evofem Common Stock held by the Company or Merger Sub immediately prior to the Effective Time, will be converted into the right to receive an aggregate of 610,000 shares of the Company’s common stock, par value $0.001 per share (“Company Common Stock”); and (ii) all issued and outstanding shares of Series E-1 Preferred Stock, par value $0.0001 of Evofem (the “Evofem Unconverted Preferred Stock”), other than any shares of Evofem Unconverted Preferred Stock held by the Company or Merger Sub immediately prior to the Effective Time, will be converted into the right to receive an aggregate of 2,327 shares of Series A-1 Preferred Stock, par value $0.001 of the Company (the “Company Preferred Stock”), having such rights, powers, and preferences set forth in the form of Certificate of Designation of Series A-1 Preferred Stock. See Series A-1 Preferred Stock certificate of designation incorporated by reference to this document.

On December 22, 2023, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with the holders (the “Holders”) of an aggregate of 22,280 shares of Series F-1 Convertible Preferred Stock of Evofem (the “Evofem Series F-1 Preferred Stock”) agreed to exchange their respective shares of Evofem Series F-1 Preferred Stock for an aggregate of 22,280 shares of a new series of convertible preferred stock of the Company designated as Series A-1 Convertible Preferred Stock, $0.001 par value, (the “Series A-1 Preferred Stock”).

The following is only a summary of the Series A-1 Certificate of Designations, and is qualified in its entirety by reference to the full text of the Series A-1 Certificate of Designations, a copy of which is filed as Exhibit 3.1 to our Current Report on Form 8-K filed on December 26, 2023 and is incorporated by reference herein.

Designation, Amount, and Par Value: The number of Series A-1 Preferred Stock designated is 22,280 shares. The shares of Series A-1 Preferred Stock have a par value of $0.001 per share and a stated value of $1,000 per share.

Conversion Price: The Series A-1 Preferred Stock will be convertible into shares of Common Stock at an initial conversion price of $4.44 (subject to adjustment pursuant to the Series A-1 Certificate of Designations) (the “Conversion Price”). The Certificate of Designations also provides that in the event of certain Triggering Events (as defined below) any holder may, at any time, convert any or all of such holder’s Series A-1 Preferred Stock at an alternate conversion rate equal to the product of (i) the Alternate Conversion Price (as defined below) and (ii) the quotient of (x) the 25% redemption premium multiplied by (y) the amount of Series A-1 Preferred Stock subject to such conversion. “Triggering Events” include, among others, (i) a suspension of trading or the failure to be traded or listed on an eligible market for five consecutive days or more, (ii) the failure to remove restrictive legends when required, (iii) the Company’s default in payment of indebtedness in an aggregate amount of $500,000 or more (the Company is currently in default for payments greater than $500,000), (iv) proceedings for a bankruptcy, insolvency, reorganization or liquidation, which are not dismissed with 30 days, (v) commencement of a voluntary bankruptcy proceeding, and (viii) final judgments against the Company for the payment of money in excess of $100,000. “Alternate Conversion Price” means the lowest of (i) the applicable conversion price the in effect, (ii) the greater of (x) $0.888 (the “Floor Price”) and (y) 80% of the volume weighted average price (“VWAP”) of the Common Stock on the trading day immediately preceding the delivery of the applicable conversion notice. Further, the Series A-1 Certificate of Designations provides that if on any of the 90th and 180th day after each of the occurrence of any Stock Combination Event (as defined in the Series A-1 Certificate of Designations) and the Applicable Date (as defined in the Series A-1 Certificate of Designations), the conversion price then in effect is greater than the market price then in effect (the “Adjustment Price”), on such date then the conversion price shall automatically lower to the Adjustment Price.

Dividends: Holders of the Series A-1 Preferred Stock shall be entitled to receive dividends when and as declared by the Board, from time to time, in its sole discretion, which Dividends shall be paid by the Company out of funds legally available therefor, payable, subject to the conditions and other terms hereof, in cash, in securities of the Company or any other entity, or using assets as determined by the Board on the Stated Value of such Preferred Share.

Liquidation: In the event of a Liquidation Event (as defined in the Series A-1 Certificate of Designation), the holders the Series A-1 Preferred Stock shall be entitled to receive in cash out of the assets of the Company, before any amount shall be paid to the holders of any other shares of capital stock of the Company, equal to the greater of (A) 125% of the Conversion Amount (as defined in the Series A-1 Certificate of Designation) on the date of such payment and (B) the amount per share such holder of Series A-1 Preferred Stock would receive if they converted such share of Series A-1 Preferred Stock into Common Stock immediately prior to the date of such payment

Company Redemption: The Company may redeem all, or any portion, of the Series A-1 Preferred Stock for cash, at a price per share of Series A-1 Preferred Stock equal to 115% of the greater of (i) the Conversion Amount (as defined in the Series A-1 Certificate of Designation)being redeemed as of the Company Optional Redemption Date (as defined in the Series A-1 Certificate of Designation) and (ii) the product of (1) the Conversion Rate (as defined in the Series A-1 Certificate of Designation) with respect to the Conversion Amount being redeemed as of the Company Optional Redemption Date multiplied by (2) the greatest Closing Sale Price (as defined in the Certificate of Designation) of the Common Stock on any Trading Day during the period commencing on the date immediately preceding such Company Optional Redemption Notice Date (as defined in the Certificate of Designation) and ending on the Trading Day immediately prior to the date the Company makes the entire payment required to be made under the Certification of Designation.

Maximum Percentage: Holders of Series A-1 Preferred Stock are prohibited from converting shares of Series A-1 Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion.

Voting Rights: The holders of the Series A-1 Preferred Stock shall have no voting power and no right to vote on any matter at any time, either as a separate series or class or together with any other series or class of share of capital stock, and shall not be entitled to call a meeting of such holders for any purpose nor shall they be entitled to participate in any meeting of the holders of Common Stock, except as expressly provided in the Certificate of Designations and where required by the DGCL.

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

The Preferred Stock is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The Preferred Stock has no rights with respect to any distribution of assets of the Company, including upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company, whether voluntarily or involuntarily. The holder of the Preferred Stock will not be entitled to receive dividends of any kind. See Series B Preferred Stock certificate of designation incorporated by reference to this document.

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

Issuance of Series B-2 Preferred Stock:

On December 29, 2023, the Company entered into an Exchange Agreement (the “Note Exchange Agreement”) with the Noteholder, pursuant to which the Noteholder agreed, subject to the terms and conditions set forth therein, to exchange the Note, including all accrued but unpaid interest thereon, for an aggregate of 2,625 shares of a new series of convertible preferred stock of the Company, designated as Series B-2 Convertible Preferred Stock, $0.001 par value (the “Series B-2 Preferred Stock”). See Series B-2 Preferred Stock certificate of designation incorporated by reference to this document.

The following is only a summary of the Series B-2 Certificate of Designations, and is qualified in its entirety by reference to the full text of the Series B-2 Certificate of Designations, a copy of which is filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 2, 2024.

Designation, Amount, and Par Value: The number of Series B-2 Preferred Stock designated is 2,625 shares. The shares of Series B-2 Preferred Stock have a par value of $0.001 per share and a stated value of $1,000 per share.

Conversion Price: The Series B-2 Preferred Stock will be convertible into shares of Common Stock at an initial conversion price of $4.71 (subject to adjustment pursuant to the Series B-2 Certificate of Designations) (the “Conversion Price”). The Series B-2 Certificate of Designations also provides that in the event of certain Triggering Events (as defined below) any holder may, at any time, convert any or all of such holder’s Series B-2 Preferred Stock at an alternate conversion rate equal to the product of (i) the Alternate Conversion Price (as defined below) and (ii) the quotient of (x) the 125% redemption premium multiplied by (y) the amount of Series B-2 Preferred Stock subject to such conversion. “Triggering Events” include, among others, (i) a suspension of trading or the failure to be traded or listed on an eligible market for five consecutive days or more, (ii) the failure to remove restrictive legends when required, (iii) the Company’s default in payment of indebtedness in an aggregate amount of $500,000 or more(the Company is currently in default for payments greater than $500,000), (iv) proceedings for a bankruptcy, insolvency, reorganization or liquidation, which are not dismissed with 30 days, (v) commencement of a voluntary bankruptcy proceeding, and (viii) final judgments against the Company for the payment of money in excess of $500,000. “Alternate Conversion Price” means the lowest of (i) the applicable conversion price the in effect, (ii) the greater of (x) $0.9420 (the “Floor Price”) and (y) 80% of the lowest volume weighted average price (“VWAP”) of the Common Stock during the five consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice. Further, the Series B-2 Certificate of Designations provides that if on any of the 90th and 180th day after each of the occurrence of any Stock Combination Event (as defined in the Series B-2 Certificate of Designations) and the Applicable Date (as defined in the Series B-2 Certificate of Designations), the conversion price then in effect is greater than the market price then in effect (the “Adjustment Price”), on such date then the conversion price shall automatically lower to the Adjustment Price.

Dividends: Holders of the Series B-2 Preferred Stock shall be entitled to receive dividends when and as declared by the Board, from time to time, in its sole discretion, which Dividends shall be paid by the Company out of funds legally available therefor, payable, subject to the conditions and other terms hereof, in cash, in securities of the Company or any other entity, or using assets as determined by the Board on the Stated Value of such Preferred Share.

Liquidation: In the event of a Liquidation Event (as defined in the Series B-2 Certificate of Designations), the holders the Series B-2 Preferred Stock shall be entitled to receive in cash out of the assets of the Company, before any amount shall be paid to the holders of any other shares of capital stock of the Company, equal to the greater of (A) 125% of the Conversion Amount (as defined in the Series B-2 Certificate of Designation) on the date of such payment and (B) the amount per share such holder of Series B-2 Preferred Stock would receive if they converted such share of Series B-2 Preferred Stock into Common Stock immediately prior to the date of such payment.

Company Redemption: The Company may redeem all, or any portion, of the Series B-2 Preferred Stock for cash, at a price per share of Series B-2 Preferred Stock equal to 115% of the greater of (i) the Conversion Amount (as defined in the Series B-2 Certificate of Designations) being redeemed as of the Company Optional Redemption Date (as defined in the Series B-2 Certificate of Designations) and (ii) the product of (1) the Conversion Rate (as defined in the Series B-2 Certificate of Designations) with respect to the Conversion Amount being redeemed as of the Company Optional Redemption Date multiplied by (2) the greatest Closing Sale Price (as defined in the Series B-2 Certificate of Designations) of the Common Stock on any Trading Day during the period commencing on the date immediately preceding such Company Optional Redemption Notice Date (as defined in the Series B-2 Certificate of Designations) and ending on the Trading Day immediately prior to the date the Company makes the entire payment required to be made under the Certification of Designation.

Maximum Percentage: Holders of Series B-2 Preferred Stock are prohibited from converting shares of Series B-2 Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion.

Voting Rights: The holders of the Series B-2 Preferred Stock shall have no voting power and no right to vote on any matter at any time, either as a separate series or class or together with any other series or class of share of capital stock, and shall not be entitled to call a meeting of such holders for any purpose nor shall they be entitled to participate in any meeting of the holders of Common Stock, except as expressly provided in the Series B-2 Certificate of Designations and where required by the DGCL.

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

The outstanding share of Preferred Stock shall be redeemed in whole, but not in part, at any time (i) if such redemption is ordered by the Board of Directors in its sole discretion or (ii) automatically upon the effectiveness of the amendment to the Certificate of Incorporation implementing a reverse stock split. Upon such redemption, the holder of the Preferred Stock will receive consideration of $1,000 in cash. As of December 31, 2023, the share has been redeemed and the consideration has been paid.

On July 11, 2023, the Company entered into a Subscription and Investment Representation Agreement (the “Subscription Agreement”) with Amro Albanna, its Chief Executive Officer, who is an accredited investor (the “Purchaser”), pursuant to which the Company agreed to issue and sell one (1) share of the Company’s Series C Preferred Stock, par value $0.001 per share (the “Preferred Stock”), to the Purchaser for $1,000 in cash. The sale closed on July 11, 2023. The Subscription Agreement contains customary representations and warranties and certain indemnification rights and obligations of the parties. See Series C Preferred Stock certificate of designation incorporated by reference to this document. On August 17, 2023, the share was redeemed.

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

On February 24, 2021, our Board of Directors adopted the Aditx Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock and restricted stock units, and other stock-based awards (collectively, the “Awards”). Eligible recipients of Awards include employees, directors or independent contractors of the Company or any affiliate of the Company. The Compensation Committee of the Board of Directors (the “Committee”) administers the 2021 Plan. A total of 60,000 shares of common stock, par value $0.001 per share, of the Company may be issued pursuant to Awards granted under the 2021 Plan. The exercise price per share for the shares to be issued pursuant to an exercise of a stock option will be no less than one hundred percent (100%) of the Fair Market Value (as defined in the 2021 Plan) of a share of Common Stock on the date of grant. The 2021 Plan was submitted and approved by the Company’s stockholders at the 2021 annual meeting of stockholders, held on May 19, 2021.

During the years ended December 31, 2023 and 2022, the Company granted 44,445 and 0 new options. respectively.

For the year ended December 31, 2023, the fair value of each option granted was estimated using the assumption and/or factors in the Black-Scholes Model as follows:

Exercise price	$5.01
Expected dividend yield	0%
Risk free interest rate	4.49%
Expected life in years	10
Expected volatility	164%

The risk-free interest rate assumption for options granted is based upon observed interest rates on the United States Government Bond Equivalent Yield appropriate for the expected term of option.

The Company determined the expected volatility assumption for options granted using the historical volatility of comparable public companies’ common stock. The Company will continue to monitor peer companies and other relevant factors used to measure expected volatility for future option grants, until such time that the Company’s common stock has enough market history to use historical volatility.

The dividend yield assumption for option granted is based on the Company’s history and expectation of dividend payouts. The Company has never declared nor paid any cash dividends on its common stock, and the Company does not anticipate paying any cash dividends in the foreseeable future.

The Company recognizes option forfeitures as they occur, as there is insufficient historical data to accurately determine future forfeitures rates.

The following is an analysis of the stock option grant activity under the Plan:

Vested and Nonvested Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2022	1,127	$6,802.93	5.74
Granted	44,445	5.01	9.86
Exercised	-	-	-
Expired or forfeited	-	-	-
Outstanding December 31, 2023	45,572	$173.12	9.74

Nonvested Stock Options	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2022	55	$3,840
Granted	44,445	5.01
Vested	(44,500)	9.75
Forfeited	-	-
Nonvested on December 31, 2023	-	$-

As of December 31, 2023 there were 45,572 exercisable options; these options had a weighted average exercise price $173.12. These options had a grant date fair value of $221,005.

On December 18, 2023, our Board of Directors adopted the Pearsanta, Inc. 2023 Omnibus Equity Incentive Plan (the “Pearsanta 2023 Plan”) and the 2023 Parent Service Provider Equity Incentive Plan (the “Pearsanta Parent 2023 Plan”), collectively (the “Pearsanta Plans”). The Pearsanta Plans provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock and restricted stock units, and other stock-based awards (collectively, the “Pearsanta Awards”). Eligible recipients of Pearsanta Awards include employees, directors or independent contractors of the Company or any affiliate of the Company. The Board of Directors administers the Pearsanta Plans. The Pearsanta 2023 Plan consists of a total of 15,000,000 shares of Pearsanta common stock, par value $0.001 per share, which may be issued pursuant to Pearsanta Awards granted under the Pearsanta 2023 Plan. The Pearsanta Parent 2023 Plan consists of a total of 9,320,000 shares of Pearsanta common stock, par value $0.001 per share, which may be issued pursuant to Pearsanta Awards granted under the Pearsanta Parent 2023 Plan. The exercise price per share for the shares to be issued pursuant to an exercise of a stock option will be no less than one hundred percent (100%) of the Fair Market Value (as defined in the Pearsanta Plans) of a share of Common Stock on the date of grant.

During the years ended December 31, 2023 and 2022, Pearsanta granted 4,000,000 and 0 new options under the Pearsanta 2023 Plan, respectively.

During the years ended December 31, 2023 and 2022, Pearsanta granted 9,320,000 and 0 new options under the Pearsanta Parent 2023 Plan, respectively.

For the year ended December 31, 2023, the fair value of each option granted was estimated using the assumption and/or factors in the Black-Scholes Model as follows:

Exercise price	$0.02
Expected dividend yield	0%
Risk free interest rate	3.95%
Expected life in years	10
Expected volatility	194%

The risk-free interest rate assumption for warrants granted is based upon observed interest rates on the United States Government Bond Equivalent Yield appropriate for the expected term of option.

The Company determined the expected volatility assumption for options granted using the historical volatility of comparable public companies’ common stock. The Company will continue to monitor peer companies and other relevant factors used to measure expected volatility for future option grants, until such time that the Company’s common stock has enough market history to use historical volatility.

The dividend yield assumption for option granted is based on the Company’s history and expectation of dividend payouts. The Company has never declared nor paid any cash dividends on its common stock, and the Company does not anticipate paying any cash dividends in the foreseeable future.

The following is an analysis of the stock option grant activity under the Pearsanta Plans:

Vested and Nonvested Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2022	-	$-	-
Granted	13,320,000	0.02	9.97
Exercised	-	-	-
Expired or forfeited	-	-	-
Outstanding December 31, 2023	13,320,000	$0.02	9.97

Nonvested Stock Options	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2022	-	$-
Granted	13,320,000	0.02
Vested	(9,320,000)	0.02
Forfeited	-	-
Nonvested on December 31, 2023	4,000,000-	$0.02-

As of December 31, 2023 there were 9,320,000 exercisable options; these options had a weighted average exercise price $0.02. These options had a grant date fair value of $265,929.

The Company recognized stock-based compensation expense related to all options granted and vesting expense of $589,014 during the year ended December 31, 2023, of which $385,640 is included in general and administrative expenses and $203,374 is included in research and development expenses in the accompanying statements of operations. The remaining value to be expensed is $77,812 as of December 31, 2023. The weighted average vesting term is 2.17 years as of December 31, 2023. The Company recognized stock-based compensation expense related to all options granted and vesting expense of $791,187 during the year ended December 31, 2022, of which $555,772 is included in general and administrative expenses and $235,415 is included in research and development expenses in the accompanying statements of operations.

Warrants

For the year ended December 31, 2023, the fair value of each warrant granted was estimated using the assumption and/or factors in the Black-Scholes Model as follows:

Exercise price	$300-2,300
Expected dividend yield	0%
Risk free interest rate	1.13%-3.47%
Expected life in years	5-5.50
Expected volatility	147-165%

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

The Company recognizes warrant forfeitures as they occur, as there is insufficient historical data to accurately determine future forfeitures rates.

A summary of warrant issuances are as follows:

Vested and Nonvested Warrants	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2022	127,281	$514.97	4.54
Granted	5,975,936	3.92	2.72
Exercised	(1,055,374)	0.24	-
Expired or forfeited	(393)	8,249.36	-
Outstanding December 31, 2023	5,047,450	$14.11	2.73

On September 1, 2023, the Company recognized a deemed dividend resulting in the issuance of 9,086 warrants, 6,128 of which were immediately exercised.

Nonvested Warrants	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2022	2,500	$300.00
Granted	5,975,936	3.92
Vested	(5,978,436)	4.04
Forfeited	-	-
Nonvested on December 31, 2023	-	$-

The Company recognized stock-based compensation expense related to warrants granted and vesting expense of zero and $609,748 during the years ended December 31, 2023 and 2022, respectively, of which $105,049 is included in general and administrative and $504,699 is included in sales and marketing in the accompanying Statements of Operations. The remaining value to be expensed is zero as of December 31, 2023. The weighted average vesting term is zero years as of December 31, 2023.

On April 20, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor, pursuant to which the Company agreed to sell to such investor pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 39,634 shares of common stock of the Company (the “Common Stock”) at a purchase price of $48.76 per Pre-Funded Warrant, resulting in proceeds of approximately $1.6 million after deducting approximately $291,000 in commissions and closing fees. Concurrently with the sale of the Pre-Funded Warrants, pursuant to the Purchase Agreement in a concurrent private placement, for each Pre-Funded Warrant purchased by the investor, such investor received from the Company an unregistered warrant (the “Warrant”) to purchase two shares of Common Stock. The warrants have an exercise price of $34.40 per share and are exercisable for a three year period. In addition, the Company issued a warrant to the placement agent to purchase up to 2,379 shares of common stock at an exercise price of $61.00 per share and were valued at $56,742 using a Black Scholes valuation model. As these warrants were considered offering costs, they had a zero net effect on the Company’s equity.

On August 31, 2023, the Company entered into a securities purchase agreement (the “August Purchase Agreement”) with an institutional investor for the issuance and sale in a private placement (the “Private Placement”) of (i) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.001 per share, and (ii) warrants (the “Common Warrants”) to purchase up to 1,000,000 shares of the Company’s Common Stock at an exercise price of $10.00 per share. 60,000 warrants were also issued to the placement agent. These warrants had an exercise price of $12.50 and a term of 5.5 years. The Common Warrants were valued at $32.3 million and the 60,000 warrants issued to the placement agents were valued at $1.9 million using a Black Scholes valuation model. As these warrants were considered offering costs, they had a zero net effect on the Company’s equity. The Private Placement closed on September 6, 2023. The net proceeds to the Company from the Private Placement were approximately $9 million, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company used the net proceeds received from the Private Placement for (i) the payment of approximately $3.1 million in outstanding obligations, (ii) the repayment of approximately $0.4 million of outstanding debt, and (iii) the balance for continuing operating expenses and working capital.

On December 29, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (“the “Purchaser”) for the issuance and sale in a private placement (the “Private Placement”) of (i) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,237,114 shares of the Company’s common stock, par value $0.001 (the “Common Stock”) at an exercise price of $0.001 per share, and (ii) warrants (the “Common Warrants”) to purchase up to 2,474,228 shares of the Company’s Common Stock, at a purchase price of $4.85 per share. As of December 31, 2023, the Company had not received the funds from the Purchase Agreement resulting in a $5,444,628 receivable. These funds were received on January 4, 2024.

The Common Warrants are exercisable immediately upon issuance at an exercise price of $4.60 per share and have a term of exercise equal to three years from the date of issuance. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the Pre-Funded Warrants are exercised in full. A holder of Pre-Funded Warrants or Warrants (together with its affiliates) may not exercise any portion of a warrant to the extent that the holder would own more than 4.99% (or, at the election of the holder 9.99%) of the Company’s outstanding common stock immediately after exercise.

Pursuant to the Purchase Agreement, the Company agreed to reduce the exercise price of certain outstanding warrants to purchase Common Stock of the Company (“Outstanding Warrants”) held by the Purchaser to $4.60 per share in consideration for the cash payment by the Purchaser of $0.125 per share of Common Stock underlying the Outstanding Warrants, effective immediately. The Company issued a warrant to the placement agent to purchase up to 74,227 shares of common stock at an exercise price of $6.06 per share and were valued at $470,772 using a Black Scholes valuation model. As these warrants were considered offering costs, they had a zero net effect on the Company’s equity.

Restricted Stock Units

A summary of Restricted Stock Units (“RSUs”) issuances are as follows:

Nonvested RSUs	Number	Weighted Average Price
Nonvested December 31, 2022	187	$1,856,21
Granted	-	-
Vested	(170)	2,714.15
Forfeited	(35)	1,345.77
Rounding for Reverse Split	18	-
Nonvested December 31, 2023	-	$-

The Company recognized stock-based compensation expense related to RSUs granted and vesting expense of $308,479 and $1,843,902 during the years ended December 31, 2023 and 2022, respectively. Of the $308,479, $242,915 is included in general and administrative, $58,777 is included in research and development, and $6,787 is included in sales and marketing in the accompanying Statements of Operations. Of the $1,843,902, $1,237,182 is included in general and administrative and $606,720 is included in research and development in the accompanying Statements of Operations. The remaining value to be expensed is $0 with a weighted average vesting term of 0 years as of December 31, 2023.

During the year ended December 31, 2023, the Company granted a total of zero RSUs. During the year ended December 31, 2023, 170 RSUs vested and the Company issued 157 shares of common stock for the 170 vested RSUs.

Pearsanta Restricted Stock Award

During the year ended December 31, 2023, Pearsanta granted a total of 1,000,000 immediately vested restricted stock awards under the Pearsanta 2023 Plan. The Company recognized stock-based compensation expense related to the Pearsanta restricted stock awards of $20,000.

NOTE 11 – INCOME TAXES

For the years ended December 31, 2023 and 2022, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company. The Company’s losses before income taxes consist solely of losses from domestic operations.

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	2023	2022
Income taxes at U.S. statutory rate	21%	21%
State income taxes	0.8	1.6
Tax Credits	0.5	1.0
Permanent Differences/Others	(1.9)	(10.5)
Change in valuation allowance	(20.5)	(13.1)
Total provision for income taxes	0%	0%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 are comprised of the following:

	Years Ended December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforwards	$18,555,428	$13,499,811
Tax credits carryforwards	796,320	430,468
Stock-based compensation	1,580,038	1,511,849
Lease liability	486,473	722,126
Section 174 Capitalization	2,207,611	1,547,343
Loss on impairment of debt	3,326,129	3,288,363
Other	92,704	114,973
Total deferred tax assets	27,044,703	21,114,933
Valuation allowance	(26,414,533)	(20,217,400)
Net deferred tax assets	630,170	897,533
Deferred tax liabilities
Right of use assets	(486,473)	(722,127)
Fixed assets	(143,697)	(175,406)
Total deferred tax liabilities	(630,170)	(897,533)
Net deferred taxes	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which are comprised primarily of net operating loss carryforwards and tax credits. Management has considered the Company’s history of cumulative net losses in the United States, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its U.S. federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against these net deferred tax assets as of December 31, 2023 and 2022, respectively. The Company reevaluates the positive and negative evidence at each reporting period. The Company’s valuation allowance increased during 2023 by approximately $6.2 million primarily due to the generation of net operating loss and tax credit carryforwards and the capitalization of research and experimental expenditures. The Company’s valuation allowance increased during 2022 by approximately $3.5 million primarily due to the generation of net operating loss and tax credit carryforwards and the capitalization of research and experimental expenditures.

As of December 31, 2023 and 2022, the Company had U.S. federal net operating loss carryforwards of $75.2 million and $56.6 million, respectively, which may be available to offset future income tax liabilities. The 2017 Tax Cuts and Jobs Act (“ TCJA”) will generally allow losses incurred after 2017 to be carried over indefinitely, but will generally limit the net operating loss deduction to the lesser of the net operating loss carryover or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). Also, there will be no carryback for losses incurred after 2017. Losses incurred prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s net operating loss carryover or 100% of a corporation’s taxable income and be available for twenty years from the period the loss was generated. The Company has federal net operating losses generated following 2017 of $75.1 million, which do not expire. The federal net operating losses generated prior to 2018 of $0.1 million will expire at various dates through 2037. The CARES Act temporarily allows the Company to carryback net operating losses arising in 2018, 2019 and 2020 to the five prior tax years. In addition, net operating losses generated in these years could fully offset prior year taxable income without the 80% of the taxable income limitation under the TCJA which was enacted on December 22, 2017. The Company has been generating losses since its inception, as such the net operating loss carryback provision under the CARES Act is not applicable to the Company.

As of December 31, 2023 and 2022, the Company also had U.S. state net operating loss carryforwards (post-apportioned) of $28.2 million and $26.2 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2042.

As of December 31, 2023, the Company had $0.1 million federal tax credit carryforwards available to reduce future tax liabilities which expire at various dates through 2042. As of December 31, 2022, the Company had $0.1 federal tax credit carryforwards. As of December 31, 2023 and 2022, the Company had state research and development tax credit carryforwards of approximately $0.4 million and $0.2 million, respectively, which may be available to reduce future tax liabilities and can be carried over indefinitely.

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

The Company files tax returns in the United States, California, Virginia, and New York. The Company is subject to U.S. federal and state tax examinations by tax authorities for the tax years ended December 31, 2019 through present. As of December 31, 2023 and 2022, the Company has recorded no liability for unrecognized tax benefits, interest, or penalties related to federal and state income tax matters and there currently no pending tax examinations. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense.

NOTE 12 – SUBSEQUENT EVENTS

Closing of Private Placement

On December 29, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (“the “December Purchaser”) for the issuance and sale in a private placement (the “December Private Placement”) of (i) pre-funded warrants (the “December Pre-Funded Warrants”) to purchase up to 1,237,114 shares of the Company’s Common Stock, par value $0.001 at an exercise price of $0.001 per share, and (ii) warrants (the “December Common Warrants”) to purchase up to 2,474,228 shares of the Company’s Common Stock, at a purchase price of $4.85 per share.

Pursuant to the Purchase Agreement, the Company agreed to reduce the exercise price of certain outstanding warrants to purchase Common Stock of the Company (“Certain Outstanding Warrants”) held by the Purchaser to $4.60 per share in consideration for the cash payment by the December Purchaser of $0.125 per share of Common Stock underlying the Certain Outstanding Warrants, effective immediately.

The December Private Placement closed on January 4, 2024. The net proceeds to the Company from the December Private Placement were approximately $5.5 million, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company.

In addition, the Company agreed to pay H.C. Wainwright & Co., LLC (“Wainwright”) certain expenses and issued to Wainwright or its designees warrants (the “December Placement Agent Warrants”) to purchase up to an aggregate of 74,227 shares of Common Stock at an exercise price equal to $6.0625 per share. The December Placement Agent Warrants are exercisable immediately upon issuance and have a term of exercise equal to three years from the date of issuance.

Secured Notes Amendments and Assignment

On January 2, 2024, the Company and certain holders of the secured notes (the “Holders”) entered into amendments to the January 2024 Secured Notes (“Amendment No. 1 to January 2024 Secured Notes”), pursuant to which the maturity date of the January 2024 Notes was extended to January 5, 2024.

On January 5, 2024, the Company and the Holders entered into amendments to the January 2024 Secured Notes (“Amendment No. 2 to January 2024 Secured Notes”) and amendments to the September 2024 Secured Notes (“Amendment No. 1 to September 2024 Secured Notes”), pursuant to which the Company and the Holders agreed that in consideration of a principal payment in the aggregate amount of $1 million on the January 2024 Secured Notes and in increase in the aggregate principal balance of $250,000 on the September 2024 Secured Notes, that the maturity date of the January 2024 Secured Notes would be further extended to January 31, 2024.

On January 31, 2024, the Company and the Holders entered into amendments to the January 2024 Secured Notes (“Amendment No. 3 to January 2024 Secured Notes”), pursuant to which the maturity date of the January 2024 Notes was extended to February 29, 2024. In addition, on January 31, 2024, the Company and the Holders entered into amendments to the September 2024 Secured Notes (“Amendment No. 2 to September 2024 Secured Notes”), pursuant to which the Company and the Holders agreed that in consideration of a principal payment in the aggregate amount of $1.25 million on the January 2024 Secured Notes and in increase in the aggregate principal balance of $300,000 on the September 2024 Secured Notes.

Pursuant to Amendment No. 3 to the January 2024 Secured Notes, the Company was required to make the Additional Consideration payment no later than February 9, 2024. As a result of the Company’s failure to make the Additional Consideration payment by February 9, 2023, the January 2024 Secured Notes and the September 2024 Secured Notes were in default and the entire principal balance of the January 2024 Secured Notes and the September 2024 Secured Notes, without demand or notice, were due and payable.

As a result of the defaults on the January 2024 Secured Notes and the September 2024 Secured Notes, the Company was in default on the Business Loan and Security Agreement dated January 24, 2024 (the January Business Loan”), which has a current balance of approximately $5.2 million, and the Business Loan and Security Agreement dated November 7, 2023 (the “November Business Loan”) which had a current balance of approximately $2.7 million.

On February 26, 2024, the Company and the Holders entered into an Assignment Agreement (the “February Assignment Agreement”), pursuant to which the Company assigned all remaining amounts due under the January 2024 Secured Notes, the September 2024 Secured Notes and the Unsecured Notes (collectively, the “Notes”) back to the Holders. In connection with the February Assignment Agreement, the Company and the Holders entered into a payoff letter (the “Payoff Letter”) and amendments to the January 2024 Secured Notes (“Amendment No. 4 to January 2024 Secured Notes”), pursuant to which the maturity date of the January 2024 Secured Notes was extended to March 31, 2024 and the outstanding balance under the Notes, after giving effect to the transactions contemplated by the February Assignment Agreement as applied pursuant to the Payoff Letter, was adjusted to $250,000. On April 15, 2024, the Company has repaid the $250,000.

Settlement Agreement

On January 3, 2024, the Company entered into a settlement agreement and general release with an investor (the “Settlement Agreement”), pursuant to which the Company and the investor agreed to settle an action filed in the United States District Court in the Southern District of New York by an investor against the Company (the “Action”) in consideration of the issuance by the Company of shares of the Company’s Common Stock (the “Settlement Shares”). The number of Settlement Shares to be issued will be equal to $1.6 million divided by the closing price of the Company’s Common Stock on the day prior to court approval of the joint motion. Following the issuance of the Settlement Shares, the Investor will file a dismissal stipulation in the Action.

On January 17, 2024, the Company issued 296,296 Settlement Shares to the investor. The Settlement Shares were issued pursuant to an exemption from registration pursuant to Section 3(a)(10) under the Securities Act of 1933, as amended.

Closing of MDNA Transaction

On January 4, 2024 (the “Closing Date”), the Company completed its acquisition of certain assets and issued to MDNA Lifesciences, Inc. (“MDNA”): the Company’s Common Stock, the Company’s Warrants, and the Pearsanta Preferred Stock. The Company expects to account for this transaction as an asset acquisition.

On January 4, 2024, the Company, Pearsanta and MDNA entered into a First Amendment to Asset Purchase Agreement (the “First Amendment to Asset Purchase Agreement”), pursuant to which the parties agreed to: (i) the removal of an upfront working capital payment, (ii) the removal of a Closing Working Capital Payment (as defined in the Purchase Agreement”), and (iii) to increase the maximum amount of payments to be made by Aditxt under the Transition Services Agreement (as defined below) from $2.2 million to $3.2 million.

On January 4, 2024, Pearsanta and MDNA entered into a Transition Services Agreement (the “Transition Services Agreement”), pursuant to which MDNA agreed that it would perform, or cause certain of its affiliates or third parties to perform, certain services as described in the Transition Services Agreement for a term of three months in consideration for the payment by Pearsanta of certain fees as provided in the Transition Services Agreement, in an amount not to exceed $3.2 million.

Evofem Merger Agreement and Amendments

As previously reported in a Current Report on Form 8-K filed by the Company, on December 11, 2023 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Adicure, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”) and Evofem Biosciences, Inc., a Delaware corporation (“Evofem”), pursuant to which, Merger Sub will be merged into and with Evofem (the “Merger”), with Evofem surviving the Merger as a wholly owned subsidiary of the Company.

On January 8, 2024, the Company, Adicure, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Evofem Biosciences, Inc., a Delaware corporation (“Evofem”) entered into the First Amendment (the “First Amendment to Merger Agreement”), to the Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the parties agreed to extend the date by which the joint proxy statement would be filed with the SEC until February 14, 2024.

On January 30, 2024, the Company, Adicure and Evofem entered into the Second Amendment to the Merger Agreement (the “Second Amendment to Merger Agreement”) to amend (i) the date of the Parent Loan (as defined in the Merger Agreement) to Evofem to be February 29, 2024, (ii) to change the date by which Evofem may terminate the Merger Agreement for failure to receive the Parent Loan to be February 29, 2024, and (iii) to change the filing date for the Joint Proxy Statement (as defined in the Merger Agreement) to April 1, 2024.

On February 29, 2024, the Company, Adicure and Evofem entered into the Third Amendment to the Merger Agreement (the “Third Amendment to Merger Agreement”) in order to (i) make certain conforming changes to the Merger Agreement regarding the Notes, (ii) extend the date by which the Company and Evofem will file the joint proxy statement until April 30, 2024, and (iii) remove the requirement that the Company make the Parent Loan (as defined in the Merger Agreement) by February 29, 2024 and replace it with the requirement that the Company make an equity investment into Evofem consisting of (a) a purchase of 2,000 shares of Evofem Series F-1 Preferred Stock for an aggregate purchase price of $2.0 million on or prior to April 1, 2024, and (b) a purchase of 1,500 shares of Evofem Series F-1 Preferred Stock for an aggregate purchase price of $1.5 million on or prior to April 30, 2024. As of the date of this filing the Company has not purchased the 2,000 shares of EvoFem Series F-1 Preferred Stock.

Business Loan Agreement

On January 24, 2024, the Company entered into a Business Loan and Security Agreement (the “January Loan Agreement”) with a commercial funding source (the “Lender”), pursuant to which the Company obtained a loan from the Lender in the principal amount of $3,600,000, which includes origination fees of $252,000 (the “January Loan”). Pursuant to the January Loan Agreement, the Company granted the Lender a continuing secondary security interest in certain collateral (as defined in the January Loan Agreement). The total amount of interest and fees payable by the Company to the Lender under the January Loan will be $5,364,000, which will be repayable by the Company in 30 weekly installments of $178,800. The Company received net proceeds from the January Loan of $814,900 following repayment of the outstanding balance on the October Purchased Amount of $2,533,100.

Brain Scientific Assignment Agreement

On January 24, 2024, the Company entered into an Assignment and Assumption Agreement (the “Brain Assignment Agreement”) with the agent (the “Agent”) of certain secured creditors (the “Brain Creditors”) of Brain Scientific, Inc., a Nevada corporation (“Brain Scientific”) and Philip J. von Kahle (the “Brain Seller”), as assignee of Brain Scientific and certain affiliated entities (collectively, the “Brain Companies”) under an assignment for the benefit of creditors pursuant to Chapter 727 of the Florida Statutes. Pursuant to the Brain Assignment Agreement, the Agent assigned its rights under that certain Asset Purchase and Settlement Agreement dated October 31, 2023 between the Seller and the Agent (the “Brain Asset Purchase Agreement”) to the Company in consideration for the issuance by the Company of an aggregate of 6,000 shares of a new series of convertible preferred stock of the Company, designated as Series B-1 Convertible Preferred Stock, $0.001 par value (the “Series B-1 Preferred Stock”). The shares of Series B-1 Preferred Stock were issued pursuant to a Securities Purchase Agreement entered into by and between the Company and each of the purchasers signatory thereto (the “Brain Purchase Agreement”).

In connection with the Brain Assignment Agreement, on January 24, 2024, the Company entered into a Patent Assignment with the Brain Seller (the “Brain Patent Assignment”), pursuant to which the Seller assigned all of its rights, titles and interests in certain patents and patent applications that were previously held by the Brain Companies to the Company.

Series B-1 Preferred Stock Certificate of Designation

On January 24, 2024, the Company filed a Certificate of Designations for its Series B-1 Preferred Stock with the Secretary of State of Delaware. See Series B-1 Preferred Stock certificate of designation incorporated by reference to this document.

Officer Promissory Notes

On January 8, 2024, the Company fully repaid the November Note, First December Note, and Second December Note to Amro Albanna, the Company’s Chief Executive Officer.

On February 7, 2024, Amro Albanna, the Chief Executive Officer of the Company loaned $30,000 to the Company. The loan was evidenced by an unsecured promissory note (the “February 7th Note”). Pursuant to the terms of the February 7th Note, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of August 7, 2024 or an event of default, as defined therein.

On February 15, 2024, Amro Albanna, the Chief Executive Officer of the Company loaned $205,000 to the Company. The loan was evidenced by an unsecured promissory note (the “February 15th Note”). Pursuant to the terms of the February 15th Note, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of August 15, 2024 or an event of default, as defined therein.

On February 29, 2024, Amro Albanna, the Chief Executive Officer of the Company, and Shahrokh Shabahang, the Chief Innovation Officer of the Company, loaned $117,000 and $115,000, respectively, to the Company. The loans were evidenced by an unsecured promissory note (the “February 29th Notes”). Pursuant to the terms of the February 29th Notes, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of August 29, 2024 or an event of default, as defined therein.

Engagement Letter with Dawson James Securities, Inc.

On February 16, 2024, the “Company” entered into an engagement letter (the “Dawson Engagement Letter”) with Dawson James Securities, Inc.(“Dawson”), pursuant to which the Company engaged Dawson to serve as financial advisor with respect to one or more potential business combinations involving the Company for a term of twelve months. Pursuant to the Dawson Engagement Letter, the Company agreed to pay Dawson an initial fee of $1.85 million (the “Dawson Initial Fee”), which amount is payable on the later of (i) the closing of an offering resulting in gross proceeds to the Company of greater than $4.9 million, or (ii) five days after the execution of the Dawson Engagement Letter. At the Company’s option, the Dawson Initial Fee may be paid in securities of the Company. In addition, with respect to any business combination (i) that either is introduced to the Company by Dawson following the date of the Dawson Engagement Letter or (ii) that with respect to which the Company hereafter requests Dawson to provide M&A advisory services, the Company shall compensate Dawson in an amount equal to 5% of the Total Transaction Value (as defined in the Engagement Letter) with respect to the first $20.0 million in Total Transaction Value plus 10.0% of the Total Transaction Value that is in excess of $20.0 million (the “Transaction Fee”). The Transaction Fee is payable upon the closing of a business combination transaction.

Lease Default

On March 6, 2024, the Company received correspondence from 532 Realty Associates, LLC (the “Landlord”) that the Company is in default under that certain Agreement of Lease dated November 3, 2021 by and between the Landlord and the Company (the “New York Lease”) for failure to pay Basic Rent and Additional Rent (as each term is defined in the New York Lease) in the aggregate amount of $40,707 (the “Past Due Rent”).

Promissory Note

On March 7, 2024, Sixth Borough Capital Fund, LP loaned $300,000 to the Company. The loan was evidenced by an unsecured promissory note (the “Sixth Borough Note”). Pursuant to the terms of the Sixth Borough Note, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of March 31, 2024 or an event of default, as defined therein.

Appili Arrangement Agreement

On April 1, 2024 (the “Execution Date”), the Company, entered into an Arrangement Agreement (the “Arrangement Agreement”) with Adivir, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Adivir” or the “Buyer”), and Appili Therapeutics, Inc., a Canadian corporation (“Appili”), pursuant to which, Adivir will acquire all of the issued and outstanding Class A common shares of Appili (the “Appili Shares”) on the terms and subject to the conditions set forth therein. The acquisition of the Appili Shares (the “Arrangement”) will be completed by way of a statutory plan of arrangement under the Canada Business Corporation Act.

At the effective time of the Arrangement (the “Effective Time”), each Appili Share outstanding immediately prior to the Effective Time (other than Appili Shares held by a registered holder of Appili Shares who has validly exercised such holder’s dissent rights) will be deemed to be assigned and transferred by the holder thereof to the Buyer in exchange for (i) $0.0467 in cash consideration per share for an aggregate cash payment of $5,668,222 (the “Cash Consideration”) and (ii) 0.002745004 of a share of common stock of Aditxt or an aggregate of 332,876 shares (the “Consideration Shares” and together with the Cash Consideration, the “Transaction Consideration”). In connection with the transaction, each outstanding option and warrant of Appili will be cashed-out based on the implied in-the-money value of the Transaction Consideration, which is expected to result in an additional aggregate cash payment of approximately $341,000 (based on the number of issued and outstanding options and warrants and exchange rates as of the date of the Arrangement Agreement).

Promissory Note

On April 10, 2024, Sixth Borough Capital Fund, LP loaned $230,000 to the Company. The loan was evidenced by an unsecured promissory note (the “April Sixth Borough Note”). Pursuant to the terms of the April Sixth Borough Note, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of April 19, 2024 or an event of default, as defined therein.