Form 10-Q
period 2024-03-31
Aditxt, Inc.
filed 2024-05-20
CIK 1726711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 17, 2024, the registrant had 1,665,265 and 1,665,214 shares of common stock, $0.001 par value per share, issued and outstanding, respectively.

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

ii

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ADITXT, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash	$88,671	$97,102
Accounts receivable, net	427,044	408,326
Inventory	622,768	745,502
Prepaid expenses	456,884	217,390
Subscription receivable	-	5,444,628
TOTAL CURRENT ASSETS	1,595,367	6,912,948

Fixed assets, net	2,021,760	1,898,243
Intangible assets, net	8,611	9,444
Deposits	132,496	106,410
Right of use asset - long term	1,940,076	2,200,299
Investment in Evofem	22,277,211	22,277,211
Deposit on acquisition	-	11,173,772
TOTAL ASSETS	$27,975,521	$44,578,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,360,680	$8,554,959
Notes payable - related party	467,000	375,000
Notes payable, net of discount	5,678,182	15,653,477
Financing on fixed assets	147,823	147,823
Deferred rent	147,350	158,612
Lease liability - current	900,979	999,943
Advance on private placement	600,000	-
TOTAL CURRENT LIABILITIES	17,302,014	25,889,814

Settlement liability	-	1,600,000
Lease liability - long term	891,747	1,041,744

TOTAL LIABILITIES	18,193,761	28,531,558

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 3,000,000 shares authorized, zero shares issued and outstanding, respectively	-	-
Series A-1 Convertible Preferred stock, $0.001 par value, 22,280 shares authorized, 22,280 and 22,280 shares issued and outstanding, respectively	22	22
Series B Preferred stock, $0.001 par value, 1 share authorized, zero and zero shares issued and outstanding, respectively	-	-
Series B-1 Convertible Preferred stock, $0.001 par value, 6,000 shares authorized, 6,000 and zero shares issued and outstanding, respectively	6	-
Series B-2 Convertible Preferred stock, $0.001 par value, 2,625 shares authorized, 2,625 and 2,625 shares issued and outstanding, respectively	3	3
Series C Preferred stock, $0.001 par value, 1 share authorized, zero and zero shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 1,665,265 and 1,318,968 shares issued and 1,665,214 and 1,318,918 shares outstanding, respectively	1,665	1,319
Treasury stock, 51 and 51 shares, respectively	(201,605)	(201,605)
Additional paid-in capital	152,601,043	143,997,710
Accumulated deficit	(142,470,799)	(127,741,072)
TOTAL ADITXT, INC. STOCKHOLDERS’ EQUITY	9,930,335	16,056,377

NON-CONTROLLING INTEREST	(148,575)	(9,608)

TOTAL STOCKHOLDERS’ EQUITY	9,781,760	16,046,769

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,975,521	$44,578,327

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
REVENUE
Sales	$79,680	$218,415
Cost of goods sold	65,799	178,309
Gross profit (loss)	13,881	40,106

OPERATING EXPENSES
General and administrative expenses, includes $24,573, and $274,315 in stock-based compensation, respectively	3,363,748	4,368,843
Research and development, includes $6,712,663, and $62,633 in stock-based compensation, respectively	8,145,266	1,387,541
Sales and marketing $0, and $2,503 in stock-based compensation, respectively	40,513	65,617
Total operating expenses	11,549,527	5,822,001

NET LOSS FROM OPERATIONS	(11,535,646)	(5,781,895)

OTHER EXPENSE
Interest expense	(2,489,045)	(198,492)
Interest income	377	9,074
Amortization of debt discount	(635,710)	(13,393)
Loss on note exchange agreement	(208,670)	-
Total other expense	(3,333,048)	(202,811)

Net loss before income taxes	(14,868,694)	(5,984,706)
Income tax provision	-	-

NET LOSS	$(14,868,694)	$(5,984,706)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(138,967)	-

NET LOSS ATTRIBUTABLE TO ADITXT, INC. & SUBSIDIARIES	$(14,729,727)	$(5,984,706)

Net loss per share - basic and diluted	$(9.14)	$(52.46)

Weighted average number of shares outstanding during the period - basic and diluted	1,610,872	114,072

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(unaudited)

	Preferred A-1 Shares Outstanding	Preferred A-1 Shares Par	Preferred B-1 Shares Outstanding	Preferred B-1 Shares Par	Preferred B-2 Shares Outstanding	Preferred B-2 Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
Balance December 31, 2023	22,280	$22	-	$-	2,625	$3	1,318,918	$1,319	$(201,605)	$143,997,710	$(127,741,072)	$(9,608)	$16,046,769

Stock option compensation	-	-	-	-	-	-	-	-	-	24,573	-	-	24,573

MDNA asset purchase	-	-	-	-	-	-	50,000	50	-	1,008,619	-	-	1,008,669

Brain asset purchase	-	-	6,000	6	-	-	-	-	-	5,970,437	-	-	5,970,443

Issuance of shares for settlement	-	-	-	-	-	-	296,296	296	-	1,599,704	-	-	1,600,000

Net loss	-	-	-	-	-	-	-	-	-	-	(14,729,727)	(138,967)	(14,868,694)

Balance March 31, 2024	22,280	$22	6,000	$6	2,625	$3	1,665,214	$1,665	$(201,605)	$152,601,043	$(142,470,799)	$(148,575)	$9,781,760

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(unaudited)

	Preferred A-1 Shares Outstanding	Preferred A-1 Shares Par	Preferred B-1 Shares Outstanding	Preferred B-1 Shares Par	Preferred B-2 Shares Outstanding	Preferred B-2 Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
Balance December 31, 2022	-	$-	-	$-	-	$-	107,647	$108	$(201,605)	$100,448,166	$(95,040,362)	$-	$5,206,307

Stock option compensation	-	-	-	-	-	-	-	-	-	59,964	-	-	59,964

Restricted stock unit compensation	-	-	-	-	-	-	-	-	-	111,187	-	-	111,187

Issuance of restricted stock units for compensation	-	-	-	-	-	-	44	1	-	(1)	-	-	-

Sale of common stock	-	-	-	-	-	-	8,463	9	-	507,007	-	-	507,016

Issuance of shares for services							4,675	5		168,295			168,300

Net loss	-	-	-	-	-	-	-	-	-	-	(5,984,706)	-	(5,984,706)

Balance March 31, 2023	-	$-	-	$-	-	$-	120,829	$123	$(201,605)	$101,294,618	$(101,025,068)	$-	$68,068

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,868,694)	$(5,984,706)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	24,573	339,451
Stock-based compensation from asset purchase	6,712,663	-
Depreciation expense	142,932	109,896
Amortization of intangible assets	833	26,750
Amortization of debt discount	635,710	-
Loss on note exchange agreement	208,670	-
Changes in operating assets and liabilities:
Accounts receivable	(18,718)	198,940
Prepaid expenses	(239,494)	(51,533)
Deposits	(26,086)	(54,940)
Inventory	122,734	186,563
Accounts payable and accrued expenses	1,343,946	1,277,788
Net cash used in operating activities	(5,960,931)	(3,951,791)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(5,049)
Net cash used in investing activities	-	(5,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes - related party	467,000	-
Proceeds from notes and convertible notes payable, net of offering costs	1,269,950	1,245,853
Repayments of note payable - related party	(375,000)	-
Repayments of note payable	(1,906,052)	-
New principal from extension of notes, net of debt discount	451,974	-
Advance on private placement	600,000	-
Common stock and warrants issued for cash, net of issuance costs	-	507,016
Cash from subscription receivable	5,444,628	-
Payments on financing on fixed asset	-	(262,160)
Net cash provided by financing activities	5,952,500	1,490,709

NET INCREASE IN CASH	(8,431)	(2,466,131)

CASH AT BEGINNING OF PERIOD	97,102	2,768,640

CASH AT END OF PERIOD	$88,671	$302,509

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$622,762	$193,175

Issuance of shares in asset purchase	$266,448	$-
Shares issued for settlement	$1,600,000	$-
Return of notes payable from Evofem merger agreement	$11,174,426	$-
Accrued interest rolled into notes payable	$538,223	$-

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

On January 1, 2023, the Company formed Adimune, Inc., a Delaware wholly owned subsidiary.

On January 1, 2023, the Company formed Pearsanta, Inc., a Delaware majority owned subsidiary.

On April 13, 2023, the Company formed Adivir, Inc., a Delaware wholly owned subsidiary.

On August 24, 2023, the Company formed Adivue, Inc., a Delaware wholly owned subsidiary.

On October 16, 2023, the Company formed Adicure, Inc., which was renamed Adifem, Inc., a Delaware wholly owned subsidiary.

Reverse Stock Split

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

NOTE 2 – GOING CONCERN ANALYSIS

Management Plans

The Company was incorporated on September 28, 2017 and has not generated significant revenues to date. During the three months ended March 31, 2024, the Company had a net loss of $14,868,694 and negative cash flow from operating activities of $5,960,931. As of March 31, 2024, the Company’s cash balance was $88,671.

As of March 31, 2024, the Company had approximately $1.8 million of availability to sell under its shelf registration statement on Form S-3. Upon the filing of the Company’s annual report on Form 10-K on April 16, 2024, the Company’s aggregate market value of the voting and non-voting equity held by non-affiliates was below $3.0 million. As a result, the maximum amount that the Company can sell under its shelf registration statement on Form S-3 during any 12 month period is equal to one-third of the aggregate market value of the voting and non-voting equity held by non-affiliates of the Company.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2024 and March 31, 2023. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in condensed consolidated financial statements that have been prepared in accordance U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 16, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ended December 31, 2024 or for any future interim periods.

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

Investments

The following table sets forth a summary of the changes in equity investments. This investment has been recorded at cost in accordance with ASC 321.

For the three months ended March 31, 2024

As of December 31, 2023	22,711,221
Purchase of equity investments	-
Unrealized gains	-
As of March 31, 2024	$22,711,221

This investment is included in its own line item on the Company’s consolidated balance sheets.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of March 31, 2024 and December 31, 2023, there was an allowance for doubtful accounts of zero and zero, respectively. Accounts receivable is made up of billed and unbilled of $273,802 and $153,242 as of March 31, 2024 and $236,605 and $171,721 as of December 31, 2023, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2024 and December 31, 2023, the Company had a full valuation allowance against its deferred tax assets.

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

Patents

The Company incurs fees from patent licenses, which are reflected in research and development expenses, and are expensed as incurred. During the three months ended March 31, 2024 and 2023, the Company incurred patent licensing fees of $61,666 and $60,000, respectively.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance. During the three months ended March 31, 2024 and 2023, the Company incurred research and development costs of $8,145,266 and $1,387,541, respectively.

Non-controlling Interest in Subsidiary

Non-controlling interests represent the Company’s subsidiary’s cumulative results of operations and changes in deficit attributable to non-controlling shareholders. During the three months ended March 31, 2024 and 2023, the Company recognized $138,967 and $0 in net loss attributable to non-controlling interest in Pearsanta. The Company owns approximately 90.2% of Pearsanta, Inc., as of March 31, 2024.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss attributable of common stockholders by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of March 31, 2024, 45,572 stock options, 0 unvested restricted stock units, 5,097,080 warrants, 22,280 shares of preferred series A-1 stock, 6,000 shares of preferred series B-1, and 2,625 shares of preferred series B-2 stock were excluded from dilutive earnings per share as their effects were anti-dilutive.

Instrument	Quantity Issued and Outstanding as of March 31, 2024	Common Stock Equivalent
Series A Preferred Stock	-	-
Preferred Series A-1 Stock	22,280	5,018,019
Series B Preferred Stock	-	-
Preferred Series B-1 Stock	6,000	1,477,833
Preferred Series B-2 Stock	2,625	557,325
Series C Preferred Stock	-	-
Warrants	5,097,080	5,097,080
Options	45,572	45,572
Total Common Stock Equivalent		12,195,829

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

NOTE 4 – FIXED ASSETS

The Company’s fixed assets include the following on March 31, 2024:

	Cost Basis	Accumulated Depreciation	Net
Computers	$378,480	$(342,303)	$36,177
Lab Equipment	2,711,525	(949,414)	1,762,111
Office Furniture	56,656	(15,282)	41,374
Other Fixed Assets	148,605	(25,632)	122,973
Leasehold Improvements	120,440	(61,315)	59,125
Total Fixed Assets	$3,415,706	$(1,393,946)	$2,021,760

The Company’s fixed assets include the following on December 31, 2023

	Cost Basis	Accumulated Depreciation	Net
Computers	$378,480	$(320,473)	$58,007
Lab Equipment	2,585,077	(859,612)	1,725,465
Office Furniture	56,656	(13,866)	42,790
Other Fixed Assets	8,605	(2,084)	6,521
Leasehold Improvements	120,440	(54,980)	65,460
Total Fixed Assets	$3,149,258	$(1,251,015)	$1,898,243

Depreciation expense was $142,932 and $109,896 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, the fixed assets that serve as collateral subject to the financed asset liability have a carrying value of $1,006,741 and $1,316,830, respectively.

Fixed asset activity for the three months ended March 31, 2024 consisted of the following:

For the three months ended March 31, 2024
As of December 31, 2023	3,149,258
Brain Scientific Asset Purchase	266,448
Additions	-
As of March 31, 2024	$3,415,706

Financed Assets:

In October 2020, the Company purchased two pieces of lab equipment and financed them for a period of twenty-four months with a monthly payment of $19,487, with an interest rate of 8%. As of March 31, 2024, the Company has one payment in arrears.

In January of 2021, the Company purchased one piece of lab equipment and financed it for a period of twenty-four months with a monthly payment of $9,733, with an interest rate of 8%. As of March 31, 2024, the Company has one payment in arrears.

In March of 2021, the Company purchased five pieces of lab equipment and financed them for a period of twenty-four months with a monthly payment of $37,171, with an interest rate of 8%. As of March 31, 2024, the Company has four payments in arrears.

As of March 31, 2024, all lab equipment financing agreements have matured and are in default status.

NOTE 5 – INTANGIBLE ASSETS

The Company’s intangible assets include the following on March 31, 2024:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(321,000)	$-
Intellectual property	10,000	(1,389)	8,611
Total Intangible Assets	$331,000	$(322,389)	$8,611

The Company’s intangible assets include the following on December 31, 2023:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(321,000)	$-
Intellectual property	10,000	(556)	9,444
Total Intangible Assets	$331,000	$(321,556)	$9,444

Amortization expense was $833 and $26,750 for the three months ended March 31, 2024 and 2023, respectively. The Company’s proprietary technology is being amortized over its estimated useful life of three years.

For the three months ended March 31, 2024
As of December 31, 2023	321,000
Additions	-
As of March 31, 2024	$321,000

NOTE 6 – RELATED PARTY TRANSACTIONS

On November 30, 2023, Amro Albanna, the Chief Executive Officer of the Company, loaned $10,000 to the Company. The loan was evidenced by an unsecured promissory note (the “November Note”). Pursuant to the terms of the November Note, it will accrue interest at a rate of eight and a half percent (8.50%) per annum, the Prime rate on the date of signing, and is due on the earlier of May 30, 2024 or an event of default, as defined therein. As of March 31, 2024, the note was fully paid off.

On December 6, 2023, Amro Albanna, the Chief Executive Officer of the Company, loaned $200,000 to the Company. The loan was evidenced by an unsecured promissory note (the “First December Note”). Pursuant to the terms of the First December Note, it will accrue interest at a rate of eight and a half percent (8.50%) per annum, the Prime rate on the date of signing, and is due on the earlier of June 6, 2024 or an event of default, as defined therein. As of March 31, 2024, the note was fully paid off.

On December 20, 2023, Amro Albanna, the Chief Executive Officer of the Company, loaned $165,000 to the Company. The loan was evidenced by an unsecured promissory note (the “Second December Note”). Pursuant to the terms of the Second December Note, it will accrue interest at a rate of eight and a half percent (8.50%) per annum, the Prime rate on the date of signing, and is due on the earlier of June 20, 2024 or an event of default, as defined therein. As of March 31, 2024, the note was fully paid off.

On February 7, 2024, Amro Albanna, the Chief Executive Officer of the Company loaned $30,000 to the Company. The loan was evidenced by an unsecured promissory note (the “February 7th Note”). Pursuant to the terms of the February 7th Note, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of August 7, 2024 or an event of default, as defined therein. As of March 31, 2024 the note has an outstanding principal balance of $30,000.

On February 15, 2024, Amro Albanna, the Chief Executive Officer of the Company loaned $205,000 to the Company. The loan was evidenced by an unsecured promissory note (the “February 15th Note”). Pursuant to the terms of the February 15th Note, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of August 15, 2024 or an event of default, as defined therein. As of March 31, 2024 the note has an outstanding principal balance of $205,000.

On February 29, 2024, Amro Albanna, the Chief Executive Officer of the Company, and Shahrokh Shabahang, the Chief Innovation Officer of the Company, loaned $117,000 and $115,000, respectively, to the Company. The loans were evidenced by an unsecured promissory note (the “February 29th Notes”). Pursuant to the terms of the February 29th Notes, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of August 29, 2024 or an event of default, as defined therein. As of March 31, 2024 these notes have an outstanding principal balance of $232,000.

See Note 12 for additional loans incurred or paid subsequent to March 31, 2024.

NOTE 7 – NOTES PAYABLE

On October 5, 2023, the Company entered into an Agreement for the Purchase and Sale of Future Receipts (the “October MCA Agreement”) pursuant to which the existing funder (the “Funder”) increased the existing outstanding amount to $4,470,000 (the “October MCA Purchased Amount”) for gross proceeds to the Company of $3,000,000, less origination fees of $240,000 and the outstanding balance under the existing agreement of $1,234,461, resulting in net proceeds to the Company of $1,525,539. Pursuant to the October MCA Agreement, the Company granted the Funder a security interest in all of the Company’s present and future accounts receivable in an amount not to exceed the October MCA Purchased Amount. The October MCA Purchased Amount shall be repaid by the Company in 30 weekly installments of $149,000. The October Purchased Amount may be prepaid by the Company via a payment of $3,870,000 if repaid within 30 days, $4,110,000 if repaid within 60 days and $4,230,000 if repaid within 90 days. On January 24, 2024, the October MCA Agreement was restructured in connection with the January Loan Agreement, as defined below.

On November 7, 2023, the Company entered into a Business Loan and Security Agreement (the “November Loan Agreement”) with the lender (the “Lender”), pursuant to which the Company obtained a loan from the Lender in the principal amount of $2,100,000, which satisfied the outstanding balance on the August Loan of $1,089,000 and includes origination fees of $140,000 (the “November Loan”). Pursuant to the November Loan Agreement, the Company granted the Lender a continuing secondary security interest in certain collateral (as defined in the November Loan Agreement). The total amount of interest and fees payable by us to the Lender under the November Loan will be $3,129,000, which will be repaid in 34 weekly installments ranging from $69,000 - $99,000. As of March 31, 2024 the November Loan has an outstanding principal balance of $1,752,827, an unamortized debt discount of $57,647, and accrued interest of $469,892. As of December 31, 2023 the November Loan has an outstanding principal balance of $1,990,699. The November Loan Agreement is currently in default status.

On November 24, 2023, the Company entered into a loan with a principal of $53,099. The loan was evidenced by an unsecured promissory note (the “Second November Note”). Pursuant to the terms of the Second November Note, it will accrue interest at a rate of eight and a half percent (8.50%) per annum, the Prime rate on the date of signing, and is due on the earlier of May 24, 2024 or an event of default, as defined therein. As of March 31, 2024, the note was fully paid off. As of December 31, 2023, there was a remaining principal balance of $53,099 on the Second December Loan and accrued interest of $458.

 On January 24, 2024, the Company entered into a Business Loan and Security Agreement (the “January Loan Agreement”) with a commercial funding source (the “Lender”), pursuant to which the Company obtained a loan from the Lender in the principal amount of $3,600,000, which includes origination fees of $252,000 (the “January Loan”). Pursuant to the January Loan Agreement, the Company granted the Lender a continuing secondary security interest in certain collateral (as defined in the January Loan Agreement). The total amount of interest and fees payable by the Company to the Lender under the January Loan will be $5,364,000, which will be repayable by the Company in 30 weekly installments of $178,800. The Company received net proceeds from the January Loan of $814,900 following repayment of the outstanding balance on the October Purchased Amount of $2,533,100. As of March 31, 2024, there was a remaining principal balance of $3,519,577, an unamortized debt discount of $176,400, and accrued interest of $714,826. The January Loan Agreement is currently in default status.

On March 7, 2024, Sixth Borough Capital Fund, LP loaned $300,000 to the Company. The loan was evidenced by an unsecured promissory note (the “Sixth Borough Note”). Pursuant to the terms of the Sixth Borough Note, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of March 31, 2024 or an event of default, as defined therein. As of March 31, 2024 the note has an outstanding principal balance of $300,000. The Sixth Borough Note was subsequently converted into Series C-1 Preferred Stock in connection with the Private Placement (as defined below). (See note 12)

Evofem Merger

In connection with the Agreement and Plan of Merger (the “Merger Agreement”) with Adicure, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”) and Evofem Biosciences, Inc., a Delaware corporation (“Evofem”), the Company, Evofem and the holders (the “Holders”) of certain senior indebtedness (the “Notes”) entered into an Assignment Agreement dated December 11, 2023 (the “Assignment Agreement”), pursuant to which the Holders assigned the Notes to the Company in consideration for the issuance by the Company of (i) an aggregate principal amount of $5 million in secured notes of the Company due on January 2, 2024 (the “January 2024 Secured Notes”), (ii) an aggregate principal amount of $8 million in secured notes of the Company due on September 30, 2024 (the “September 2024 Secured Notes”), (iii) an aggregate principal amount of $5 million in ten-year unsecured notes (the “Unsecured Notes”), and (iv) payment of $154,480 in respect of net sales of Phexxi in respect of the calendar quarter ended September 30, 2023, which amount is due and payable on December 14, 2023. The January 2024 Secured Notes are secured by certain intellectual property assets of the Company and its subsidiaries pursuant to an Intellectual Property Security Agreement (the “IP Security Agreement”) entered into in connection with the Assignment Agreement. The September 2024 Secured Notes are secured by the Notes and certain associated security documents pursuant to a Security Agreement (the “Security Agreement”) entered into in connection with the Assignment Agreement. As of March 31, 2024, there was a remaining principal balance of $250,000 on the Notes.

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

As a result of the defaults on the January 2024 Secured Notes and the September 2024 Secured Notes, the Company was in default on the Business Loan and Security Agreement dated January 24, 2024 (the January Business Loan”), which had a current balance of approximately $5.2 million, and the Business Loan and Security Agreement dated November 7, 2023 (the “November Business Loan”) which had a current balance of approximately $2.7 million.

On February 26, 2024, the Company and the Holders entered into an Assignment Agreement (the “February Assignment Agreement”), pursuant to which the Company assigned all remaining amounts due under the January 2024 Secured Notes, the September 2024 Secured Notes and the Unsecured Notes (collectively, the “Notes”) back to the Holders. The Company recognized a $208,670 loss on the transfer of these notes. In connection with the February Assignment Agreement, the Company and the Holders entered into a payoff letter (the “Payoff Letter”) and amendments to the January 2024 Secured Notes (“Amendment No. 4 to January 2024 Secured Notes”), pursuant to which the maturity date of the January 2024 Secured Notes was extended to March 31, 2024 and the outstanding balance under the Notes, after giving effect to the transactions contemplated by the February Assignment Agreement as applied pursuant to the Payoff Letter, was adjusted to $250,000. On April 15, 2024, the Company repaid the $250,000.

NOTE 8 – LEASES

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on March 31, 2024 and December 31, 2023 for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Our corporate headquarters is located in Richmond, Virginia, where we lease approximately 25,000 square feet. The lease expires in August 31, 2026, subject to extension. As of March 31, 2024 the Company is 4.75 months in arrears on this lease.

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

We also lease approximately 5,810 square feet of laboratory and office space in Mountain View, California. The lease expires in August 31, 2024, subject to extension. As of March 31, 2024 the Company is 4 months in arrears on this lease.

Additionally, we lease approximately 3,150 square feet of office space in Melville, New York. The lease expires in December 31, 2025, subject to extension. As of March 31, 2024 the Company is 4 months in arrears on this lease.

The overdue amounts represent a payable of $413,300 which are included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheet.

Lease Costs

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Components of total lease costs:
Operating lease expense	$305,049	$297,091
Total lease costs	$305,049	$297,091

Lease Positions as of March 31, 2024 and December 31, 2023

ROU lease assets and lease liabilities for our operating leases are recorded on the balance sheet as follows:

	March 31, 2024	December 31, 2023
Assets
Right of use asset – long term	$1,940,076	$2,200,299
Total right of use asset	$1,940,076	$2,200,299

Liabilities
Operating lease liabilities – short term	$900,979	$999,943
Operating lease liabilities – long term	891,747	1,041,744
Total lease liability	$1,792,726	$2,041,687

Lease Terms and Discount Rate as of March 31, 2024

Weighted average remaining lease term (in years) – operating leases	1.79
Weighted average discount rate – operating leases	8.00%

Maturities of leases are as follows:

2024 (remaining)	$718,751
2025	710,546
2026	423,930
Total lease payments	$1,853,227
Less imputed interest	(60,501)
Less current portion	(900,979)
Total maturities, due beyond one year	$891,747

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

Pursuant to the LLU License Agreement, we are required to pay an annual license fee to LLU. Also, we paid LLU $455,000 in July 2020 for outstanding milestone payments and license fees. We are also required to pay to LLU milestone payments in connection with certain development milestones. Specifically, we are required to make the following milestone payments to LLU: $175,000 on March 31, 2022; $100,000 on March 31, 2024; $500,000 on March 31, 2026; and $500,000 on March 31, 2027. In lieu of the $175,000 milestone payment due on March 31, 2023, the Company paid LLU an extension fee of $100,000. The Company did not make the March 31, 2024 payment; the Company intends to obtain an extension for this payment. Upon payment of this extension fee, an additional year will be added for the March 31, 2023 milestone. Additionally, as consideration for prior expenses incurred by LLU to prosecute, maintain and defend the LLU Patent and Technology Rights, we made the following payments to LLU: $70,000 at the end of December 2018, and a final payment of $60,000 at the end of March 2019. We are required to defend the LLU Patent and Technology Rights during the term of the LLU License Agreement. Additionally, we will owe royalty payments of (i) 1.5% of Net Product Sales (as such terms are defined under the LLU License Agreement) and Net Service Sales on any Licensed Products (defined as any finished pharmaceutical products which utilizes the LLU Patent and Technology Rights in its development, manufacture or supply), and (ii) 0.75% of Net Product Sales and Net Service Sales for Licensed Products and Licensed Services (as such terms are defined under the LLU License Agreement) not covered by a valid patent claim for technology rights and know-how for a three (3) year period beyond the expiration of all valid patent claims. We also are required to produce a written progress report to LLU, discussing our development and commercialization efforts, within 45 days following the end of each year. All intellectual property rights in and to LLU Patent and Technology Rights shall remain with LLU (other than improvements developed by or on our behalf).

The LLU License Agreement shall terminate on the last day that a patent granted to us by LLU is valid and enforceable or the day that the last patent application licensed to us is abandoned. The LLU License Agreement may be terminated by mutual agreement or by us upon 90 days written notice to LLU. LLU may terminate the LLU License Agreement in the event of (i) non-payments or late payments of royalty, milestone and license maintenance fees not cured within 90 days after delivery of written notice by LLU, (ii) a breach of any non-payment provision (including the provision that requires us to meet certain deadlines for milestone events (each, a “Milestone Deadline”)) not cured within 90 days after delivery of written notice by LLU and (iii) LLU delivers notice to us of three or more actual breaches of the LLU License Agreement by us in any 12-month period. Additional Milestone Deadlines include: (i) the requirement to have regulatory approval of an IND application to initiate first-in-human clinical trials on or before March 31, 2023, which will be extended to March 31, 2024 with a payment of a $100,000 extension fee, (ii) the completion of first-in-human (phase I/II) clinical trials by March 31, 2024, (iii) the completion of Phase III clinical trials by March 31, 2026 and (iv) biologic licensing approval by the FDA by March 31, 2027. The Company has not initiated clinical trials to date and the Company intends to obtain an extension to commence human trials by March 31, 2025.

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

Asset Purchase Agreement

MDNA Lifesciences, Inc.

On January 4, 2024 (the “Closing Date”), the Company completed its acquisition of certain assets and issued to MDNA Lifesciences, Inc. (“MDNA”): 50,000 shares of the Company’s Common Stock, 50,000 shares of the Company’s Warrants, and 5,000 shares of the Pearsanta Preferred Stock. The Company accounted for this transaction as an asset acquisition.

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

As part of this transaction, the Company acquired $1,008,669 in patents which was expensed to R&D. The fair market value of this transaction was determined by the purchase price paid in the transaction of 50,000 shares of the Company’s Common Stock which had a value of $256,000 based on the trading price of the common stock, 50,000 shares of the Company’s Warrants which had a value of $252,669 using a Black Sholes valuation, and 5,000 shares of the Pearsanta Preferred Stock which had a value of $500,000 based on the stated value of Pearsanta’s Preferred Stock of $5,000 per share.

Brain Scientific, Inc.

On January 24, 2024, the Company entered into an Assignment and Assumption Agreement (the “Brain Assignment Agreement”) with the agent (the “Agent”) of certain secured creditors (the “Brain Creditors”) of Brain Scientific, Inc., a Nevada corporation (“Brain Scientific”) and Philip J. von Kahle (the “Brain Seller”), as assignee of Brain Scientific and certain affiliated entities (collectively, the “Brain Companies”) under an assignment for the benefit of creditors pursuant to Chapter 727 of the Florida Statutes. Pursuant to the Brain Assignment Agreement, the Agent assigned its rights under that certain Asset Purchase and Settlement Agreement dated October 31, 2023 between the Seller and the Agent (the “Brain Asset Purchase Agreement”) to the Company in consideration for the issuance by the Company of an aggregate of 6,000 shares of a new series of convertible preferred stock of the Company, designated as Series B-1 Convertible Preferred Stock, $0.001 par value (the “Series B-1 Preferred Stock”). The shares of Series B-1 Preferred Stock were issued pursuant to a Securities Purchase Agreement entered into by and between the Company and each of the purchasers signatory thereto (the “Brain Purchase Agreement”). (See Note 10)

In connection with the Brain Assignment Agreement, on January 24, 2024, the Company entered into a Patent Assignment with the Brain Seller (the “Brain Patent Assignment”), pursuant to which the Seller assigned all of its rights, titles and interests in certain patents and patent applications that were previously held by the Brain Companies to the Company.

As part of this transaction, the Company acquired $5,703,995 in patents which was expensed to R&D and $266,448 in fixed assets. The fair market value of this transaction was determined by the purchase price paid in the transaction of 6,000 shares of the Company’s Series B-1 Preferred Stock which had a value of $5,970,443 based on stated value of the Series B-1 Preferred Stock of $1,000 per share.

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

In connection with the Merger Agreement the Company assumed $13.0 million in notes payable held by Evofem (see Note 7) and assumed a payable for $154,480 (see Note 7). These items were capitalized on the Company’s balance sheet to deposit on acquisition as of March 31, 2024. The Company recognized a debt discount of $1,826,250. As of March 31, 2024, there was an unamortized discount of $0. During the three months ended March 31, 2024 and 2023, the Company recognized an amortization of debt discount of $571,904 and $0.

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

Advance on Private Placement

On March 5, 2024, the Company received a $1,000,000 deposit for an ongoing Private Placement (as defined below), of which $400,000 was attributed to offering costs in connection with the Private Placement. As of March 31, 2024 the Private Placement had not yet closed. The Private Placement closed subsequent to the quarter and the net advance amount was converted into Series C-1 Preferred Stock. (See note 12)

NOTE 10 – STOCKHOLDERS’ EQUITY

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

During the three months ended March 31, 2024, the Company issued 50,000 shares of common stock as part of the MDNA asset purchase agreement. (See Note 9) During the three months ended March 31, 2024, the Company issued 296,296 shares of common stock as part of a settlement agreement. (See Note 9)

During the three months ended March 31, 2023, the Company issued 4,675 shares of common stock and recognized expense of $168,300 in stock-based compensation for consulting services. The stock-based compensation for consulting services is calculated by the number shares multiplied by the closing price on the effective date of the contract. During the three months ended March 31, 2023, 44 Restricted Stock Units vested which resulted in the issuance of shares. The Company recognized expense of $111,187 in stock-based compensation for the three months ended March 31, 2023. The stock-based compensation for shares issued or RSU’s granted during the period were valued based on the fair market value on the date of grant.

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

Preferred Stock

The Company is authorized to issue 3,000,000 shares of preferred stock, par value $0.001 per share. There were 30,905 and 24,905 shares of preferred stock outstanding as of March 31, 2024 and December 31, 2023, respectively.

Aditxt Preferred Share Class	Quantity Issued and Outstanding as of March 31, 2024
Series A Preferred Stock	-
Series A-1 Convertible Preferred Stock	22,280
Series B Preferred Stock	-
Series B-1 Convertible Preferred Stock	6,000
Series B-2 Convertible Preferred Stock	2,625
Series C Preferred Stock	-
Total Aditxt Preferred Shares Outstanding	30,905

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

Series B-1 Preferred Stock Certificate of Designation

On January 24, 2024, the Company filed a Certificate of Designations for its Series B-1 Preferred Stock with the Secretary of State of Delaware (the “Series B-1 Certificate of Designations”). The following is only a summary of the Series B-1 Certificate of Designations, and is qualified in its entirety by reference to the full text of the Series B-1 Certificate of Designations, a copy of which is filed as Exhibit 3.1 to this Current Report on Form 8-K and is incorporated by reference herein.

Designation, Amount, and Par Value: The number of Series B-1 Preferred Stock designated is 6,000 shares. The shares of Series B-1 Preferred Stock have a par value of $0.001 per share and a stated value of $1,000 per share.

Conversion Price: The Series B-1 Preferred Stock will be convertible into shares of Common Stock at an initial conversion price of $4.06 (subject to adjustment pursuant to the Series B-1 Certificate of Designations) (the “Conversion Price”). The Series B-1 Certificate of Designations also provides that in the event of certain Triggering Events (as defined below) any holder may, at any time, convert any or all of such holder’s Series B-1 Preferred Stock at an alternate conversion rate equal to the product of (i) the Alternate Conversion Price (as defined below) and (ii) the quotient of (x) the 125% redemption premium multiplied by (y) the amount of Series B-1 Preferred Stock subject to such conversion. “Triggering Events” include, among others, (i) a suspension of trading or the failure to be traded or listed on an eligible market for five consecutive days or more, (ii) the failure to remove restrictive legends when required, (iii) the Company’s default in payment of indebtedness in an aggregate amount of $500,000 or more, (iv) proceedings for a bankruptcy, insolvency, reorganization or liquidation, which are not dismissed with 30 days, (v) commencement of a voluntary bankruptcy proceeding, and (viii) final judgments against the Company for the payment of money in excess of $500,000. “Alternate Conversion Price” means the lowest of (i) the applicable conversion price the in effect, (ii) the greater of (x) $0.9420 (the “Floor Price”) and (y) 80% of the lowest volume weighted average price (“VWAP”) of the Common Stock during the five consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice. Further, the Series B-1 Certificate of Designations provides that if on any of the 90th and 180th day after each of the occurrence of any Stock Combination Event (as defined in the Series B-1 Certificate of Designations) and the Applicable Date (as defined in the Series B-1 Certificate of Designations), the conversion price then in effect is greater than the market price then in effect (the “Adjustment Price”), on such date then the conversion price shall automatically lower to the Adjustment Price.

Dividends: Holders of the Series B-1 Preferred Stock shall be entitled to receive dividends when and as declared by the Board, from time to time, in its sole discretion, which Dividends shall be paid by the Company out of funds legally available therefor, payable, subject to the conditions and other terms hereof, in cash, in securities of the Company or any other entity, or using assets as determined by the Board on the Stated Value of such Preferred Share.

Liquidation: In the event of a Liquidation Event (as defined in the Series B-1 Certificate of Designations), the holders the Series B-1 Preferred Stock shall be entitled to receive in cash out of the assets of the Company, before any amount shall be paid to the holders of any other shares of capital stock of the Company, equal to the greater of (A) 125% of the Conversion Amount (as defined in the Series B-1 Certificate of Designation) on the date of such payment and (B) the amount per share such holder of Series B-1 Preferred Stock would receive if they converted such share of Series B-1 Preferred Stock into Common Stock immediately prior to the date of such payment.

Company Redemption: The Company may redeem all, or any portion, of the Series B-1 Preferred Stock for cash, at a price per share of Series B-1 Preferred Stock equal to 115% of the greater of (i) the Conversion Amount (as defined in the Series B-1 Certificate of Designations) being redeemed as of the Company Optional Redemption Date (as defined in the Series B-1 Certificate of Designations) and (ii) the product of (1) the Conversion Rate (as defined in the Series B-1 Certificate of Designations) with respect to the Conversion Amount being redeemed as of the Company Optional Redemption Date multiplied by (2) the greatest Closing Sale Price (as defined in the Series B-1 Certificate of Designations) of the Common Stock on any Trading Day during the period commencing on the date immediately preceding such Company Optional Redemption Notice Date (as defined in the Series B-1 Certificate of Designations) and ending on the Trading Day immediately prior to the date the Company makes the entire payment required to be made under the Certification of Designation.

Maximum Percentage: Holders of Series B-1 Preferred Stock are prohibited from converting shares of Series B-1 Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion.

Voting Rights: The holders of the Series B-1 Preferred Stock shall have no voting power and no right to vote on any matter at any time, either as a separate series or class or together with any other series or class of share of capital stock, and shall not be entitled to call a meeting of such holders for any purpose nor shall they be entitled to participate in any meeting of the holders of Common Stock, except as expressly provided in the Series B-1 Certificate of Designations and where required by the DGCL.

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

During the three months ended March 31, 2024 and 2023, the Company granted no new options.

The Company recognizes option forfeitures as they occur, as there is insufficient historical data to accurately determine future forfeitures rates.

The following is an analysis of the stock option grant activity under the Plan:

Vested and Nonvested Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2023	45,572	$173.12	9.74
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	-	-	-
Outstanding March 31, 2024	45,572	$173.12	9.49

Nonvested Stock Options	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2023	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested on March 31, 2024	-	$-

As of March 31, 2024 there were 45,572 exercisable options; these options had a weighted average exercise price $173.12.

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

During the three months ended March 31, 2024 and 2023, Pearsanta granted no new options under the Pearsanta 2023 Plan.

The following is an analysis of the stock option grant activity under the Pearsanta Plans:

Vested and Nonvested Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2023	13,320,000	$0.02	9.97
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	-	-	-
Outstanding March 31, 2024	13,320,000	$0.02	9.72

Nonvested Stock Options	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2023	4,000,000-	$0.02
Granted	-	-
Vested	(1,334,000)	0.02
Forfeited	-	-
Nonvested on March 31, 2024	2,666,000	$0.02

As of March 31, 2024, there were 10,654,000 exercisable options; these options had a weighted average exercise price $0.02.

The Company recognized stock-based compensation expense related to all options granted and vesting expense of $24,572 during the three months ended March 31, 2024, of which $24,572 is included in general and administrative expenses in the accompanying statements of operations. The remaining value to be expensed is $53,240 as of March 31, 2024. The weighted average vesting term is 1.92 years as of March 31, 2024. The Company recognized stock-based compensation expense related to all options granted and vesting expense of $59,964 during the three months ended March 31, 2023, of which $24,429 is included in general and administrative expenses and $35,535 is included in research and development expenses in the accompanying statements of operations.

Warrants

For the three months ended March 31, 2024, the fair value of each warrant granted was estimated using the assumption and/or factors in the Black-Scholes Model as follows:

Exercise price	$5.23
Expected dividend yield	0%
Risk free interest rate	3.97%
Expected life in years	5.0
Expected volatility	219%

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

The Company recognizes warrant forfeitures as they occur, as there is insufficient historical data to accurately determine future forfeitures rates.

A summary of warrant issuances are as follows:

Vested and Nonvested Warrants	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2023	5,047,450	$14.11	2.73
Granted	50,000	5.23	4.77
Exercised	-	-	-
Expired or forfeited	(400)	400.00	-
Outstanding March 31, 2024	5,097,050	$13.63	2.56

Nonvested Warrants	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2023	-	$-
Granted	50,000	5.23
Vested	(50,000)	5.23
Forfeited	-	-
Nonvested on March 31, 2024	-	$-

Restricted Stock Units

A summary of Restricted Stock Units (“RSUs”) issuances are as follows:

Nonvested RSUs	Number	Weighted Average Price
Nonvested December 31, 2023	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested March 31, 2024	-	$-

The Company recognized stock-based compensation expense related to RSUs granted and vesting expense of zero and $111,187 during the three months ended March 31, 2024 and March 31, 2023, respectively. Of the $111,187, $81,586 is included in general and administrative, $27,098 is included in research and development, and $2,503 is included in sales and marketing in the accompanying Statements of Operations. The remaining value to be expensed is $0 with a weighted average vesting term of 0 years as of March 31, 2024.

During the three months ended March 31, 2024, the Company granted a total of zero RSUs. During the three months ended March 31, 2023, 44 RSUs vested and the Company issued 44 shares of common stock for the 44 vested RSUs.

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

NOTE 12 – SUBSEQUENT EVENTS

Appili Arrangement Agreement

On April 1, 2024 (the “Execution Date”), the Company, entered into an Arrangement Agreement (the “Arrangement Agreement”), subject to various closing conditions, with Adivir, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Adivir” or the “Buyer”), and Appili Therapeutics, Inc., a Canadian corporation (“Appili”), pursuant to which, Adivir will acquire all of the issued and outstanding Class A common shares of Appili (the “Appili Shares”) on the terms and subject to the conditions set forth therein. The acquisition of the Appili Shares (the “Arrangement”) will be completed by way of a statutory plan of arrangement under the Canada Business Corporation Act.

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

Promissory Note

On April 10, 2024, Sixth Borough Capital Fund, LP (“Sixth Borough) loaned $230,000 to the Company. The loan was evidenced by an unsecured promissory note (the “April Sixth Borough Note”). Pursuant to the terms of the April Sixth Borough Note, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of April 19, 2024 or an event of default, as defined therein.

On May 9, 2024, at which point the balance of the loan was $35,256, Sixth Borough loaned an additional $20,000 to the Company bringing the balance of the loan to $55,256.03. Additionally, the maturity date of the April Sixth Borough Note was extended to June 9, 2024.

EvoFem Reinstatement and Fourth Amendment to the Merger Agreement

On April 26, 2024, the Company received notice from Evofem (the “Termination Notice”) that Evofem was exercising its right to terminate the Merger Agreement as a result of the Company’s failure to provide the Initial Parent Equity Investment (as defined in the Merger Agreement, as amended).

On May 2, 2024, the Company, Adifem, Inc. f/k/a Adicure, Inc. and Evofem Biosciences, Inc. (“Evofem”) entered into the Reinstatement and Fourth Amendment to the Merger Agreement (the “Fourth Amendment”) in order to waive and amend, among other things, the several provisions listed below.

Amendments to Article VI: Covenants and Agreement

Article VI of the Merger Agreement is amended to:

●	reinstate the Merger Agreement, as amended by the Fourth Amendment, as if never terminated;

●	reflect the Company’s payment to Evofem, in the amount of $1,000,000 (the “Initial Payment”), via wire initiated by May 2, 2024;

●	delete Section 6.3, which effectively eliminates the “no shop” provision, and the several defined terms used therein;

●	add a new defined term “Company Change of Recommendation;” and

●	revise section 6.10 of the Merger Agreement such that, after the Initial Payment, and upon the closing of each subsequent capital raise by the Company (each a “Parent Subsequent Capital Raise”), the Company shall purchase that number of shares of Evofem’s Series F-1 Preferred Stock, par value $0.0001 per share (the “Series F-1 Preferred Stock”), equal to forty percent (40%) of the gross proceeds of such Parent Subsequent Capital Raise divided by 1,000, up to a maximum aggregate amount of $2,500,000 or 2,500 shares of Series F-1 Preferred Stock. A maximum of$1,500,000 shall be raised prior to June 17, 2024 and $1,000,000 prior to July 1, 2024 (the “Parent Capital Raise”).

Amendments to Article VIII: Termination

Article VIII of the Merger Agreement is amended to:

●	extend the date after which either party may terminate from May 8, 2024 to July 15, 2024;

●	revise Section 8.1(d) in its entirety to allow Company to terminate at any time after there has been a Company Change of Recommendation, provided that Aditxt must receive ten day written notice and have the opportunity to negotiate a competing offer in good faith; and

●	amend and restate Section 8.1(f) in its entirety, granting the Company the right to terminate the agreement if (a) the full $1,000,000 Initial Payment required by the Fourth Amendment has not been paid in full by May 3, 2024 (b) $1,500,000 of the Parent Capital Raise Amount has not been paid to the Company by June 17, 2024, (c) $1,000,000 of the Parent Capital Raise Amount has not been paid to the Company by July 1, 2024, or (d) Aditxt does not pay any portion of the Parent Equity Investment within five calendar days after each closing of a Parent Subsequent Capital Raise.

Equity Line of Credit

On May 2, 2024, the Company entered into a Common Stock Purchase Agreement (the “ELOC Purchase Agreement”) with an equity line investor (the “ELOC Investor”), pursuant to which the ELOC Investor has agreed to purchase from the Company, at the Company’s direction from time to time, in its sole discretion, from and after the date effective date of the Registration Statement (as defined below) and until the termination of the ELOC Purchase Agreement in accordance with the terms thereof, shares of the Company’s common stock having a total maximum aggregate purchase price of $150,000,000 (the “ELOC Purchase Shares”), upon the terms and subject to the conditions and limitations set forth in the ELOC Purchase Agreement.

In connection with the ELOC Purchase Agreement, the Company also entered into a Registration Rights Agreement with the Investor (the “ELOC Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issued to the ELOC Investor pursuant to the ELOC Purchase Agreement (the “Registration Statement”) by the later of (i) the 30th calendar day following the closing date, and (ii) the second business day following Stockholder Approval (defined below).

The Company may, from time to time and at its sole discretion, direct the ELOC Investor to purchase shares of its common stock upon the satisfaction of certain conditions set forth in the ELOC Purchase Agreement at a purchase price per share based on the market price of the Company’s common stock at the time of sale as computed under the ELOC Purchase Agreement. There is no upper limit on the price per share that the ELOC Investor could be obligated to pay for common stock under the ELOC Purchase Agreement. The Company will control the timing and amount of any sales of its common stock to the ELOC Investor, and the ELOC Investor has no right to require us to sell any shares to it under the ELOC Purchase Agreement. Actual sales of shares of common stock to the ELOC Investor under the ELOC Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of its common stock and determinations by the Company as to available and appropriate sources of funding for the Company and its operations. The ELOC Investor may not assign or transfer its rights and obligations under the ELOC Purchase Agreement.

Under the applicable Nasdaq rules, in no event may the Company issue to the ELOC Investor under the ELOC Purchase Agreement more than 332,876 shares of common stock, which number of shares is equal to 19.99% of the shares of the common stock outstanding immediately prior to the execution of the ELOC Purchase Agreement (the “Exchange Cap”), unless (i) the Company obtains stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules (“Stockholder Approval”), or (ii) the average price per share paid by the Investor for all of the shares of common stock that the Company directs the ELOC Investor to purchase from the Company pursuant to the ELOC Purchase Agreement, if any, equals or exceeds the official closing sale price on the Nasdaq Capital Market immediately preceding the delivery of the applicable purchase notice to the Investor and (B) the average of the closing sale prices of the Company’s common stock on the Nasdaq Capital market for the five business days immediately preceding the delivery of such purchase notice.

In all cases, the Company may not issue or sell any shares of common stock to the ELOC Investor under the ELOC Purchase Agreement which, when aggregated with all other shares of the Company’s common stock then beneficially owned by the ELOC Investor and its affiliates, would result in the ELOC Investor beneficially owning more than 4.99% of the outstanding shares of the Company’s common stock.

The net proceeds under the ELOC Purchase Agreement to the Company will depend on the frequency and prices at which the Company sells shares of its stock to the ELOC Investor. The Company expects that any proceeds received by it from such sales to the Investor will be used for working capital and general corporate purposes.

As consideration for the ELOC Investor’s commitment to purchase shares of common stock at the Company’s direction upon the terms and subject to the conditions set forth in the ELOC Purchase Agreement, the Company shall pay the Investor a commitment fee as outlined in the ELOC Purchase Agreement, which is payable on the later of (i) January 2, 2025 and (ii) the trading day following the date on which Stockholder Approval is obtained.

The ELOC Purchase Agreement contains customary representations, warranties and agreements of the Company and the ELOC Investor, limitations and conditions regarding sales of ELOC Purchase Shares, indemnification rights and other obligations of the parties.

There are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the ELOC Purchase Agreement other than a prohibition (with certain limited exceptions) on entering into a dilutive securities transaction during certain periods when the Company is selling common stock to the ELOC Investor under the Purchase Agreement. The ELOC Investor has agreed that it will not engage in or effect, directly or indirectly, for its own account or for the account of any of its affiliates, any short sales of the Company’s common stock or hedging transaction that establishes a net short position in the Company’s common stock during the term of the ELOC Purchase Agreement.

The Company has the right to terminate the ELOC Purchase Agreement at any time after the Commencement Date (as defined in the ELOC Purchase Agreement), at no cost or penalty, upon three trading days’ prior written notice to the Investor. The Company and the ELOC Investor may also agree to terminate the ELOC Purchase Agreement by mutual written consent, provided that no termination of the ELOC Purchase Agreement will be effective during the pendency of any purchase that has not then fully settled in accordance with the ELOC Purchase Agreement. Neither the Company nor the ELOC Investor may assign or transfer the Company’s respective rights and obligations under the ELOC Purchase Agreement.

May Private Placement

On May 2, 2024, the Company entered into a Securities Purchase Agreement (the “May PIPE Purchase Agreement”) with certain accredited investors, pursuant to which the Company agreed to issue and sell to such investors in a private placement (the “Private Placement”) (i) an aggregate of 4,186 shares of the Company’s Series C-1 Convertible Preferred Stock (the “Series C-1 Preferred Stock”), (ii) an aggregate of 4,186 shares of the Company’s Series D-1 Preferred Stock (the “Series D-1 Preferred Stock”), and (iii) warrants (the “May PIPE Warrants”) to purchase up to an aggregate of 1,613,092 shares of the Company’s common stock.

The May PIPE Warrants are exercisable commencing six months following the initial issuance date at an initial exercise price of $2.47 per share and expire five years from the date of issuance.

On May 2, 2024, in connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement with the investors (the “May PIPE Registration Rights Agreement”), pursuant to which the Company agreed to prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-3 (the “May PIPE Registration Statement”) covering the resale of the shares of the Company’s common stock, par value $0.001 (the “Common Stock”) issuable upon conversion of the Series C-1 Preferred Stock (the “Conversion Shares”) and upon exercise of the May PIPE Warrants (the “May PIPE Warrant Shares”) (i) on the later of (x) the 30th calendar day after the closing date, or (y) the 2nd business day following the Stockholder Approval Date (as defined in the May PIPE Purchase Agreement), with respect to the initial registration statement and (ii) on the date on which the Company is required to file any additional May PIPE Registration Statement pursuant to the terms of the May PIPE Registration Rights Agreement with respect to any additional Registration Statements that may be required to be filed by the Company (the “Filing Deadline”). Pursuant to the Registration Rights Agreement, the Company is required to have the initial May PIPE Registration Statement declared effective by the SEC on the earlier of (x) the 60th calendar day after the Filing Deadline (or the 90th calendar day after the Filing Deadline if subject to a full review by the SEC), and (y) the 2nd business day after the date the Company is notified by the SEC that such May PIPE Registration Statement will not be reviewed. In the event that the Company fails to file the May PIPE Registration Statement by the Filing Deadline, have it declared effective by the Effectiveness Deadline, or the prospectus contained therein is not available for use or the investor is not otherwise able to sell its May PIPE Warrant Shares pursuant to Rule 144, the Company shall be required to pay the investor an amount equal to 2% of such investor’s Purchase Price (as defined in the May PIPE Purchase Agreement) on the date of such failure and on every thirty date anniversary until such failure is cured.

In connection with the Private Placement, the Sixth Borough Note (Note 7) was converted into Series C-1 Preferred Stock.

The Private Placement closed on May 6, 2024. The gross proceeds from the Private Placement were approximately $4.2 million, prior to deducting the placement agent’s fees and other offering expenses payable by the Company. The Company intends to use $1.0 million of the net proceeds to fund certain obligations under its merger agreement with Evofem Biosciences, Inc. and the remainder of the net proceeds from the offering for working capital and other general corporate purposes.

Dawson James Securities (“Dawson James”) served as the Company’s exclusive placement agent in connection with the Private Placement, pursuant to that certain engagement letter, dated as of May 2, 2024, between the Company and Dawson James (the “Engagement Letter”). Pursuant to the Engagement Letter, the Company paid Dawson James (i) a total cash fee equal to 7% of the aggregate gross proceeds of the Private Placement. In addition, the Company agreed to pay Dawson James certain expenses and issued to Dawson James or its designees warrants (the “May PIPE Placement Agent Warrants”) to purchase 5% of the number of securities sold in the Private Placement. The May PIPE Placement Agent Warrants are exercisable at an exercise price of $3.24375 per share commencing six months following issuance and have a term of exercise equal to five years from the date of issuance.

Series C-1 Preferred Stock Certificate of Designation

On May 2, 2024, the Company filed a Certificate of Designation for its Series C-1 Preferred Stock with the Secretary of State of Delaware (the “Series C-1 Certificate of Designations”). The following is only a summary of the Series C-1 Certificate of Designations, and is qualified in its entirety by reference to the full text of the Series C-1 Certificate of Designations.

Designation, Amount, and Par Value. The number of Series C-1 Preferred Stock designated is 10,853 shares. The shares of Series C-1 Preferred Stock have a par value of $0.001 per share and a stated value of $1,000 per share.

Conversion Price: The Series C-1 Preferred Stock will be convertible into shares of Common Stock at an initial conversion price of $2.595 (subject to adjustment pursuant to the Series C-1 Certificate of Designations) (the “Series C-1 Conversion Price”). The Series C-1 Certificate of Designations also provides that in the event of certain Triggering Events (as defined below) any holder may, at any time, convert any or all of such holder’s Series C-1 Preferred Stock at an alternate conversion rate equal to the product of (i) the Alternate Conversion Price (as defined below) and (ii) the quotient of (x) the 25% redemption premium multiplied by (y) the amount of Series C-1 Preferred Stock subject to such conversion. “Triggering Events” include, among others, (i) a suspension of trading or the failure to be traded or listed on an eligible market for five consecutive days or more, (ii) the failure to remove restrictive legends when required, (iii) the Company’s default in payment of indebtedness in an aggregate amount of $500,000 or more, (iv) proceedings for a bankruptcy, insolvency, reorganization or liquidation, which are not dismissed with 30 days, (v) commencement of a voluntary bankruptcy proceeding, and (viii) final judgments against the Company for the payment of money in excess of $500,000. “Alternate Conversion Price” means the lowest of (i) the applicable conversion price the in effect, (ii) the greater of (x) $0.519 (the “Floor Price”) and (y) 80% of the volume weighted average price (“VWAP”) of the Common Stock on the trading day immediately preceding the delivery of the applicable conversion notice. Further, the Series C-1 Certificate of Designations provides that if on any of the 90th and 180th day after each of the occurrence of any Stock Combination Event (as defined in the Series C-1 Certificate of Designations) and the Applicable Date (as defined in the Series C-1 Certificate of Designations), the conversion price then in effect is greater than the market price then in effect (the “Adjustment Price”), on such date then the conversion price shall automatically lower to the Adjustment Price.

Dividends: Holders of the Series C-1 Preferred Stock shall be entitled to receive dividends when and as declared by the Board, from time to time, in its sole discretion, which Dividends shall be paid by the Company out of funds legally available therefor, payable, subject to the conditions and other terms hereof, in cash, in securities of the Company or any other entity, or using assets as determined by the Board on the Stated Value of such Preferred Share.

Liquidation: In the event of a Liquidation Event (as defined in the Series C-1 Certificate of Designation), the holders the Series C-1 Preferred Stock shall be entitled to receive in cash out of the assets of the Company, before any amount shall be paid to the holders of any other shares of capital stock of the Company, equal to the greater of (A) 125% of the Conversion Amount (as defined in the Series C-1 Certificate of Designation) on the date of such payment and (B) the amount per share such holder of Series C-1 Preferred Stock would receive if they converted such share of Series C-1 Preferred Stock into Common Stock immediately prior to the date of such payment

Company Redemption: The Company may redeem all, or any portion, of the Series C-1 Preferred Stock for cash, at a price per share of Series C-1 Preferred Stock equal to 115% of the greater of (i) the Conversion Amount (as defined in the Series C-1 Certificate of Designations) being redeemed as of the Company Optional Redemption Date (as defined in the Series C-1 Certificate of Designation) and (ii) the product of (1) the Conversion Rate (as defined in the Series C-1 Certificate of Designation) with respect to the Conversion Amount being redeemed as of the Company Optional Redemption Date multiplied by (2) the greatest Closing Sale Price (as defined in the Certificate of Designation) of the Common Stock on any Trading Day during the period commencing on the date immediately preceding such Company Optional Redemption Notice Date (as defined in the Certificate of Designation) and ending on the Trading Day immediately prior to the date the Company makes the entire payment required to be made under the Certification of Designation.

Maximum Percentage: Holders of Series C-1 Preferred Stock are prohibited from converting shares of Series C-1 Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion.

Voting Rights. The holders of the Series C-1 Preferred Stock shall have no voting power and no right to vote on any matter at any time, either as a separate series or class or together with any other series or class of share of capital stock, and shall not be entitled to call a meeting of such holders for any purpose nor shall they be entitled to participate in any meeting of the holders of Common Stock, except as expressly provided in the Certificate of Designations and where required by the General Corporation Law of the State of Delaware (the “DGCL”).

Series D-1 Preferred Stock Certificate of Designation

On May 2, 2024, the Company filed a Certificate of Designation for its Series D-1 Preferred Stock with the Secretary of State of Delaware (the “Series D-1 Certificate of Designations”). The following is only a summary of the Series D-1 Certificate of Designations, and is qualified in its entirety by reference to the full text of the Series D-1 Certificate of Designations, a copy of which is filed as Exhibit 3.1 to this Current Report on Form 8-K and is incorporated by reference herein.

The Series D-1 Certificate of Designations provides that the share of Preferred Stock will have 418,600,000 votes and will vote together with the outstanding shares of the Company’s Common Stock as a single class exclusively with respect to any proposal to amend the Company’s Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue. The Series D-1Preferred Stock will be voted, without action by the holder, on any such proposal in the same proportion as shares of the Company’s Common Stock are voted. The Series D-1 Preferred Stock otherwise has no voting rights except as otherwise required by the DGCL.

The Series D-1 Preferred Stock is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The Series D-1 Preferred Stock has no rights with respect to any distribution of assets of the Company, including upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company, whether voluntarily or involuntarily. The holders of Series D-1 Preferred Stock will not be entitled to receive dividends of any kind.

The outstanding share of Series D-1 Preferred Stock shall be redeemed in whole, but not in part, at any time (i) if such redemption is ordered by the Board of Directors in its sole discretion or (ii) automatically upon the effectiveness of the amendment to increase the number of shares of Common Stock that the Company is authorized to issue. Upon such redemption, the holder of the Preferred Stock will receive consideration of $0.01 per share in cash.

LS Biotech Eight Default

On May 10, 2024, the Company received written notice (the “2024 Default Notice”) from LS Biotech Eight, LLC (the “Landlord”) that the Company was in violation of its obligation to (i) pay Base Rent (as defined in the Lease) and Additional Rent (as defined in the Lease) in the amount of $431,182.31 in the aggregate, together with administrative charges and interest, as well as (ii) replenish the Security Deposit (as defined in the Lease) in the amount of $159,375.00, all as required under that certain Lease Agreement dated as of May 4, 2021 by and between the Landlord and the Company (the “Lease”). Pursuant to the Notice, the Landlord has demanded that a payment of $590,557.31 plus administrative charges and interest, which shall accrue at the Default Rate (as defined in the Lease) be made no later than May 17, 2024.

The Company is working with the Landlord to come to an amicable resolution. However, no assurance can be given that the parties will reach an amicable resolution on a timely basis, on favorable terms, or at all.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the section entitled “Risk Factors” in Part II, Item 1A.

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

Going Concern

We were incorporated on September 28, 2017 and have not generated significant revenues to date. During the three months ended March 31, 2024 we had a net loss of $14,868,694 and cash of $88,671 as of March 31, 2024.

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

Financial Results

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Our condensed consolidated financial statements as of March 31, 2024, show a net loss of $14,868,694. We expect to incur additional net expenses over the next several years as we continue to maintain and expand our existing operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

Results of Operations

Results of operations for the three months ended March 31, 2024 and 2023

We generated revenue of $79,680 and $218,415 for the three months ended March 31, 2024 and 2023, respectively. Cost of for the three months ended March 31, 2024 and 2023 was $65,799 and $178,309, respectively.

During the three months ended March 31, 2024, we incurred a loss from operations of $11,549,527. This is due to general and administrative expenses of $3,363,748, which includes approximately $1,214,004 in payroll expenses, $1,145,679 in professional fees, and $20,477 in stock-based compensation. Research and development expenses were $8,145,266, which includes $201,579 in consulting expenses and $6,712,663 in stock-based compensation. Sales and marketing expenses were $40,513.

During the three months ended March 31, 2023, we incurred a loss from operations of $5,822,001. This is due to general and administrative expenses of $4,368,843, which includes $274,315 in stock-based compensation, research and development of $1,387,541, which includes $62,633 in stock-based compensation, and sales and marketing expenses of negative $65,617, which includes $2,503 in stock-based compensation. The $1,387,541 in research and development is mainly comprised of $415,429 in consulting expenses, $673,377 in compensation and $62,633 in stock-based compensation. Sales and marketing expenses were $65,617 which includes $2,503 in stock-based compensation.

The decrease in expenses during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was due to decreased research and development spend and the termination of a sales and marketing vendor.

Liquidity and Capital Resources

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2024, we had an accumulated deficit of $142,575,090. We had working capital of $(15,706,647) as of March 31, 2024. During the three months ended March 31, 2024, we purchased zero in fixed assets.

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

Contractual Obligations

The following table shows our contractual obligations as of March 31, 2024:

	Payment Due by Year
	Total	2024	2025	2026
Lease	$1,853,227	$718,751	$710,546	$423,930

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have not materially changed since the Company determined that we did not maintain effective internal controls over financial reporting and the following weaknesses still exist as of March 31,2024.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company was incorporated on September 28, 2017 and through the date of this report has generated no significant revenues. For the years ended December 31, 2023 and 2022, the Company had a net loss of $32,390,447 and $27,649,876, respectively. Our condensed consolidated financial statements as of March 31, 2024, show a net loss of $14,868,694. Our cash and cash equivalents were approximately $88,671 as of March 31, 2024. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available, we may be forced to discontinue operations, which would cause investors to lose their entire investment.

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

Our obligations to certain of our creditors are secured by security interests in our assets. As of March 31, 2024, approximately $5.2 million was owed to such secured creditors. Under such agreements, we are required to pay $277,800 on a weekly basis to such creditors. If we default on our obligations under these agreements, our secured creditors could foreclose on its security interests and liquidate some or all of these assets, which would harm our financial condition and results of operations and would require us to reduce or cease operations and possibly seek Bankruptcy Protection.

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

On September 29, 2023, the Company received a written notice from Nasdaq that the Panel had granted the Company an exception through December 26, 2023, to allow the Company to complete its compliance with the Equity Rule. The October notification letter also confirmed that the Company had demonstrated compliance with the Minimum Bid Price Rule and granted the Company an exception through December 26, 2023 to allow the Company to demonstrate compliance with the Public Float Rule. On December 29, 2023, the Company received written notice from Nasdaq that we had regained compliance with the Stockholders’ Equity Rule, but will be subject to a Mandatory Panel Monitor for a period of one year.

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

Aditxt, Inc.

Date: May 20, 2024	By:	/s/ Amro Albanna
Amro Albanna
Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2024	By:	/s/ Thomas J. Farley
Thomas J. Farley
Chief Financial Officer (Principal Financial and Accounting Officer)