Form 10-Q
period 2024-06-30
Aditxt, Inc.
filed 2024-08-19
CIK 1726711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 001-39336

Aditxt, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-3204328
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2569 Wyandotte Street, Suite 101 Mountain View, CA	94043
(Address of principal executive offices)	(Zip Code)

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

As of August 16, 2024, the registrant had 3,602,912 and 3,602,861 shares of common stock, $0.001 par value per share, issued and outstanding, respectively.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	we have generated no significant revenue from commercial sales to date and our future profitability is uncertain;

●	if we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment;

●	our financial situation creates doubt whether we will continue as a going concern;

●	we may need to raise additional funding, which may not be available on acceptable terms, or at all;

●	even if we can raise additional funding, we may be required to do so on terms that are dilutive to you.;

●	the regulatory approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of our future product candidates, if any;

●	we may encounter substantial delays in completing our clinical studies which in turn will require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities;

●	if our future pre-clinical development and future clinical Phase I/II studies are unsuccessful, we may be unable to obtain regulatory approval of, or commercialize, our product candidates on a timely basis or at all;

●	even if we receive regulatory approval for any of our product candidates, we may not be able to successfully commercialize the product and the revenue that we generate from their sales, if any, may be limited;

●	adverse events involving our products may lead the FDA or applicable foreign regulatory agency to delay or deny clearance for our products or result in product recalls that could harm our reputation, business and financial results;

●	certain technologies are subject to licenses from LLU and Stanford (as defined below), each of which are revocable in certain circumstances, including in the event we do not achieve certain payments and milestone deadlines. Without these licenses, we may not be able to continue to develop our product candidates;

●	if we were to lose our CLIA certification or state laboratory licenses, whether as a result of a revocation, suspension or limitation, we would no longer be able to offer our assays (including our AditxtScore™ platform), which would limit our revenues and harm our business. If we were to lose, or fail to obtain, a license in any other state where we are required to hold a license, we would not be able to test specimens from those states;

●	our results of operations will be affected by the level of royalty and milestone payments that we are required to pay to third parties;

●	we face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do;

●	our technologies and products under development, and our business, may fail if we are not able to successfully commercialize them and ultimately generate significant revenues as a result;

ii

●	customers may not adopt our products quickly, or at all;

●	the failure to obtain or maintain patents, licensing agreements and other intellectual property could materially impact our ability to compete effectively;

●	some of our intellectual property may be subject to “march-in” rights by the U.S. federal government;

●	we do not expect to pay dividends in the foreseeable future;

●	we have issued a significant number of shares of convertible preferred stock and warrants and may continue to do so in the future. The conversion and/or exercise of these securities and the sale of the shares of common stock issuable thereunder may dilute your percentage ownership interest and may also result in downward pressure on the price of our common stock;

●	we have issued a significant number of restricted stock awards, restricted stock units, options and warrants and may continue to do so in the future. The vesting and, if applicable, exercise of these securities and the sale of the shares of common stock issuable thereunder may dilute your percentage ownership interest and may also result in downward pressure on the price of our common stock;

●	we have entered into a Common Stock Purchase Agreement with an equity line investor pursuant to which we may issue and sell up to $150 million of our common stock, which could result in significant dilution;

●	while we have entered into a Share Exchange Agreement with Cellvera Global, a Merger Agreement with Evofem Biosciences, Inc. and an Arrangement Agreement with Appili Therapeutics, Inc., we cannot assure you that such transactions will be consummated or, that if one or more of such transactions are consummated, that they will be accretive to stockholder value;

●	we may engage in future acquisitions or strategic transactions, including the transactions with Cellvera Global, Evofem Biosciences and Appili Therapeutics, which will require us to seek additional financing or financial commitments, increase our expenses and/or present significant distractions to our management;

●	future sales or issuances of substantial amounts of our common stock, including, potentially as a result of future acquisitions or strategic transactions, including the transactions with Evofem Biosciences, Appili Therapeutics, and Cellvera Global, could result in significant dilution;

●	we received the determination from Nasdaq that we regained compliance with the Nasdaq continued listing requirements, however, we remain subject to a panel monitor of our ongoing compliance until December 29, 2024 and if we fail to comply with such requirements during the panel monitor, it could result in the delisting of our securities by Nasdaq; and

●	exclusive forum provisions in our amended and restated certificate of incorporation and amended and restated bylaws.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ADITXT, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash	$91,223	$97,102
Accounts receivable, net	406,594	408,326
Inventory	565,501	745,502
Prepaid expenses	443,288	217,390
Subscription receivable	-	5,444,628
TOTAL CURRENT ASSETS	1,506,606	6,912,948

Fixed assets, net	1,864,562	1,898,243
Intangible assets, net	7,778	9,444
Deposits	106,982	106,410
Right of use asset - long term	1,610,846	2,200,299
Investment in Evofem	23,277,211	22,277,211
Deposit on acquisition	-	11,173,772
TOTAL ASSETS	$28,373,985	$44,578,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,139,022	$8,554,959
Notes payable - related party	467,000	375,000
Notes payable, net of discount	5,946,031	15,653,477
Financing on fixed assets	147,823	147,823
Deferred rent	130,933	158,612
Lease liability - current	734,792	999,943
TOTAL CURRENT LIABILITIES	20,565,601	25,889,814

Settlement liability	720,000	1,600,000
Lease liability - long term	745,121	1,041,744

TOTAL LIABILITIES	22,030,722	28,531,558

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 3,000,000 shares authorized, zero shares issued and outstanding, respectively	-	-
Series A-1 Convertible Preferred stock, $0.001 par value, 22,280 shares authorized, 22,280 and 22,280 shares issued and outstanding, respectively	22	22
Series B Preferred stock, $0.001 par value, 1 share authorized, zero and zero shares issued and outstanding, respectively	-	-
Series B-1 Convertible Preferred stock, $0.001 par value, 6,000 shares authorized, 6,000 and zero shares issued and outstanding, respectively	6	-
Series B-2 Convertible Preferred stock, $0.001 par value, 2,625 shares authorized, 2,625 and 2,625 shares issued and outstanding, respectively	3	3
Series C Preferred stock, $0.001 par value, 1 share authorized, zero and zero shares issued and outstanding, respectively	-	-
Series C-1 Preferred stock, $0.001 par value, 10,853 shares authorized, 4,186 and zero shares issued and outstanding, respectively	4	-
Series D-1 Preferred stock, $0.001 par value, 4,186 shares authorized, 4,186 and zero shares issued and outstanding, respectively	4	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 1,993,741 and 1,318,968 shares issued and 1,993,690 and 1,318,918 shares outstanding, respectively	1,993	1,319
Treasury stock, 51 and 51 shares, respectively	(201,605)	(201,605)
Additional paid-in capital	156,790,226	143,997,710
Accumulated deficit	(150,024,555)	(127,741,072)
TOTAL ADITXT, INC. STOCKHOLDERS’ EQUITY	6,566,098	16,056,377

NON-CONTROLLING INTEREST	(222,835)	(9,608)

TOTAL STOCKHOLDERS’ EQUITY	6,343,263	16,046,769

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,373,985	$44,578,327

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
REVENUE
Sales	$44,276	$220,978	$123,956	$439,393
Cost of goods sold	23,134	185,738	88,933	364,047
Gross profit (loss)	21,142	35,240	35,023	75,346

OPERATING EXPENSES
General and administrative expenses $4,097, $107,156, $28,670, and $381,471 in stock-based compensation, respectively	4,419,545	3,671,083	7,783,293	8,039,926
Research and development, includes $0, $53,540, $6,712,663, and $116,173 in stock-based compensation, respectively	1,553,360	484,835	9,698,626	1,872,376
Sales and marketing $0, $2,532, $0 and $5,035 in stock-based compensation, respectively	24,218	113,759	64,731	179,376
Total operating expenses	5,997,123	4,269,677	17,546,650	10,091,678

NET LOSS FROM OPERATIONS	(5,975,981)	(4,234,437)	(17,511,627)	(10,016,332)

OTHER EXPENSE
Interest expense	(1,091,568)	(1,285,031)	(3,580,613)	(1,483,523)
Interest income	378	343	755	9,417
Amortization of debt discount	(556,708)	(162,893)	(1,192,418)	(176,286)
Loss on note exchange agreement	-	-	(208,670)	-
Total other expense	(1,647,898)	(1,447,581)	(4,980,946)	(1,650,392)

Net loss before income taxes	(7,623,879)	(5,682,018)	(22,492,573)	(11,666,724)
Income tax provision	-	-	-	-

NET LOSS	$(7,623,879)	$(5,682,018)	$(22,492,573)	$(11,666,724)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(74,260)	-	(213,227)	-

NET LOSS ATTRIBUTABLE TO ADITXT, INC. & SUBSIDIARIES	$(7,549,619)	$(5,682,018)	$(22,279,346)	$(11,666,724)

Net loss per share - basic and diluted	$(4.19)	$(36.79)	$(13.05)	$(86,82)

Weighted average number of shares outstanding during the period - basic and diluted	1,802,379	154,446	1,707,155	134,371

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(unaudited)

	Preferred A-1 Shares	Preferred A-1 Shares Par	Preferred B-1 Shares	Preferred B-1 Shares Par	Preferred B-2 Shares	Preferred B-2 Shares Par	Preferred C-1 Shares	Preferred C-1 Shares Par	Preferred D-1 Shares	Preferred D-1 Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
Balance December 31, 2023	22,280	$22	-	$-	-	$-	-	$-	-	$-	1,318,918	$1,319	$(201,605)	$143,997,710	$(127,741,072)	$(9,608)	$16,046,769

Stock option compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	24,573	-	-	24,573

MDNA asset purchase	-	-	-	-	-	-	-	-	-	-	50,000	50	-	1,008,619	-	-	1,008,669

Brain asset purchase	-	-	6,000	6	6,000	6	-	-	-	-	-	-	-	5,970,437	-	-	5,970,443

Issuance of shares for settlement	-	-	-	-	-	-	-	-	-	-	296,296	296	-	1,599,704	-	-	1,600,000

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(14,729,727)	(138,967)	(14,868,694)

Balance March 31, 2024	22,280	$22	6,000	$6	6,000	$6	-	$-	-	$-	1,665,214	$1,665	$(201,605)	$152,601,043	$(142,470,799)	$(148,575)	$9,781,760

Stock option compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	4,095	-	-	4,095

Restricted stock unit compensation	-	-	-	-	-	-	-	-	-	-	8	-	-	2	-	-	2

Issuance of shares for offering, net of issuance costs	-	-	-	-	-	-	4,186	4	4,186	4	-	-	-	3,518,559	-	-	3,518,567

Issuance of shares for debt issuance costs	-	-	-	-	-	-	-	-	-	-	328,468	328	-	662,390	-	-	662,718

Modification of warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	4,137	(4,137)	-	-

Net loss	-		-	-	-	-	-	-	-	-	-	-	-	-	(7,549,619)	(74,260)	(7,623,879)

Balance June 30, 2024 (unaudited)	22,280	$22	6,000	$6	6,000	$6	2,625	$4	2,625	$4	1,993,690	$1,993	$(201,605)	$156,790,226	$(150,024,555)	$(222,835)	$6,343,263

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(unaudited)

	Preferred Shares Outstanding	Preferred Shares Par	Preferred B Shares Outstanding	Preferred B Shares Par	Preferred B-2 Shares Outstanding	Preferred B-2 Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
Balance December 31, 2022	-	$-	-	$-	-	$-	107,647	$108	$(201,605)	$100,448,166	$(95,040,362)	$-	$5,206,307

Stock option and warrant compensation	-	-	-	-	-	-	-	-	-	59,964			59,964

Restricted stock unit compensation	-	-	-	-	-	-	-	-	-	111,187			111,187

Issuance of shares for vested restricted stock units	-	-	-	-	-	-	44	1	-	(1)			-

Sale of common stock	-	-	-	-	-	-	8,463	9	-	507,007			507,016

Issuance of shares for services	-	-	-	-	-	-	4,675	5	-	168,295

Net loss	-	-	-	-	-	-	-	-	-	-	(5,984,706)		(5,984,706)

Balance March 31, 2023		-	-	-	-	-	120,829	123	(201,605)	101,294,618	(101,025,068)		$68,068

Stock option and warrant compensation	-	-	-	-	-	-	-	-	-	59,964	-	-	59,964

Restricted stock unit compensation	-	-	-	-	-	-	-	-	-	103,264			103,264

Issuance of shares for vested restricted stock units	-	-	-	-	-	-	42	1	-	(1)	-	-	-

Warrants issued for cash, net of issuance costs	-	-	-	-	-	-	-	-	-	1,581,467	-	-	1,581,467

Exercise of warrants	-	-	-	-	-	-	48,184	49	-	(49			-

Net loss	-	-	-	-	-	-	-	-	-	-	(5,682,018)	-	(5,682,018)

Balance June 30, 2023	-	$-	-	$-	-	$-	169,055	$173	$(201,605)	$103,039,263	$(106,707,086)	$-	$(3,869,255)

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,492,573)	$(11,666,724)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	28,670	502,679
Stock-based compensation from asset purchase	6,712,663	-
Depreciation expense	300,129	219,800
Amortization of intangible assets	1,666	53,500
Amortization of debt discount	1,192,418	176,286
Loss on note exchange agreement	208,670	-
Changes in operating assets and liabilities:
Accounts receivable	1,732	148795
Prepaid expenses	(225,898)	(157,085)
Deposits	(572)	68,101
Inventory	180,001	(68,400)
Accounts payable and accrued expenses	5,122,287	3,489,429
Settlement Liability	720,000	-
Net cash used in operating activities	(8,250,807)	(7,233,619)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(5,051)
Investment in Evofem	(1,000,000)	-
Net cash used in investing activities	(1,000,000)	(5,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes - related party	467,000	687,523
Proceeds from notes and convertible notes payable, net of offering costs	2,393,811	3,433,410
Repayments of note payable - related party	(375,000)	(387,523)
Repayments of note payable	(2,156,052)	(993,750)
New principal from extension of notes, net of debt discount	451,974	-
Warrants issued for cash, net of issuance cost	-	1,581,467
Preferred stock, Common stock, and warrants issued for cash, net of issuance costs	3,018,567	507,016
Cash from subscription receivable	5,444,628	-
Payments on financing on fixed asset	-	(262,160)
Net cash provided by financing activities	9,244,928	4,565,983

NET DECREASE IN CASH	(5,879)	(2,672,687)

CASH AT BEGINNING OF PERIOD	97,102	2,768,640

CASH AT END OF PERIOD	$91,223	$95,953

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$622,762	$1,524,544

Issuance of shares for the conversion of notes payable	$500,000	$-
Debt Discount from shares issued as inducement for note payable	$662,718	$-
Warrant modification	4,137	-
Issuance of shares in asset purchase	$266,448	$-
Shares issued for settlement	$1,600,000	$-
Return of notes payable from Evofem merger agreement	$11,174,426	$-
Accrued interest rolled into notes payable	$538,223	$-

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Company Background

Overview

Aditxt, Inc. ® is an innovation platform dedicated to discovering, developing, and deploying promising innovations. Aditxt’s ecosystem of research institutions, industry partners, and shareholders collaboratively drives their mission to “Make Promising Innovations Possible Together.” The innovation platform is the cornerstone of Aditxt’s strategy, where multiple disciplines drive disruptive growth and address significant societal challenges. Aditxt operates a unique model that democratizes innovation, ensures every stakeholder’s voice is heard and valued, and empowers collective progress.

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

On August 31, 2023, the “Company entered into a securities purchase agreement (the “August Purchase Agreement”) with an institutional investor for the issuance and sale in a private placement (the “August 2023 Private Placement”) of (i) pre-funded warrants (the “August Pre-Funded Warrants”) to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.001 per share, and (ii) warrants (the “Common Warrants”) to purchase up to 1,000,000 shares of the Company’s Common Stock at an exercise price of $10.00 per share. The August 2023 Private Placement closed on September 6, 2023. The net proceeds to the Company from the August 2023 Private Placement were approximately $9 million, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company used the net proceeds received from the August 2023 Private Placement for (i) the payment of approximately $3.1 million in outstanding obligations, (ii) the repayment of approximately $0.4 million of outstanding debt, and (iii) the balance for continuing operating expenses and working capital.

On December 29, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (“the “Purchaser”) for the issuance and sale in a private placement (the “December 2023 Private Placement”) of (i) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,237,114 shares of the Company’s common stock, par value $0.001 (the “Common Stock”) at an exercise price of $0.001 per share, and (ii) warrants (the “Common Warrants”) to purchase up to 2,474,228 shares of the Company’s Common Stock, at a purchase price of $4.85 per share. The December 2023 Private Placement closed and the funds were received on January 4, 2024. The net proceeds to the Company from the December 2023 Private Placement were approximately $5.4 million, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company used the net proceeds received from the December 2023 Private Placement for continuing operating expenses and working capital.

On May 2, 2024, the Company entered into a Securities Purchase Agreement (the “May PIPE Purchase Agreement”) with certain accredited investors, pursuant to which the Company agreed to issue and sell to such investors in a private placement (the “May 2024 Private Placement”) (i) an aggregate of 4,186 shares of the Company’s Series C-1 Convertible Preferred Stock (the “Series C-1 Preferred Stock”), (ii) an aggregate of 4,186 shares of the Company’s Series D-1 Preferred Stock (the “Series D-1 Preferred Stock”), and (iii) warrants (the “May PIPE Warrants”) to purchase up to an aggregate of 1,613,092 shares of the Company’s common stock. The May 2024 Private Placement closed on May 6, 2024. The gross proceeds from the May 2024 Private Placement were approximately $4.2 million, prior to deducting the placement agent’s fees and other offering expenses payable by the Company. The Company used $1.0 million of the net proceeds to fund certain obligations under its merger agreement with Evofem Biosciences, Inc. and the remainder of the net proceeds from the offering for working capital and other general corporate purposes.

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

NOTE 2 – GOING CONCERN ANALYSIS

Management Plans

The Company was incorporated on September 28, 2017 and has not generated significant revenues to date. During the six months ended June 30, 2024, the Company had a net loss of $22,492,573 and negative cash flow from operating activities of $8,250,807. As of June 30, 2024, the Company’s cash balance was $91,223.

As of June 30, 2024, the Company had approximately $1.8 million of availability to sell under its shelf registration statement on Form S-3. Upon the filing of the Company’s annual report on Form 10-K on April 16, 2024, the Company’s aggregate market value of the voting and non-voting equity held by non-affiliates was below $3.0 million. As a result, the maximum amount that the Company can sell under its shelf registration statement on Form S-3 during any 12 month period is equal to one-third of the aggregate market value of the voting and non-voting equity held by non-affiliates of the Company.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended June 30, 2024 and June 30, 2023. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in condensed consolidated financial statements that have been prepared in accordance U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 16, 2024. The interim results for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ended December 31, 2024 or for any future interim periods.

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

Investments

The following table sets forth a summary of the changes in equity investments. This investment has been recorded at cost in accordance with ASC 321.

For the six months ended June 30, 2024

As of December 31, 2023	$22,277,211
Deposit on acquisition	1,000,000
Unrealized gains	-
As of June 30, 2024	$23,277,211

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of June 30, 2024 and December 31, 2023, there was an allowance for doubtful accounts of $49,964 and zero, respectively. Accounts receivable is made up of billed and unbilled of $265,106 and $191,452 as of June 30, 2024 and $236,605 and $171,721 as of December 31, 2023, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2024 and December 31, 2023, the Company had a full valuation allowance against its deferred tax assets.

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

Patents

The Company incurs fees from patent licenses, which are reflected in research and development expenses, and are expensed as incurred. During the six months ended June 30, 2024 and 2023, the Company incurred patent licensing fees of $61,666 and $74,525, respectively.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance. During the six months ended June 30, 2024 and 2023, the Company incurred research and development costs of $9,698,626 and $1,872,376, respectively.

Non-controlling Interest in Subsidiary

Non-controlling interests represent the Company’s subsidiary’s cumulative results of operations and changes in deficit attributable to non-controlling shareholders. During the six months ended June 30, 2024 and 2023, the Company recognized $213,227 and $0 in net loss attributable to non-controlling interest in Pearsanta. The Company owns approximately 90.2% of Pearsanta, Inc., as of June 30, 2024.

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

Instrument	Quantity Issued and Outstanding as of June 30, 2024	Common Stock Equivalent
Series A Preferred Stock	-	-
Preferred Series A-1 Stock	22,280	5,018,019
Series B Preferred Stock	-	-
Preferred Series B-1 Stock	6,000	1,477,833
Preferred Series B-2 Stock	2,625	557,325
Series C Preferred Stock	-	-
Preferred Series C-1 Stock	4,186	1,613,103
Preferred Series D-1 Stock	4,186	-
Warrants	6,790,795	6,790,795
Options	45,572	45,572
Total Common Stock Equivalent	5,278,686	20,567,829

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

NOTE 4 – FIXED ASSETS

The Company’s fixed assets include the following on June 30, 2024:

	Cost Basis	Accumulated Depreciation	Net
Computers	$378,480	$(360,170)	$18,310
Lab Equipment	2,711,525	(1,045,777)	1,665,748
Office Furniture	56,656	(16,699)	39,957
Other Fixed Assets	148,605	(60,848)	87,757
Leasehold Improvements	120,440	(67,650)	52,790
Total Fixed Assets	$3,415,706	$(1,551,144)	$1,864,562

The Company’s fixed assets include the following on December 31, 2023

	Cost Basis	Accumulated Depreciation	Net
Computers	$378,480	$(320,473)	$58,007
Lab Equipment	2,585,077	(859,612)	1,725,465
Office Furniture	56,656	(13,866)	42,790
Other Fixed Assets	8,605	(2,084)	6,521
Leasehold Improvements	120,440	(54,980)	65,460
Total Fixed Assets	$3,149,258	$(1,251,015)	$1,898,243

Depreciation expense was $157,197 and $109,904 for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense was $300,129 and $219,800 for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, the fixed assets that serve as collateral subject to the financed asset liability have a carrying value of $1,898,243 and $1,316,830, respectively.

Fixed asset activity for the six months ended June 30, 2024 consisted of the following:

For the six months ended June 30, 2024
As of December 31, 2023	3,149,258
Brain Scientific Asset Purchase	266,448
Additions	-
As of June 30, 2024	$3,415,706

Financed Assets:

In October 2020, the Company purchased two pieces of lab equipment and financed them for a period of twenty-four months with a monthly payment of $19,487, with an interest rate of 8%. As of June 30, 2024, the Company has one payment in arrears.

In January of 2021, the Company purchased one piece of lab equipment and financed it for a period of twenty-four months with a monthly payment of $9,733, with an interest rate of 8%. As of June 30, 2024, the Company has one payment in arrears.

In March of 2021, the Company purchased five pieces of lab equipment and financed them for a period of twenty-four months with a monthly payment of $37,171, with an interest rate of 8%. As of June 30, 2024, the Company has four payments in arrears.

As of June 30, 2024, all lab equipment financing agreements have matured and are in default status.

NOTE 5 – INTANGIBLE ASSETS

The Company’s intangible assets include the following on June 30, 2024:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(321,000)	$-
Intellectual property	10,000	(2,222)	7,778
Total Intangible Assets	$331,000	$(323,222)	$7,778

The Company’s intangible assets include the following on December 31, 2023:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(321,000)	$-
Intellectual property	10,000	(556)	9,444
Total Intangible Assets	$331,000	$(321,556)	$9,444

Amortization expense was $833 and $26,750 for the three months ended June 30, 2024 and 2023, respectively. Amortization expense was $1,666 and $53,500 for the six months ended June 30, 2024 and 2023, respectively. The Company’s proprietary technology is being amortized over its estimated useful life of three years.

For the six months ended June 30, 2024
As of December 31, 2023	321,000
Additions	-
As of June 30, 2024	$321,000

NOTE 6 – RELATED PARTY TRANSACTIONS

On November 30, 2023, Amro Albanna, the Chief Executive Officer of the Company, loaned $10,000 to the Company. The loan was evidenced by an unsecured promissory note (the “November Note”). Pursuant to the terms of the November Note, it will accrue interest at a rate of eight and a half percent (8.50%) per annum, the Prime rate on the date of signing, and is due on the earlier of May 30, 2024 or an event of default, as defined therein. As of June 30, 2024, the note was fully paid off.

On December 6, 2023, Amro Albanna, the Chief Executive Officer of the Company, loaned $200,000 to the Company. The loan was evidenced by an unsecured promissory note (the “First December Note”). Pursuant to the terms of the First December Note, it will accrue interest at a rate of eight and a half percent (8.50%) per annum, the Prime rate on the date of signing, and is due on the earlier of June 6, 2024 or an event of default, as defined therein. As of June 30, 2024, the note was fully paid off.

On December 20, 2023, Amro Albanna, the Chief Executive Officer of the Company, loaned $165,000 to the Company. The loan was evidenced by an unsecured promissory note (the “Second December Note”). Pursuant to the terms of the Second December Note, it will accrue interest at a rate of eight and a half percent (8.50%) per annum, the Prime rate on the date of signing, and is due on the earlier of June 20, 2024 or an event of default, as defined therein. As of June 30, 2024, the note was fully paid off.

On February 7, 2024, Amro Albanna, the Chief Executive Officer of the Company loaned $30,000 to the Company. The loan was evidenced by an unsecured promissory note (the “February 7th Note”). Pursuant to the terms of the February 7th Note, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of August 7, 2024 or an event of default, as defined therein. As of June 30, 2024 the note has an outstanding principal balance of $30,000. The February 7th Note is currently in default, the Company expects to amend the maturity date without penalty.

On February 15, 2024, Amro Albanna, the Chief Executive Officer of the Company loaned $205,000 to the Company. The loan was evidenced by an unsecured promissory note (the “February 15th Note”). Pursuant to the terms of the February 15th Note, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of August 15, 2024 or an event of default, as defined therein. As of June 30, 2024 the note has an outstanding principal balance of $205,000. The February 15th Note is currently in default, the Company expects to amend the maturity date without penalty.

On February 29, 2024, Amro Albanna, the Chief Executive Officer of the Company, and Shahrokh Shabahang, the Chief Innovation Officer of the Company, loaned $117,000 and $115,000, respectively, to the Company. The loans were evidenced by an unsecured promissory note (the “February 29th Notes”). Pursuant to the terms of the February 29th Notes, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of August 29, 2024 or an event of default, as defined therein. As of June 30, 2024 these notes have an outstanding principal balance of $232,000.

See Note 12 for additional loans incurred or paid subsequent to June 30, 2024.

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

On November 7, 2023, the Company entered into a Business Loan and Security Agreement (the “November Loan Agreement”) with the lender (the “Lender”), pursuant to which the Company obtained a loan from the Lender in the principal amount of $2,100,000, which satisfied the outstanding balance on the August Loan of $1,089,000 and includes origination fees of $140,000 (the “November Loan”). Pursuant to the November Loan Agreement, the Company granted the Lender a continuing secondary security interest in certain collateral (as defined in the November Loan Agreement). The total amount of interest and fees payable by us to the Lender under the November Loan will be $3,129,000, which will be repaid in 34 weekly installments ranging from $69,000 - $99,000. As of June 30, 2024, the November Loan has an outstanding principal balance of $1,752,827, an unamortized debt discount of $4,118, and accrued interest of $764,173. The November Loan Agreement is currently in default status.

On November 24, 2023, the Company entered into a loan with a principal of $53,099. The loan was evidenced by an unsecured promissory note (the “Second November Note”). Pursuant to the terms of the Second November Note, it will accrue interest at a rate of eight and a half percent (8.50%) per annum, the Prime rate on the date of signing, and is due on the earlier of May 24, 2024 or an event of default, as defined therein. As of June 30, 2024, the Second November Note was fully paid off.

 On January 24, 2024, the Company entered into a Business Loan and Security Agreement (the “January Loan Agreement”) with a commercial funding source (the “Lender”), pursuant to which the Company obtained a loan from the Lender in the principal amount of $3,600,000, which includes origination fees of $252,000 (the “January Loan”). Pursuant to the January Loan Agreement, the Company granted the Lender a continuing secondary security interest in certain collateral (as defined in the January Loan Agreement). The total amount of interest and fees payable by the Company to the Lender under the January Loan will be $5,364,000, which will be repayable by the Company in 30 weekly installments of $178,800. The Company received net proceeds from the January Loan of $814,900 following repayment of the outstanding balance on the October Purchased Amount of $2,533,100. As of June 30, 2024, there was a remaining principal balance of $3,519,577, an unamortized debt discount of $67,200, and accrued interest of $1,496,351. The January Loan Agreement is currently in default status.

On March 7, 2024, Sixth Borough Capital Fund, LP loaned $300,000 to the Company. The loan was evidenced by an unsecured promissory note (the “Sixth Borough Note”). Pursuant to the terms of the Sixth Borough Note, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of June 30, 2024 or an event of default, as defined therein. The Sixth Borough Note was converted into Series C-1 Preferred Stock in connection with the Private Placement (as defined below).

On April 10, 2024, Sixth Borough Capital Fund, LP (“Sixth Borough”) loaned $230,000 to Aditxt. The loan was evidenced by an unsecured promissory note (the “April Sixth Borough Note”). Pursuant to the terms of the April Sixth Borough Note, it accrued interest at the Prime rate of eight and one-half percent (8.5%) per annum and was due on the earlier of April 19, 2024 or an event of default, as defined therein. $200,000 of the April Sixth Borough Note was converted as part of the May PIPE Purchase Agreement (as defined below) (note 10).

On May 9, 2024, at which point the balance of the April Sixth Borough Note was $35,256, Sixth Borough loaned an additional $20,000 to the Company bringing the balance of the loan to $55,256. The loan was evidenced by an unsecured promissory note (the “Sixth Borough Upsize Note”). Pursuant to the terms of the Sixth Borough Upsize Note, it accrued interest at the fifteen percent (15.0%) per annum and was due on the earlier of June 9, 2024 (the “Maturity Date”) or an event of default, as defined therein. As previously reported in a Current Report on Form 8-K filed by the Company on June 12, 2024, as a result of the Company’s failure to repay the balance on the Maturity Date, the Company was in default on the Upsize Note.

On June 20, 2024, at which point the balance of the Sixth Borough Upsize Note was $56,187, Sixth Borough loaned an additional $50,000 to the Company and the Company issued a new note (the “Sixth Borough New Note”) to Sixth Borough in the principal amount of $116,806, which includes an original issue discount of 10%. The Sixth Borough New Note is subordinate and junior, in all respects, to those Second May Senior Notes (as defined below). The Sixth Borough New Note bears interest at a rate of eight percent (8.0%) per annum and is due on the earlier of (i) November 21, 2024. As of June 30, the principal balance of the outstanding Sixth Borough New Note was $116,806.

On May 20, 2024, the Company issued and sold a senior note (the “First May Senior Note”) to an accredited investor (the “First May Senior Note Holder”) in the original principal amount of $93,919 for a purchase price of $75,135, reflecting an original issue discount of $18,784. Unless earlier redeemed, the First May Senior Note will mature on August 18, 2024 (the “First May Senior Note Maturity Date”), subject to extension at the option of the First May Senior Holder in certain circumstances as provided in the First May Senior Note. The First May Senior Note bears interest at a rate of 8.5% per annum, which is compounded each calendar month and is payable in arrears on the First May Senior Maturity Date. The First May Senior Note contains certain standard events of default, as defined in the First May Senior Note.

On May 24, 2024, the Company entered into a Securities Purchase Agreement (the “Second May Senior Note Securities Purchase Agreement”) with certain accredited investors pursuant to which the Company issued and sold senior notes in the aggregate principal amount of $986,380 (the “Second May Senior Notes”) maturing on August 22, 2024, which included the exchange of the First May Senior Note in the principal amount of $93,919. The Company received cash proceeds of $775,000 from the sale of the Second May Senior Notes.

Upon an Event of Default (as defined in the Second May Senior Notes), the Second May Senior Notes will bear interest at a rate of 14% per annum and the holder shall have the right to require the Company to redeem the Note at a redemption premium of 125%. In connection with the issuance of the Second May Senior Notes, the Company issued an aggregate of 328,468 shares of its common stock as a commitment fee to the investors and recorded a debt discount of $662,720 from the issuance of these shares. During the six months ended June 30, 2024, the Company recorded an amortization of debt discount on the Second May Senior Notes of $359,353. As of June 30, 2024, there was a remaining debt discount on the Second May Senior Notes of $514,749.

Evofem Merger

In connection with the Agreement and Plan of Merger (the “Merger Agreement”) with Adicure, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”) and Evofem Biosciences, Inc., a Delaware corporation (“Evofem”), the Company, Evofem and the holders (the “Holders”) of certain senior indebtedness (the “Notes”) entered into an Assignment Agreement dated December 11, 2023 (the “Assignment Agreement”), pursuant to which the Holders assigned the Notes to the Company in consideration for the issuance by the Company of (i) an aggregate principal amount of $5 million in secured notes of the Company due on January 2, 2024 (the “January 2024 Secured Notes”), (ii) an aggregate principal amount of $8 million in secured notes of the Company due on September 30, 2024 (the “September 2024 Secured Notes”), (iii) an aggregate principal amount of $5 million in ten-year unsecured notes (the “Unsecured Notes”), and (iv) payment of $154,480 in respect of net sales of Phexxi in respect of the calendar quarter ended September 30, 2023, which amount is due and payable on December 14, 2023. The January 2024 Secured Notes are secured by certain intellectual property assets of the Company and its subsidiaries pursuant to an Intellectual Property Security Agreement (the “IP Security Agreement”) entered into in connection with the Assignment Agreement. The September 2024 Secured Notes are secured by the Notes and certain associated security documents pursuant to a Security Agreement (the “Security Agreement”) entered into in connection with the Assignment Agreement. Due to the assignment (See: Secured Notes Amendments and Assignment below), as of June 30, 2024, there was a remaining principal balance of the notes to the Company was $0. (Note 9)

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) all issued and outstanding shares of common stock, par value $0.0001 per share of Evofem (“Evofem Common Stock”), other than any shares of Evofem Common Stock held by the Company or Merger Sub immediately prior to the Effective Time, will be converted into the right to receive an aggregate of 610,000 shares of the Company’s common stock, par value $0.001 per share (“Company Common Stock”); and (ii) all issued and outstanding shares of Series E-1 Preferred Stock, par value $0.0001 of Evofem (the “Evofem Unconverted Preferred Stock”), other than any shares of Evofem Unconverted Preferred Stock held by the Company or Merger Sub immediately prior to the Effective Time, will be converted into the right to receive an aggregate of 2,327 shares of Series A-1 Preferred Stock, par value $0.001 of the Company (the “Company Preferred Stock”), having such rights, powers, and preferences set forth in the form of Certificate of Designation of Series A-1 Preferred Stock, the form of which is attached as Exhibit C to the Merger Agreement.

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

On February 26, 2024, the Company and the Holders entered into an Assignment Agreement (the “February Assignment Agreement”), pursuant to which the Company assigned all remaining amounts due under the January 2024 Secured Notes, the September 2024 Secured Notes and the Unsecured Notes (collectively, the “Notes”) back to the Holders. The Company recognized a $208,670 loss on the transfer of these notes. In connection with the February Assignment Agreement, the Company and the Holders entered into a payoff letter (the “Payoff Letter”) and amendments to the January 2024 Secured Notes (“Amendment No. 4 to January 2024 Secured Notes”), pursuant to which the maturity date of the January 2024 Secured Notes was extended to June 30, 2024 and the outstanding balance under the Notes, after giving effect to the transactions contemplated by the February Assignment Agreement as applied pursuant to the Payoff Letter, was adjusted to $250,000. On April 15, 2024, the Company repaid the $250,000.

NOTE 8 – LEASES

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on June 30, 2024 and December 31, 2023 for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Our corporate headquarters is located in Mountain View, California where we lease approximately 5,810 square feet of laboratory and office space. The lease expires in August 31, 2024, subject to extension. As of June 30, 2024 the Company is 7 months in arrears on this lease.

We also lease approximately 25,000 square feet in Richmond, Virginia. The lease expires on August 31, 2026, subject to extension. As of June 30, 2024 the Company is 5 months in arrears on this lease.

Additionally, we leased approximately 3,150 square feet of office space in Melville, New York. On March 6, 2024, the Company received correspondence from 532 Realty Associates, LLC (the “Landlord”) that the Company is in default under that certain Agreement of Lease dated November 3, 2021 by and between the Landlord and the Company (the “New York Lease”) for failure to pay Basic Rent and Additional Rent (as each term is defined in the New York Lease) in the aggregate amount of $40,707 (the “Past Due Rent”). On June 24, 2024 the Company and the Landlord entered into a surrender and acceptance of lease agreement (the “Surrender Agreement”). Pursuant to the Surrender Agreement, the Company surrendered to the landlord the lease and term of the estate on June 28, 2024. In consideration of the acceptance by the Landlord, the Company agreed to pay $69,379 (the “Surrender Fee”), which reflected outstanding rent, utilities, and other charges owed under the lease. Further, upon execution of the agreement, the Landlord released and retained the security deposit of $25,515. The balance of the Surrender fee, $43,864, is due to the Landlord no later than August 30, 2024.

The overdue amounts represent a payable of $667,625 which are included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheet.

LS Biotech Eight Default

On May 10, 2024, the Company received written notice (the “2024 Default Notice”) from LS Biotech Eight, LLC (the “Landlord”), the Landlord of the Company’s CLIA-certified, CAP accredited, high complexity immune monitoring center in Richmond, Virginia, that the Company was in violation of its obligation to (i) pay Base Rent (as defined in the Lease) and Additional Rent (as defined in the Lease) in the amount of $431,182 in the aggregate, together with administrative charges and interest, as well as (ii) replenish the Security Deposit (as defined in the Lease) in the amount of $159,375, all as required under that certain Lease Agreement dated as of May 4, 2021 by and between the Landlord and the Company (the “Lease”). Pursuant to the Notice, the Landlord has demanded that a payment of $590,557 plus administrative charges and interest, which shall accrue at the Default Rate (as defined in the Lease) be made no later than May 17, 2024. As of June 30, 2024, the Company has not made the payment of $590,557.

The Company is working with the Landlord to come to an amicable resolution. However, no assurance can be given that the parties will reach an amicable resolution on a timely basis, on favorable terms, or at all.

Lease Costs

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Components of total lease costs:
Operating lease expense	$603,072	$596,560
Total lease costs	$603,072	$596,560

Lease Positions as of June 30, 2024 and December 31, 2023

ROU lease assets and lease liabilities for our operating leases are recorded on the balance sheet as follows:

	June 30, 2024	December 31, 2023
Assets
Right of use asset – long term	$1,610,846	$2,200,299
Total right of use asset	$1,610,846	$2,200,299

Liabilities
Operating lease liabilities – short term	$734,792	$999,943
Operating lease liabilities – long term	745,121	1,041,744
Total lease liability	$1,479,913	$2,041,687

Lease Terms and Discount Rate as of June 30, 2024

Weighted average remaining lease term (in years) – operating leases	1.72
Weighted average discount rate – operating leases	8.00%

Maturities of leases are as follows:

2024 (remaining)	$379,100
2025	710,546
2026	423,930
Total lease payments	$1,513,576
Less imputed interest	(33,663)
Less current portion	(734,792)
Total maturities, due beyond one year	$745,121

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

Pursuant to the LLU License Agreement, we are required to pay an annual license fee to LLU. Also, we paid LLU $455,000 in July 2020 for outstanding milestone payments and license fees. We are also required to pay to LLU milestone payments in connection with certain development milestones. Specifically, we are required to make the following milestone payments to LLU: $175,000 on June 30, 2022; $100,000 on June 30, 2024; $500,000 on June 30, 2026; and $500,000 on June 30, 2027. In lieu of the $175,000 milestone payment due on June 30, 2023, the Company paid LLU an extension fee of $100,000. The Company did not make the June 30, 2024 payment; the Company intends to obtain an extension for this payment. Upon payment of this extension fee, an additional year will be added for the June 30, 2023 milestone. Additionally, as consideration for prior expenses incurred by LLU to prosecute, maintain and defend the LLU Patent and Technology Rights, we made the following payments to LLU: $70,000 at the end of December 2018, and a final payment of $60,000 at the end of March 2019. We are required to defend the LLU Patent and Technology Rights during the term of the LLU License Agreement. Additionally, we will owe royalty payments of (i) 1.5% of Net Product Sales (as such terms are defined under the LLU License Agreement) and Net Service Sales on any Licensed Products (defined as any finished pharmaceutical products which utilizes the LLU Patent and Technology Rights in its development, manufacture or supply), and (ii) 0.75% of Net Product Sales and Net Service Sales for Licensed Products and Licensed Services (as such terms are defined under the LLU License Agreement) not covered by a valid patent claim for technology rights and know-how for a three (3) year period beyond the expiration of all valid patent claims. We also are required to produce a written progress report to LLU, discussing our development and commercialization efforts, within 45 days following the end of each year. All intellectual property rights in and to LLU Patent and Technology Rights shall remain with LLU (other than improvements developed by or on our behalf).

The LLU License Agreement shall terminate on the last day that a patent granted to us by LLU is valid and enforceable or the day that the last patent application licensed to us is abandoned. The LLU License Agreement may be terminated by mutual agreement or by us upon 90 days written notice to LLU. LLU may terminate the LLU License Agreement in the event of (i) non-payments or late payments of royalty, milestone and license maintenance fees not cured within 90 days after delivery of written notice by LLU, (ii) a breach of any non-payment provision (including the provision that requires us to meet certain deadlines for milestone events (each, a “Milestone Deadline”)) not cured within 90 days after delivery of written notice by LLU and (iii) LLU delivers notice to us of three or more actual breaches of the LLU License Agreement by us in any 12-month period. Additional Milestone Deadlines include: (i) the requirement to have regulatory approval of an IND application to initiate first-in-human clinical trials on or before June 30, 2023, which will be extended to June 30, 2024 with a payment of a $100,000 extension fee, (ii) the completion of first-in-human (phase I/II) clinical trials by June 30, 2024, which the Company is actively pursuing an extension, (iii) the completion of Phase III clinical trials by June 30, 2026 and (iv) biologic licensing approval by the FDA by June 30, 2027. The Company has not initiated clinical trials to date and the Company intends to obtain an extension to commence human trials by June 30, 2025.

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

We were obligated to pay and paid a fee of $25,000 to Stanford within 60 days of February 3, 2020. We also issued 10 shares   of the Company’s common stock to Stanford. An annual licensing maintenance fee is payable by us on the first anniversary of the February 2020 License Agreement in the amount of $40,000 for 2021 through 2024 and $60,000 starting in 2025 until the license expires upon the expiration of the patent. The Company is required to pay and has paid $25,000 for the issuances of certain patents. The Company will pay milestone fees of $50,000 on the first commercial sales of a licensed product and $25,000 at the beginning of any clinical study for regulatory clearance of an in vitro diagnostic product developed and a potential licensed product. The Company paid a milestone fee for a clinical study for regulatory clearance of an in vitro diagnostic product developed and a potential licensed product of $25,000 in March of 2022. We are also required to: (i) provide a listing of the management team or a schedule for the recruitment of key management positions by June 30, 2020 (which has been completed), (ii) provide a business plan covering projected product development, markets and sales forecasts, manufacturing and operations, and financial forecasts until at least $10,000,000 in revenue by June 30, 2020 (which has been completed), (iii) conduct validation studies by September 30, 2020 (which has been completed), (iv) hold a pre-submission meeting with the FDA by September 30, 2020 (which has been completed), (iv) submit a 510(k) application to the FDA, Emergency Use Authorization (“EUA”), or a Laboratory Developed Test (“LDT”) by March 31, 2021 (which has been completed), (vi) develop a prototype assay for human profiling by December 31, 2021 (which has been completed), (vii) execute at least one partnership for use of the technology for transplant, autoimmunity, or infectious disease purposes by March 31, 2022 (which has been completed) and (viii) provided further development and commercialization milestones for specific fields of use in writing prior to December 31, 2022.

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

Asset Purchase Agreement

MDNA Lifesciences, Inc.

On January 4, 2024 (the “Closing Date”), the Company completed its acquisition of certain assets and issued to MDNA Lifesciences, Inc. (“MDNA”): 50,000 shares of the Company’s Common Stock, Warrants to purchase 50,000 shares of the Company’s Common Stock, and 5,000 shares of the Pearsanta Preferred Stock. The Company accounted for this transaction as an asset acquisition.

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

On January 4, 2024, Pearsanta and MDNA entered into a Transition Services Agreement (the “Transition Services Agreement”), pursuant to which MDNA agreed that it would perform, or cause certain of its affiliates or third parties to perform, certain services as described in the Transition Services Agreement for a term of six months in consideration for the payment by Pearsanta of certain fees as provided in the Transition Services Agreement, in an amount not to exceed $3.2 million.

As part of this transaction, the Company acquired $1,008,669 in patents which was expensed to R&D. The fair market value of this transaction was determined by the purchase price paid in the transaction of 50,000 shares of the Company’s Common Stock, which had a value of $256,000 based on the trading price of the common stock, 50,000 Warrants to purchase shares of the Company’s Common Stock, which had a value of $252,669 using a Black Sholes valuation, and 5,000 shares of the Pearsanta Preferred Stock which had a value of $500,000 based on the stated value of Pearsanta’s Preferred Stock of $5,000 per share.

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

On December 29, 2023, the Company entered into a securities purchase agreement with an institutional investor (“the “Holder”) for the issuance and sale in a private placement of (i) pre-funded warrants (the “December Pre-Funded Warrants”) to purchase up to 1,237,114 shares of the Company’s common stock, par value $0.001 (the “December Common Stock”) at an exercise price of $0.001 per share, and (ii) warrants to purchase up to 2,474,228 shares of the Company’s Common Stock, at a purchase price of $4.85 per share (collectively the “December PIPE Securities”).

The December PIPE Securities were to be registered within a timeframe as described in the registration rights agreement. The Company failed to register the December PIPE Securities within the agreed upon timeframe. As a result of the late registration, the holder of the December PIPE Securities was entitled to damages. On August 7, 2024, the Company and the holder of the December PIPE Securities entered into an exchange agreement inclusive of $667,000 of liquidated damages owed to the holder of the December PIPE Securities, paid in securities, as a result of the registration rights agreement default.

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

In connection with the Merger Agreement the Company assumed $13.0 million in notes payable held by Evofem (see Note 7) and assumed a payable for $154,480 (see Note 7). These items were capitalized on the Company’s balance sheet to deposit on acquisition as of June 30, 2024. The Company recognized a debt discount of $1,924,276. As of June 30, 2024, there was an unamortized discount of $0. During the six months ended June 30, 2024 and 2023, the Company recognized an amortization of debt discount of $1,924,276 and $0.

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

Engagement Letter with Dawson James Securities, Inc.

On February 16, 2024, the Company entered into an engagement letter (the “Dawson Engagement Letter”) with Dawson James Securities, Inc.(“Dawson”), pursuant to which the Company engaged Dawson to serve as financial advisor with respect to one or more potential business combinations involving the Company for a term of twelve months. Pursuant to the Dawson Engagement Letter, the Company agreed to pay Dawson an initial fee of $1.85 million (the “Dawson Initial Fee”), which amount is payable on the later of (i) the closing of an offering resulting in gross proceeds to the Company of greater than $4.9 million, or (ii) five days after the execution of the Dawson Engagement Letter. At the Company’s option, the Dawson Initial Fee may be paid in securities of the Company. In addition, with respect to any business combination (i) that either is introduced to the Company by Dawson following the date of the Dawson Engagement Letter or (ii) that with respect to which the Company hereafter requests Dawson to provide M&A advisory services, the Company shall compensate Dawson in an amount equal to 5% of the Total Transaction Value (as defined in the Engagement Letter) with respect to the first $20.0 million in Total Transaction Value plus 10.0% of the Total Transaction Value that is in excess of $20.0 million (the “Transaction Fee”). The Transaction Fee is payable upon the closing of a business combination transaction.

Advance on Private Placement

On March 5, 2024, the Company received a $1,000,000 deposit for an ongoing Private Placement (as defined below), of which $400,000 was attributed to offering costs in connection with the Private Placement. As of June 30, 2024 the Private Placement had closed and the deposit was recorded to additional paid in capital.

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

At the effective time of the Arrangement (the “Effective Time”), each Appili Share outstanding immediately prior to the Effective Time (other than Appili Shares held by a registered holder of Appili Shares who has validly exercised such holder’s dissent rights) will be deemed to be assigned and transferred by the holder thereof to the Buyer in exchange for (i) $0.0467 in cash consideration per share for an aggregate cash payment of $5,668,222 (the “Cash Consideration”) and (ii) 0.002745004 of a share of common stock of Aditxt or an aggregate of 332,876 shares (the “Consideration Shares” and together with the Cash Consideration, the “Transaction Consideration”). In connection with the transaction, each outstanding option and warrant of Appili will be cashed-out based on the implied in-the-money value of the Transaction Consideration, which is expected to result in an additional aggregate cash payment of approximately $341,000 (based on the number of issued and outstanding options and warrants and exchange rates as of the date of the Arrangement Agreement). (See Note 12)

EvoFem Reinstatement and Fourth Amendment to the Merger Agreement

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

Amendments to Article VI: Covenants and Agreement

Article VI of the Merger Agreement is amended to:

●	reinstate the Merger Agreement, as amended by the Fourth Amendment, as if never terminated;

●	reflect the Company’s payment to Evofem, in the amount of $1,000,000 (the “Initial Payment”), via wire initiated by May 2, 2024;

●	delete Section 6.3, which effectively eliminates the “no shop” provision, and the several defined terms used therein;

●	add a new defined term “Company Change of Recommendation;” and

●	revise section 6.10 of the Merger Agreement such that, after the Initial Payment, and upon the closing of each subsequent capital raise by the Company (each a “Parent Subsequent Capital Raise”), the Company shall purchase that number of shares of Evofem’s Series F-1 Preferred Stock, par value $0.0001 per share (the “Series F-1 Preferred Stock”), equal to forty percent (40%) of the gross proceeds of such Parent Subsequent Capital Raise divided by 1,000, up to a maximum aggregate amount of $2,500,000 or 2,500 shares of Series F-1 Preferred Stock. A maximum of$1,500,000 shall be raised prior to June 17, 2024 and $1,000,000 prior to July 1, 2024 (the “Parent Capital Raise”). (See Note 12)

Amendments to Article VIII: Termination

Article VIII of the Merger Agreement is amended to:

●	extend the date after which either party may terminate from May 8, 2024 to July 15, 2024;

●	revise Section 8.1(d) in its entirety to allow Company to terminate at any time after there has been a Company Change of Recommendation, provided that Aditxt must receive ten day written notice and have the opportunity to negotiate a competing offer in good faith; and

●	amend and restate Section 8.1(f) in its entirety, granting the Company the right to terminate the agreement if (a) the full $1,000,000 Initial Payment required by the Fourth Amendment has not been paid in full by May 3, 2024 (b) $1,500,000 of the Parent Capital Raise Amount has not been paid to the Company by June 17, 2024, (c) $1,000,000 of the Parent Capital Raise Amount has not been paid to the Company by July 1, 2024, or (d) Aditxt does not pay any portion of the Parent Equity Investment within five calendar days after each closing of a Parent Subsequent Capital Raise.

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

During the six months ended June 30, 2024, the Company issued 50,000 shares of common stock as part of the MDNA asset purchase agreement. (See Note 9) During the six months ended June 30, 2024, the Company issued 296,296 shares of common stock as part of a settlement agreement. (See Note 9)

During the six months ended June 30, 2023, the Company issued 187,000 shares of common stock and recognized expense of $168,300 in stock-based compensation for consulting services. The stock-based compensation for consulting services is calculated by the number shares multiplied by the closing price on the effective date of the contract. During the six months ended June 30, 2023, 85 Restricted Stock Units vested which resulted in the issuance of shares. The Company recognized expense of $214,451 in stock-based compensation for the six months ended June 30, 2023. The stock-based compensation for shares issued or RSU’s granted during the period were valued based on the fair market value on the date of grant.

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

In connection with the Private Placement, the Sixth Borough Note (Note 7) was converted into Series C-1 Preferred Stock.

The Private Placement closed on May 6, 2024. The gross proceeds from the Private Placement were approximately $4.2 million, prior to deducting the placement agent’s fees and other offering expenses payable by the Company. The Company used $1.0 million of the net proceeds to fund certain obligations under its merger agreement with Evofem Biosciences, Inc. and the remainder of the net proceeds from the offering for working capital and other general corporate purposes.

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

May Senior Notes

On May 24, 2024, the Company entered into the May Senior Notes. The notes had an original issuance discount of $211,382. The notes have a maturity date of August 22, 2024 and an interest rate of 14% per annum. There were also 328,468 share of the Company’s common stock issued to the holders of the notes as part of this transaction. As of June 30, 2024, there was $986,381 in principal outstanding on these notes.

Preferred Stock

The Company is authorized to issue 3,000,000 shares of preferred stock, par value $0.001 per share. There were 39,277 and 24,905 shares of preferred stock outstanding as of June 30, 2024 and December 31, 2023, respectively.

Aditxt Preferred Share Class	Quantity Issued and Outstanding as of June 30, 2024
Series A Preferred Stock	-
Series A-1 Convertible Preferred Stock	22,280
Series B Preferred Stock	-
Series B-1 Convertible Preferred Stock	6,000
Series B-2 Convertible Preferred Stock	2,625
Series C Preferred Stock	-
Series C-1 Preferred Stock	4,186
Series D-1 Preferred Stock	4,186
Total Aditxt Preferred Shares Outstanding	39,277

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

Series B-1 Preferred Stock Certificate of Designation

On January 24, 2024, the Company filed a Certificate of Designations for its Series B-1 Preferred Stock with the Secretary of State of Delaware (the “Series B-1 Certificate of Designations”). The following is only a summary of the Series B-1 Certificate of Designations, and is qualified in its entirety by reference to the full text of the Series B-1 Certificate of Designations, a copy of which is filed as Exhibit 3.1 to a Current Report on Form 8-K and is incorporated by reference herein.

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

Series D-1 Preferred Stock Certificate of Designation

On May 2, 2024, the Company filed a Certificate of Designation for its Series D-1 Preferred Stock with the Secretary of State of Delaware (the “Series D-1 Certificate of Designations”). The following is only a summary of the Series D-1 Certificate of Designations, and is qualified in its entirety by reference to the full text of the Series D-1 Certificate of Designations, a copy of which is filed as Exhibit 3.1 to a Current Report on Form 8-K and is incorporated by reference herein.

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

During the six months ended June 30, 2024 and 2023, the Company granted no new options.

The Company recognizes option forfeitures as they occur, as there is insufficient historical data to accurately determine future forfeitures rates.

The following is an analysis of the stock option grant activity under the Plan:

Vested and Nonvested Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2023	45,572	$173.12	9.74
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	-	-	-
Outstanding June 30, 2024	45,572	$173.12	9.24

Nonvested Stock Options	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2023	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested on June 30, 2024	-	$-

As of June 30, 2024 there were 45,572 exercisable options; these options had a weighted average exercise price $173.12.

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

During the six months ended June 30, 2024 and 2023, Pearsanta granted no new options under the Pearsanta 2023 Plan.

The following is an analysis of the stock option grant activity under the Pearsanta Plans:

Vested and Nonvested Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2023	13,320,000	$0.02	9.97
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	-	-	-
Outstanding June 30, 2024	13,320,000	$0.02	9.47

Nonvested Stock Options	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2023	4,000,000	$0.02
Granted	-	-
Vested	(1,334,000)	0.02
Forfeited	-	-
Nonvested on June 30, 2024	2,666,000	$0.02

As of June 30, 2024, there were 10,654,000 exercisable options; these options had a weighted average exercise price $0.02.

The Company recognized stock-based compensation expense related to all options granted and vesting expense of $4,905 during the three months ended June 30, 2024, of which $4,905 is included in general and administrative expenses in the accompanying statements of operations. The Company recognized stock-based compensation expense related to all options granted and vesting expense of $28,668 during the six months ended June 30, 2024, of which $28,668 is included in general and administrative expenses in the accompanying statements of operations. The remaining value to be expensed is $49,145 as of June 30, 2024. The weighted average vesting term is 1.67 years as of June 30, 2024.

The Company recognized stock-based compensation expense related to all options granted and vesting expense of $59,964 during the three months ended June 30, 2023, of which $24,429 is included in general and administrative expenses and $35,535 is included in research and development expenses in the accompanying statements of operations. The Company recognized stock-based compensation expense related to all options granted and vesting expense of $119,928 during the six months ended June 30, 2023, of which $48,858 is included in general and administrative expenses and $71,070 is included in research and development expenses in the accompanying statements of operations.

Warrants

For the six months ended June 30, 2024, the fair value of each warrant granted was estimated using the assumption and/or factors in the Black-Scholes Model as follows:

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

The Company recognizes warrant forfeitures as they occur, as there is insufficient historical data to accurately determine future forfeitures rates.

A summary of warrant issuances are as follows:

Vested and Nonvested Warrants	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2023	5,047,450	$14.11	2.73
Granted	1,840,531	2.18	4.83
Exercised	-	-	-
Expired or forfeited	(400)	400.00	-
Outstanding June 30, 2024	6,887,581	$10.63	3.01

Nonvested Warrants	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2023	-	$-
Granted	1,840,531	2.18
Vested	(50,000)	5.23
Forfeited	-	-
Nonvested on June 30, 2024	1,790,531	$2.10

Restricted Stock Units

A summary of Restricted Stock Units (“RSUs”) issuances are as follows:

Nonvested RSUs	Number	Weighted Average Price
Nonvested December 31, 2023	-	$-
Granted	18	1.92
Vested	(8)	1.92
Forfeited	-	-
Nonvested June 30, 2024	10	$1.92

The Company recognized stock-based compensation expense related to RSUs granted and vesting expense of $2 and $103,264 during the three months ended June 30, 2024 and June 30, 2023, respectively. The $2 is included in general and administrative, in the accompanying Statements of Operations.

The Company recognized stock-based compensation expense related to RSUs granted and vesting expense of $2 and $214,451 during the six months ended June 30, 2024 and June 30, 2023, respectively. The $2 is included in general and administrative, in the accompanying Statements of Operations. The remaining value to be expensed is $28 with a weighted average vesting term of 0.83 years as of June 30, 2024.

During the six months ended June 30, 2024, the Company granted a total of 18 RSUs. During the six months ended June 30, 2024, 8 RSUs vested and the Company issued 8 shares of common stock for the 8 vested RSUs. During the six months ended June 30, 2023, 85 RSUs vested and the Company issued 85 shares of common stock for the 3,400 vested RSUs.

NOTE 11 – INCOME TAXES

The Company has incurred losses since inception. During the six months ended June 30, 2024, the Company did not provide any provision for income taxes as the Company incurred losses during such period. The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. In assessing the need for a valuation allowance, the Company has considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, the Company has recorded a full valuation allowance for its net deferred tax assets as of June 30, 2024.

As of June 30, 2024, the Company did not have any amounts recorded pertaining to uncertain tax positions.

NOTE 12 – SUBSEQUENT EVENTS

Appili Amending Agreement

On July 1, 2024, the Company, Adivir and Appili entered into an Amending Agreement (the “Amending Agreement”), pursuant to which the Parties (as defined in the Arrangement Agreement) agreed that: (i) the Outside Date (as defined in the Arrangement Agreement) would be changed to August 30, 2024; (ii) Adivir agreed that it would convene the Company Meeting (as defined in the Arrangement Agreement) no later than August 30, 2024, provided that Appili shall be under no obligation to convene the Company Meeting prior to the date that is 50 days following the date that Aditxt delivers to Appili all complete Additional Financial Disclosure (as defined in the Arrangement Agreement) required for inclusion in the Company Circular (as defined in the Arrangement Agreement); (iii) Aditxt shall use commercially reasonable efforts to complete the Financing (as defined in the Arrangement Agreement) no later than August 30, 2024; and (iv) Aditxt or Appili may terminate the Arrangement Agreement if the Financing is not completed by 5:00 p.m. (ET) on August 30, 2024 or such later date as the Parties may agree in writing.

July Notes

On July 9, 2024, the Company entered into a Securities Purchase Agreement (the “July Notes Securities Purchase Agreement”) with an accredited investors (the “July Note Purchaser”) pursuant to which the Company issued and sold a senior note in the principal amount of $625,000 (the “July Note”) maturing on October 7, 2024. The Company received cash proceeds of $500,000 from the sale of the Note.

Upon an Event of Default (as defined in the July Note), the Note will bear interest at a rate of 14% per annum and the holder shall have the right to require the Company to redeem the July Note at a redemption premium of 125%. In addition, while the July Note is outstanding, the Company is required to utilize 100% of the proceeds from any offering of securities to redeem the Note. Pursuant to the July Notes Purchase Agreement, the Company agreed to use commercially reasonable efforts, including the filing of a registration statement with the SEC for a public offering, to pursue and consummate a financing transaction within 90 days of the closing date. In connection with the issuance of the July Note, the Company issued the July Note Purchasers a warrant (the “July Note Warrant”) to purchase up to 1,250,000 shares of the Company’s common stock (the “July Note Warrant Shares”). Pursuant to the July Note Purchase Agreement, the Company also agreed to file a registration statement with the SEC covering the resale of the Warrant Shares as soon as practicable following notice from an investor, and to cause such registration statement to become effective within 60 days following the filing thereof. The July Note Warrant is exercisable following Stockholder Approval (as defined in the Purchase Agreement) at an initial exercise price of $1.49 for a term of five years.

On July 12, 2024, additional accredited investors entered into the July Notes Securities Purchase Agreement. Pursuant to which the Company issued and sold the July Note in the principal amount of $875,000. The Company received cash proceeds of $700,000. In connection with the issuance of the July Note, the Company issued the July Note Warrant to purchase up to 1,750,000 shares of the Company’s common stock. The initial exercise price is $1.582.

Warrant Reprice

On July 9, 2024, the Company entered into an amendment to common stock purchase warrants (the “Warrant Amendment”) with the holder (the “Repriced Holder”) of certain of the Company’s warrants originally issued in December 2023, April 2023, September 2022, December 2021, August 2021, and September 2020 (collectively, the “Repriced Outstanding Warrants”), pursuant to which the Company and the Repriced Holder agreed to amend each of the Repriced Outstanding Warrants to lower the exercise price of the Outstanding Warrants to $1.49 per share.

Amended and Restated Evofem Agreement

On July 12, 2024 (the “Execution Date”), the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with Adifem, Inc. f/k/a Adicure, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”) and Evofem, pursuant to which, Merger Sub will be merged into and with Evofem (the “Merger”), with Evofem surviving the Merger as a wholly owned subsidiary of the Company. The Merger Agreement amended and restated that certain Agreement and Plan of Merger dated as of December 11, 2023 by and among the Company, Merger Sub and Evofem (as amended, the “Original Agreement”).

Effect on Capital Stock

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) all issued and outstanding shares of common stock, par value $0.0001 per share of Evofem (“Evofem Common Stock”), other than any shares of Evofem Common Stock either held by the Company or Merger Sub immediately prior to the Effective Time or which are Dissenting Shares (as hereinafter defined), will be converted into the right to receive an aggregate of $1,800,000; and (ii) each issued and outstanding share of Series E-1 Preferred Stock, par value $0.0001 of Evofem (the “Evofem Unconverted Preferred Stock”), other than any shares of Evofem Unconverted Preferred Stock either held by the Company or Merger Sub immediately prior to the Effective Time or which are Dissenting Shares, will be converted into the right to receive one (1) share of Series A-2 Preferred Stock, par value $0.001 of the Company (the “Company Preferred Stock”), having such rights, powers, and preferences set forth in the form of Certificate of Designation of Series A-2 Preferred Stock, the form of which is attached as Exhibit C to the Merger Agreement.

Any Evofem capital stock outstanding immediately prior to the Effective Time and held by an Evofem shareholder who has not voted in favor of or consented to the adoption of the Merger Agreement and who is entitled to demand and has properly demanded appraisal for such Company Capital Stock in accordance with the Delaware General Corporation Law (“DGCL”), and who, as of the Effective Time, has not effectively withdrawn or lost such appraisal rights (such Evofem capital Stock, “Dissenting Shares”) shall not be converted into or be exchangeable for the right to receive a portion of the Merger Consideration and, instead, shall be entitled to only those rights as set forth in the DGCL. If, after the Effective Time, any such holder fails to perfect or withdraws or loses his, her or its right to appraisal under the DGCL, with respect to any Dissenting Shares, upon surrender of the certificate(s) representing such Dissenting Shares, such Dissenting Shares shall thereupon be treated as if they had been converted as of the Effective Time into the right to receive the portion of the merger consideration, if any, to which such Evofem capital stock is entitled pursuant to the Merger Agreement, without interest.

As a closing condition for the Company, there shall be no more than 4,141,434 Dissenting Shares that are Evofem Common Stock or 98 Dissenting Shares that are Evofem Preferred Stock.

Treatment of Evofem Options and Employee Stock Purchase Plan

At the Effective Time, each option outstanding under the Evofem 2014 Equity Incentive Plan, the Evofem 2018 Inducement Equity Incentive Plan and the Evofem 2019 Employee Stock Purchase Plan (collectively, the “Evofem Option Plans”), whether or not vested, will be canceled without the right to receive any consideration, and the board of directors of Evofem shall take such action such that the Evofem Option Plans are cancelled as of the Effective Time.

As soon as practicable following the Execution Date, Evofem will take all action that may be reasonably necessary to provide that: (i) no new offering period will commence under the Evofem 2019 Employee Stock Purchase Plan (the “Evofem ESPP”); (ii) participants in the Evofem ESPP as of the Execution Date shall not be permitted to increase their payroll deductions or make separate non-payroll contributions to the Evofem ESPP; and (iii) no new participants may commence participation in the Evofem ESPP following the Execution Date. Prior to the Effective Time, Evofem will take all action that may be reasonably necessary to: (A) cause any offering period or purchase period that otherwise be in progress at the Effective Time to be the final offering period under the Evofem ESPP and to be terminated no later than five business days prior to the anticipated closing date (the “Final Exercise Date”); (B) make any pro-rata adjustments that may be necessary to reflect the shortened offering period or purchase period; (C) cause each participant’s then-outstanding share purchase right under the Evofem ESPP to be exercised as of the Final Exercise Date; and (D) terminate the Evofem ESPP, as of and contingent upon, the Effective Time.

Representations and Warranties

The parties to the Merger Agreement have agreed to customary representations and warranties for transactions of this type.

Covenants

The Merger Agreement contains various customary covenants, including but not limited to, covenants with respect to the conduct of Evofem’s business prior to the Effective Time.

Closing Conditions

Mutual

The respective obligations of each of the Company, Merger Sub and Evofem to consummate the closing of the Merger (the “Closing”) are subject to the satisfaction or waiver, at or prior to the closing of certain conditions, including but not limited to, the following:

(i)	approval by the Evofem shareholders;

(ii)	the entry into a voting agreement by the Company and certain members of Evofem management;

(iii)	all preferred stock of Evofem other than the Evofem Unconverted Preferred Stock shall have been converted to Evofem Common Stock;

(iv)	Evofem shall have received agreements (the “Evofem Warrant Holder Agreements”) from all holders of Evofem warrants which provide:

(a)	waivers with respect to any fundamental transaction, change in control or other similar rights that such warrant holder may have under any such Evofem warrants, and (b) an agreement to such Evofem warrants to exchange such warrants for not more than an aggregate (for all holders of Evofem warrants) of 930.336 shares of Company Preferred Stock;

(v)	Evofem shall have cashed out any other holder of Evofem warrants who has not provided an Evofem Warrant Holder Agreement; and

(vi)	Evofem shall have obtained waivers from the holders of the convertible notes of Evofem (the “Evofem Convertible Notes”) with respect to any fundamental transaction rights that such holder may have under the Evofem Convertible Notes, including any right to vote, consent, or otherwise approve or veto any of the transactions contemplated under the Merger Agreement.

(vii)	The Company shall have received sufficient financing to satisfy its payment obligations under the Merger Agreement.

(viii)	The requisite stockholder approval shall have been obtained by the Company at a Special Meeting of its stockholders to approve the Parent Stock Issuance (as defined in the Merger Agreement) pursuant to the requirements of NASDAQ.

The Company and Merger Sub

The obligations of the Company and Merger Sub to consummate the Closing are subject to the satisfaction or waiver, at or prior to the Closing of certain conditions, including but not limited to, the following:

(i)	the Company shall have obtained agreements from the holders of Evofem Convertible Notes and purchase rights they hold to exchange such Convertible Notes and purchase rights for not more than an aggregate (for all holders of Evofem Convertible Notes) of 88,161 shares of Company Preferred Stock;

(ii)	the Company shall have received waivers form the holders of certain of the Company’s securities which contain prohibitions on variable rate transactions; and

(iii)	the Company, Merger Sub and Evofem shall work together between the Execution Date and the Effective Time to determine the tax treatment of the Merger and the other transactions contemplated by the Merger Agreement.

Evofem

The obligations of Evofem to consummate the Closing are subject to the satisfaction or waiver, at or prior to the Closing of certain conditions, including but not limited to, the following:

(i)	The Company shall be in compliance with the stockholders’ equity requirement in Nasdaq Listing Rule 5550(b)(1) and shall meet all other applicable criteria for continued listing.

Termination

The Merger Agreement may be terminated at any time prior to the consummation of the Closing by mutual written consent of the Company and Evofem. Either the Company or Evofem may also terminate the Merger Agreement if (i) the Merger shall not have been consummated on or before 5:00 p.m. Eastern Time on September 30, 2024; (ii) if any judgment, law or order prohibiting the Merger or the Transactions has become final and non-appealable; (iii) the required vote of Evofem stockholders was not obtained; or (iv) in the event of any Terminable Breach (as defined in the Merger Agreement). The Company may terminate the Merger Agreement if (i) prior to approval by the required vote of Evofem’s shareholders if the Evofem board of directors shall have effected a Company Change in Recommendation (as defined in the Merger Agreement); or (ii) in the event that the Company determines, in its reasonable discretion, that the acquisition of Evofem could result in a material adverse amount of cancellation of indebtedness income to the Company. Evofem may terminate the Merger Agreement if (i) at any time after there has been a Company Change of Recommendation; provided, that Evofem has provided the Company ten (10) calendar days’ prior written notice thereof and has negotiated in good faith with the Company to provide a competing offer; (ii) the Company Common Stock is no longer listed for trading on Nasdaq; or (iii) any of: (A) the Initial Parent Equity Investment has not been made by the Initial Parent Equity Investment Date, (B) the Second Parent Equity Investment has not been made by the Second Parent Equity Investment Date, (C) the Third Parent Equity Investment has not been made by the Third Parent Equity Investment Date or (D) the Fourth Parent Equity Investment has not been made by the Fourth Parent Equity Investment Date (as all of such terms are defined in the Merger Agreement).

Effect of Termination

If the Merger Agreement is terminated, the Merger Agreement will become void, and there will be no liability under the Merger Agreement on the part of any party thereto.

Waiver Agreement

On July 12, 2024, the Company, Merger Sub and Evofem also entered into a Waiver Agreement (the “Waiver Agreement”), pursuant to which: (i) Evofem waived its Termination Right (as defined in the Merger Agreement) for such breaches by the Company and Merger Sub that have occurred prior to the date of the Waiver Agreement; (ii) the Company and Merger Sub waived the restrictive covenants in the Merger Agreement that would otherwise prevent Evofem from entering into and closing the transaction contemplated under that certain Asset Purchase Agreement by and between Evofem and Lupin, Inc. (the “Asset Purchase Agreement”); and (iii) the Company and Merger Sub waived the restrictive covenants in the Merger Agreement that would otherwise restrict Evofem from entering into a financing arrangement relating to its directors’ and officers’ insurance policy.

Securities Purchase Agreement – Evofem Series F-1 Convertible Preferred Stock

On July 12, 2024 (the “Closing Date”), the Company completed the Initial Parent Equity Investment (as defined under the Merger Agreement) and entered into a Securities Purchase (the “Series F-1 Securities Purchase Agreement”) with Evofem, pursuant to which the Company purchased 500 shares of Evofem’s Series F-1 Convertible Preferred Stock par value $0.0001 per share (“Evofem F-1 Preferred Stock”) for an aggregate purchase price of $500,000. In connection with the Series F-1 Securities Purchase Agreement, the Company and Evofem entered into a Registration Rights Agreement (the “EvoFem F-1 Registration Rights Agreement”), pursuant to which Evofem agreed to file with the SEC a registration statement covering the resale of the shares of its common stock issuable upon conversion of the Evofem Series F-1 Preferred Stock within 300 days of the Closing Date and to have such registration statement declared effective by the SEC the earlier of the (i) 90th calendar day after the Closing Date and (ii) 2nd Business Day after the date Evofem is notified (orally or in writing, whichever is earlier) by the SEC that such registration statement will not be reviewed or will not be subject to further review. Pursuant to the Merger Agreement, the Company is also obligated to purchase: (i) an additional 500 shares of Evofem Series F-1 Preferred Stock for an additional aggregate purchase price of $500,000 on or prior to August 9, 2024; (ii) an additional 2,000 shares of Evofem Series F-1 Preferred Stock for an additional purchase price of $2 million on the earlier of August 30, 2024 or 5 business days of the closing of a public offering by the Company resulting in aggregate net proceeds to the Company of no less than $20 million; and (iii) an additional 1,000 shares of Evofem Series F-1 Preferred Stock for an additional purchase price of $1 million on or prior to September 30, 2024.

Exchange Agreement

On August 7, 2024, the Company entered into a Securities Exchange Agreement with the Holder (the “August Exchange Agreement”), pursuant to which the Company agreed to exchange the certain pre-funded warrants for: (i) an aggregate of 6,667 shares of the Company’s Series C-1 Convertible Preferred Stock, par value $0.001 per share and (ii) warrants to purchase 2,569,171 shares of the Company’s Common Stock at an exercise price of $1.49 per share for a term of five years (the “August Warrants”).

Amendment to Certificate of Incorporation

On August 7, 2024, the Company filed with the Secretary of State of Delaware an amendment to the Company’s Certificate of Incorporation, (the “Charter Amendment”) to increase the number of authorized common stock from 100,000,000 shares to 1,000,000,000 shares. The Charter Amendment was approved by the Company’s stockholders at the Company’s Annual Meeting of Stockholders held on August 6, 2024.

Registered Direct Offering

On August 8, 2024, the Company entered into a securities purchase agreement (the “Registered Direct Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to sell to such investors 188,000 shares (the “Registered Direct Shares”) of common stock of the Company (the “Common Stock”), pre-funded warrants (the “Registered Direct Pre-Funded Warrants”) to purchase up to 942,189 shares of Common Stock of the Company (the “Registered Direct Pre-Funded Warrant Shares”), having an exercise price of $0.001 per share, at a purchase price of $1.06 per share of Common Stock and a purchase price of $1.059 per Registered Direct Pre-Funded Warrant (the “Registered Direct Offering”). The shares of Common Stock and Registered Direct Pre-Funded Warrants (and shares of common stock underlying the Registered Direct Pre-Funded Warrants) were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-280757), which was declared effective by the Securities and Exchange Commission on August 6, 2024.

The closing of the sales of these securities under the Registered Direct Purchase Agreement took place on August 9, 2024. The gross proceeds from the offering were approximately $1.2 million, prior to deducting placement agent’s fees and other offering expenses payable by the Company. The Company used $500,000 of the net proceeds from the offering to fund certain obligations under its Amended and Restated Merger agreement with Evofem Biosciences, Inc and the remainder for working capital and other general corporate purposes.

Amendment to EvoFem Amended and Restated Merger Agreement

On August 16, 2024, the Company, Merger Sub and Evofem entered into Amendment No. 1 to the Amended and Restated Merger Agreement (“Amendment No. 1”), pursuant to which the date by which the Company is to make the Third Parent Equity Investment (as defined under the Amended and Restated Merger Agreement) was amended to the earlier of September 6, 2024 or five (5) business days of the closing of a public offering by Parent resulting in aggregate net proceeds to Parent of no less than $20,000,000. Except as set forth herein, the terms and conditions of the Amended and Restated Merger Agreement have not been modified.

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

We were incorporated in the State of Delaware on September 28, 2017, and our headquarters are in Mountain View, California. The company was founded with a mission of bringing stakeholders together, to transform promising innovations into products and services that could address some of the most challenging needs. The socialization of innovation through engaging stakeholders in every aspect of it, is key to transforming more innovations, more rapidly, and more efficiently.

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

Central to Pearsanta’s innovation is Mitomic® Technology Platform, which we acquired from MDNA in January 2024.

We acquired the assets comprising our mitomic technology platform from MDNA. This platform seeks to harness the unique properties of mitochondrial DNA (“mtDNA”) to detect disease through non-invasive, blood-based liquid biopsies. The Mitomic® Technology Platform is designed to identify specific mutations in mtDNA indicative of various diseases. Due to its high mutation rate and cell persistence, mitochondrial DNA is an excellent biomarker for early disease detection. This platform allows for the rapid and accurate identification of disease-associated biomarkers, which can significantly enhance early diagnosis and treatment. Key Products Under Development at Time of Acquisition:

Key Products Under Development at Time of Acquisition:

Mitomic® Endometriosis Test (MET™):

●	Purpose: To provide an accurate and non-invasive diagnosis of endometriosis, a condition that affects approximately 1 in 10 women of reproductive age worldwide.

●	Clinical Validation: MET™ has demonstrated high accuracy in predicting surgical outcomes in women suspected of having endometriosis. The test has shown significant promise in reducing the diagnostic delay, which averages around ten years.

●	Impact: Early and precise diagnosis through MET™ can lead to timely and effective treatment, significantly improving patient outcomes and quality of life

Mitomic® Prostate Test (MPT™):

●	Purpose: To enhance the detection of clinically significant prostate cancer, reducing reliance on PSA testing, which often results in false positives and over-diagnosis.

●	Clinical Validation: MPT™ has shown the ability to predict prostate cancer accurately, distinguishing between aggressive and nonaggressive forms. This specificity is crucial in guiding treatment decisions and reducing unnecessary interventions.

●	Impact: MPT™ aims to improve patient outcomes by ensuring that only those with clinically significant prostate cancer receive treatment, thereby avoiding the side effects of unnecessary procedures. To date, our primary focus with respect to the Mitomic Technology Platform has been the integration of such assets into our business. Our initial plans for the Mitomic Technology Platform are to complete product development, manufacturing and clinical validation of the MET™ and the MPT™.:

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

ADIVIR, INC.

Formed in April of 2023, Adivir™, Inc., is Aditxt’s most recently formed wholly owned subsidiary, dedicated to the clinical and commercial development efforts of innovative antiviral products, which have the potential to address a wide range of infectious diseases, including those that currently lack viable treatment options. Central to Adivir’s innovation is the ongoing contemplated transaction with Appili. Appili is an infectious disease biopharmaceutical company that is purposefully built, portfolio-driven, and people-focused to fulfill its mission of solving life-threatening infections. By systematically identifying urgent infections with unmet needs, Appili aims to strategically develop a pipeline of novel therapies to prevent deaths and improve lives. The Company is currently advancing a diverse range of anti-infectives, including a vaccine candidate to eliminate a severe biological weapon threat, a topical antiparasitic for the treatment of a disfiguring disease, and a novel easy to use, liquid oral formulation targeting parasitic and anaerobic infections. Appili is at the epicenter of the global fight against infection, led by a proven management team.

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

Going Concern

We were incorporated on September 28, 2017 and have not generated significant revenues to date. During the six months ended June 30, 2024 we had a net loss of $22,492,573 and cash of $91,223 as of June 30, 2024.

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

Financial Results

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Our condensed consolidated financial statements as of June 30, 2024, show a net loss of $22,492,573. We expect to incur additional net expenses over the next several years as we continue to maintain and expand our existing operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

Results of Operations

Results of operations for the three months ended June 30, 2024 and 2023

We generated revenue of $44,276 and $220,978 for the three months ended June 30, 2024 and 2023, respectively. Cost of goods sold for the three months ended June 30, 2024 and 2023 was $23,134 and $185,738, respectively.

During the three months ended June 30, 2024, we incurred a loss from operations of $5,975,981. This is due to general and administrative expenses of $4,419,545, which includes approximately $1,484,996 in payroll expenses, $1,183,992 in professional fees, and $4,097 in stock-based compensation. Research and development expenses were $1,553,360, which includes $978,012 in consulting expenses. Sales and marketing expenses were $24,218.

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

The increase in expenses during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was due to an increased research and development spend and $1,000,000 fee paid to Evofem as part of an amendment to a merger agreement which was recorded to general and administrative expenses.

Results of operations for the six months ended June 30, 2024 and 2023

We generated revenue of $123,956 and $439,393 for the six months ended June 30, 2024 and 2023, respectively. Cost of goods sold for the six months ended June 30, 2024 and 2023 was $88,933 and $364,047, respectively.

During the six months ended June 30, 2024, we incurred a loss from operations of $17,511,627. This is due to general and administrative expenses of $7,783,293, which includes approximately $2,958,585 in payroll expenses, $2,329,671 in professional fees, and $28,670 in stock-based compensation. Research and development expenses were $9,698,626 which includes $1,179,591 in consulting expenses and $6,712,663 in stock-based compensation. Sales and marketing expenses were $64,731.

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

The increase in expenses during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was due to an increased research and development spend and $1,000,000 fee paid to Evofem as part of an amendment to a merger agreement which was recorded to general and administrative expenses.

Liquidity and Capital Resources

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2024, we had an accumulated deficit of $150,024,555. We had working capital of $(19,058,995) as of June 30, 2024. During the six months ended June 30, 2024, we purchased zero in fixed assets.

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

On May 2, 2024, the Company entered into a Securities Purchase Agreement (the “May PIPE Purchase Agreement”) with certain accredited investors, pursuant to which the Company agreed to issue and sell to such investors in a private placement (the “Private Placement”) (i) an aggregate of 4,186 shares of the Company’s Series C-1 Convertible Preferred Stock (the “Series C-1 Preferred Stock”), (ii) an aggregate of 4,186 shares of the Company’s Series D-1 Preferred Stock (the “Series D-1 Preferred Stock”), and (iii) warrants (the “May PIPE Warrants”) to purchase up to an aggregate of 1,613,092 shares of the Company’s common stock. The Private Placement closed on May 6, 2024. The gross proceeds from the Private Placement were approximately $4.2 million, prior to deducting the placement agent’s fees and other offering expenses payable by the Company. The Company used $1.0 million of the net proceeds to fund certain obligations under its merger agreement with Evofem Biosciences, Inc. and the remainder of the net proceeds from the offering for working capital and other general corporate purposes.

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

Contractual Obligations

The following table shows our contractual obligations as of June 30, 2024:

	Payment Due by Year
	Total	2024	2025	2026
Lease	$1,513,576	$379,100	$710,546	$423,930

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have not materially changed since the Company determined that we did not maintain effective internal controls over financial reporting and the following weaknesses still exist as of June 30, 2024.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company was incorporated on September 28, 2017 and through the date of this report has generated no significant revenues. For the years ended December 31, 2023 and 2022, the Company had a net loss of $32,390,447 and $27,649,876, respectively. Our condensed consolidated financial statements as of June 30, 2024, show a net loss of $22,492,573. Our cash and cash equivalents were approximately $91,223 as of June 30, 2024. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available, we may be forced to discontinue operations, which would cause investors to lose their entire investment.

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

We are currently over 90 days past due on a significant amount of vendor obligations. We may not be able to refinance, extend or repay our substantial indebtedness owed to our secured and unsecured lenders, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

As of June 30, 2024, we have approximately $12.8 million in accounts payable with approximately $7.2 million that is over 90 days past due. If we are unable to repay these amounts, as well as our existing debt obligations at maturity, and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default, our secured lenders would have the right to exercise their rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business, and we would likely be forced to seek bankruptcy protection.

We may not be able to effect the transactions contemplated under the Merger Agreement with Evofem or the Arrangement Agreement with Appili . If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction.

In connection with the Merger Agreement with Evofem and the Arrangement Agreement with Appili, we have incurred substantial costs planning and negotiating the transactions. These costs include, but are not limited to, costs associated with employing and retaining third-party advisors who perform financial, auditing and legal services required before we were able to enter into such agreements and which services will continue to be utilized as we seek to complete such transactions. If, for whatever reason, such transactions fail to close, we will still be responsible for these costs, which could adversely affect our liquidity and financial results.

We will need to raise substantial additional capital, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts and strategic M&A initiatives, or cease operations.

We do not expect that our current cash position will be sufficient to fund our current operations for the next 12 months. We also do not presently have sufficient cash to fund certain obligations under our Merger Agreement with Evofem or our Arrangement Agreement with Appili. In addition, we are required to complete an equity or debt financing with minimum gross proceeds of at least $20 million in order to close the transactions contemplated under our Arrangement Agreement with Appili. Our operating plan may change because of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities may dilute our existing stockholders. The incurrence of indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay, or discontinue one or more of our research or development programs or the commercialization of any product candidate or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

A significant number of shares of our common stock may be issued and sold upon the exercise of outstanding options, warrants, and upon the conversion of the Company’s convertible preferred stock.

As of June 30, 2024, there were 45,572 shares of common stock issuable under outstanding options, 6,887,581 shares of common stock issuable upon exercise of outstanding warrants at various exercise prices and approximately 17,286,209 shares of common stock reserved for issuance upon conversion of outstanding convertible preferred stock. To the extent that holders of existing options, warrants or convertible preferred stock sell the shares of common stock issued upon the exercise of options or warrants or conversion of the convertible preferred stock, the market price of our common stock may decrease due to the additional selling pressure in the market. The risk of dilution from issuances of shares of common stock underlying existing options, warrants and convertible preferred stock may cause shareholders to sell their common stock, which could further decline in the market price.

We have entered into a Purchase Agreement with an equity line investor. If we sell shares of our common stock under the Purchase Agreement, our existing stockholders will experience immediate dilution and, as a result, our stock price may go down.

Pursuant to the Purchase Agreement, we have agreed to sell up to $150,000,000 of shares of our common stock at our option and subject to certain limitations. In addition, we may issue up to 2,250,000 shares of our common stock as a commitment fee under the Purchase Agreement. As of the date hereof, we have not issued or sold any shares of our common stock under the Purchase Agreement. The sale of shares of our common stock pursuant to the Purchase Agreement will have a dilutive impact on our existing stockholders. The equity line investor may resell some or all of the shares we issue to it under the Purchase Agreement and such sales could cause the market price of our common stock to decline, which decline could be significant.

Even if we can raise additional funding, we may be required to do so on terms that are dilutive to you.

The capital markets have been unpredictable in the past for unprofitable companies such as ours. In addition, it is generally difficult for development stage companies to raise capital under current market conditions. The amount of capital that a company such as ours is able to raise often depends on variables that are beyond our control. As a result, we may not be able to secure financing on terms attractive to us, or at all. If we can consummate a financing arrangement, the amount raised may not be sufficient to meet our future needs. If adequate funds are not available on acceptable terms, or at all, our business, including our results of operations, financial condition and our continued viability will be materially adversely affected.

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

Our obligations to certain of our creditors are secured by security interests in our assets. As of June 30, 2024, approximately $7.7 million was owed to such secured creditors. Under such agreements, we are required to pay $277,800 on a weekly basis to such creditors. If we default on our obligations under these agreements, our secured creditors could foreclose on its security interests and liquidate some or all of these assets, which would harm our financial condition and results of operations and would require us to reduce or cease operations and possibly seek Bankruptcy Protection.

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

On May 23, 2023, we received written notice from Nasdaq that, based upon the stockholders equity reported by the Company in its Form 10-Q for the period ended June 30, 2023, and as of June 30, 2023, the Company was no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires a company to maintain a minimum of $2,500,000 in stockholders’ equity, a market value of listed securities of at least $35 million, or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years (the “Continued Listing Requirements”). The May notification letter further provided that the Company has 45 calendar days, or until July 7, 2023, to submit a plan to regain compliance and if the plan is accepted by Nasdaq, an extension of up to 180 calendar days, or until November 19, 2023 to evidence compliance. On June 22, 2023, we received a letter from Nasdaq notifying the Company that it has failed to maintain compliance with the minimum bid price rule in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) as the closing price of Company’s common stock has remained below $1.00 for over 30 consecutive trading days. On June 29, 2023, we submitted an appeal to Nasdaq, which stays the delisting and suspension of our securities pending the decision of the Nasdaq Hearings Panel (the “Panel”). At the hearing, which was held on August 31, 2023, which represented the tenth trading day that the closing of the Company’s common stock was above $1.00 per share. At the hearing, the Company also presented its plans to regain compliance with the Equity Rule to the Panel. In addition, on September 15, 2023, the Company received a written notice form Nasdaq that it no longer meets the minimum 500,000 publicly held shares requirement for The Nasdaq Capital Market and it no longer complies with Nasdaq Listing Rule 5550(a)(4) (the “Public Float Rule”). The September notification letter stated that the Panel will consider this matter in their decision regarding the Company’s continued listing on The Nasdaq Capital Market.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As reported in a Current Report filed by the Company, on May 2, 2024, the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which the Company issued and sold, in a private placement (i) an aggregate of 4,186 shares of the Company’s Series C-1 Convertible Preferred Stock (the “Series C-1 Preferred Stock”), (ii) an aggregate of 4,186 shares of the Company’s Series D-1 Preferred Stock (the “Series D-1 Preferred Stock”), and (iii) warrants (the “Warrants”) to purchase up to an aggregate of 1,613,092 shares of the Company’s common stock.  In connection with such transaction, the Company was obligated to pay H.C. Wainwright & Co., LLC (“Wainwright”) pursuant to its engagement letter with Wainwright dated December 3, 2023 as amended as of December 29, 2023, a cash fee of $324,312.96 or 7.75% of the gross proceeds from the private placement (the “Wainwright Cash Fee”), and issue to Wainwright warrants to purchase 96,786 shares of the Company’s common stock at an exercise price of $3.2438 per share, commencing six months following issuance for a term of five years from the date of issuance (the “Wainwright Warrants”).

On August 14, 2024, the Company entered into a Payment Agreement with Wainwright (the “Payment Agreement”), pursuant to which the Company agreed (i) on or prior to September 15, 2024, to pay Wainwright $162, 206.96 of the Wainwright Cash Fee and to issue the Wainwright Warrants and (ii) on or prior to October 15, 2024, to pay the remaining $162,206 of the Wainwright Cash Fee. In addition, pursuant to the Payment Agreement, the Company agreed to make one-time cash payment of $190,000 to Wainwright in satisfaction of certain obligations of Evofem Biosciences, Inc. (“Evofem”) to Wainwright no later than five days following the closing of the Company’s merger with Evofem (the “Wainwright Evofem Payment”), provided however, that the Company shall not be obligated to pay the Wainwright Evofem Payment in the event that the merger has not closed by October 15, 2024 or the merger is terminated.

On August 16, 2024, the Company, Merger Sub and Evofem entered into Amendment No. 1 to the Amended and Restated Merger Agreement (“Amendment No. 1”), pursuant to which the date by which the Company is to make the Third Parent Equity Investment (as defined under the Amended and Restated Merger Agreement) was amended to the earlier of September 6, 2024 or five (5) business days of the closing of a public offering by Parent resulting in aggregate net proceeds to Parent of no less than $20,000,000. Except as set forth herein, the terms and conditions of the Amended and Restated Merger Agreement have not been modified.

Item 6. Exhibits

Exhibit
Number	Exhibit Description
2.1	Amendment No. 1 to Amended and Restated Merger Agreement
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is formatted as Inline XBRL and contained in the Exhibit 101 XBRL Document Set).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aditxt, Inc.

Date: August 19, 2024	By:	/s/ Amro Albanna
Amro Albanna
Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2024	By:	/s/ Thomas J. Farley
Thomas J. Farley
Chief Financial Officer (Principal Financial and Accounting Officer)