Form 10-Q
period 2024-09-30
Aditxt, Inc.
filed 2024-11-18
CIK 1726711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 13, 2024, the registrant had 14,234,212 and 14,234,210 shares of common stock, $0.001 par value per share, issued and outstanding, respectively.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	we have generated no significant revenue from commercial sales to date and our future profitability is uncertain;

●	if we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment;

●	our financial situation creates doubt whether we will continue as a going concern;

●	we may need to raise additional funding, which may not be available on acceptable terms, or at all;

●	even if we can raise additional funding, we may be required to do so on terms that are dilutive to you.;

●	the regulatory approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of our future product candidates, if any;

●	we may encounter substantial delays in completing our clinical studies which in turn will require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities;

●	if our future pre-clinical development and future clinical Phase I/II studies are unsuccessful, we may be unable to obtain regulatory approval of, or commercialize, our product candidates on a timely basis or at all;

●	even if we receive regulatory approval for any of our product candidates, we may not be able to successfully commercialize the product and the revenue that we generate from their sales, if any, may be limited;

●	adverse events involving our products may lead the FDA or applicable foreign regulatory agency to delay or deny clearance for our products or result in product recalls that could harm our reputation, business and financial results;

●	certain technologies are subject to licenses from LLU and Stanford (as defined below), each of which are revocable in certain circumstances, including in the event we do not achieve certain payments and milestone deadlines. Without these licenses, we may not be able to continue to develop our product candidates;

●	if we were to lose our CLIA certification or state laboratory licenses, whether as a result of a revocation, suspension or limitation, we would no longer be able to offer our assays (including our AditxtScore™ platform), which would limit our revenues and harm our business. If we were to lose, or fail to obtain, a license in any other state where we are required to hold a license, we would not be able to test specimens from those states;

●	our results of operations will be affected by the level of royalty and milestone payments that we are required to pay to third parties;

●	we face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do;

●	our technologies and products under development, and our business, may fail if we are not able to successfully commercialize them and ultimately generate significant revenues as a result;

●	customers may not adopt our products quickly, or at all;

●	the failure to obtain or maintain patents, licensing agreements and other intellectual property could materially impact our ability to compete effectively;

●	some of our intellectual property may be subject to “march-in” rights by the U.S. federal government;

●	we do not expect to pay dividends in the foreseeable future;

●	we have issued a significant number of shares of convertible preferred stock and warrants and may continue to do so in the future. The conversion and/or exercise of these securities and the sale of the shares of common stock issuable thereunder may dilute your percentage ownership interest and may also result in downward pressure on the price of our common stock;

●	we have issued a significant number of restricted stock awards, restricted stock units, options and warrants and may continue to do so in the future. The vesting and, if applicable, exercise of these securities and the sale of the shares of common stock issuable thereunder may dilute your percentage ownership interest and may also result in downward pressure on the price of our common stock;

●	we have entered into a Common Stock Purchase Agreement with an equity line investor pursuant to which we may issue and sell up to $150 million of our common stock, which could result in significant dilution;

●	we have entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC pursuant to which we may issue and sell up to $35 million of our common stock, which could result in significant dilution;

●	while we have entered into a Share Exchange Agreement with Cellvera Global, a Merger Agreement with Evofem Biosciences, Inc. and an Arrangement Agreement with Appili Therapeutics, Inc., we cannot assure you that such transactions will be consummated or, that if one or more of such transactions are consummated, that they will be accretive to stockholder value;

●	we may engage in future acquisitions or strategic transactions, including the transactions with Cellvera Global, Evofem Biosciences and Appili Therapeutics, which will require us to seek additional financing or financial commitments, increase our expenses and/or present significant distractions to our management;

●	future sales or issuances of substantial amounts of our common stock, including, potentially as a result of future acquisitions or strategic transactions, including the transactions with Evofem Biosciences, Appili Therapeutics, and Cellvera Global, could result in significant dilution;

●	On December 29, 2023, we received the determination from Nasdaq that we regained compliance with the Nasdaq continued listing requirements, however, we remain subject to a panel monitor of our ongoing compliance until December 29, 2024 and if we fail to comply with such requirements during the panel monitor, it could result in the delisting of our securities by Nasdaq; and

●	exclusive forum provisions in our amended and restated certificate of incorporation and amended and restated bylaws.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ADITXT, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash	$328,596	$97,102
Accounts receivable, net	351,707	408,326
Inventory	88,994	745,502
Prepaid expenses	444,355	217,390
Subscription receivable	874,665	5,444,628
TOTAL CURRENT ASSETS	2,088,317	6,912,948

Fixed assets, net	1,716,307	1,898,243
Intangible assets, net	6,944	9,444
Deposits	102,042	106,410
Right of use asset - long term	1,388,460	2,200,299
Investment in Evofem	24,537,211	22,277,211
Deposit on acquisition	-	11,173,772
TOTAL ASSETS	$29,839,281	$44,578,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$14,585,212	$8,554,959
Notes payable - related party	467,000	375,000
Notes payable, net of discount	8,372,685	15,653,477
Financing on fixed assets	147,823	147,823
Deferred rent	117,850	158,612
Lease liability - current	678,332	999,943
TOTAL CURRENT LIABILITIES	24,368,902	25,889,814

Settlement liability	-	1,600,000
Lease liability - long term	592,278	1,041,744
Derivative liability	429,018	-

TOTAL LIABILITIES	25,390,198	28,531,558

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 3,000,000 shares authorized, zero shares issued and outstanding, respectively	-	-
Series A-1 Convertible Preferred stock, $0.001 par value, 22,280 shares authorized, 22,071 and 22,280 shares issued and outstanding, respectively	22	22
Series B Preferred stock, $0.001 par value, 1 share authorized, zero and zero shares issued and outstanding, respectively	-	-
Series B-1 Convertible Preferred stock, $0.001 par value, 6,000 shares authorized, 4,232 and zero shares issued and outstanding, respectively	5	-
Series B-2 Convertible Preferred stock, $0.001 par value, 2,625 shares authorized, 2,625 and 2,625 shares issued and outstanding, respectively	3	3
Series C Preferred stock, $0.001 par value, 1 share authorized, zero and zero shares issued and outstanding, respectively	-	-
Series C-1 Convertible Preferred Stock, $0.001 par value, 10,853 shares authorized, 10,853 and zero shares issued and outstanding, respectively	11	-
Series D-1 Preferred stock, $0.001 par value, 4,186 shares authorized, 4,186 and zero shares issued and outstanding, respectively	4	-
Common stock, $0.001 par value, 1,000,000,000 and 100,000,000 shares authorized, 531,353 and 32,998 shares issued and 531,351 and 32,996 shares outstanding, respectively	532	35
Treasury stock, 2 and 2 shares, respectively	(201,605)	(201,605)
Additional paid-in capital	167,780,688	143,998,994
Accumulated deficit	(162,867,941)	(127,741,072)
TOTAL ADITXT, INC. STOCKHOLDERS’ EQUITY	4,711,719	16,056,377

NON-CONTROLLING INTEREST	(262,636)	(9,608)

TOTAL STOCKHOLDERS’ EQUITY	4,449,083	16,046,769

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,839,281	$44,578,327

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
REVENUE
Sales	$6,854	$124,486	$130,810	$563,879
Cost of goods sold	467,536	106,922	556,469	470,969
Gross profit (loss)	(460,682)	17,564	(425,659)	92,910

OPERATING EXPENSES
General and administrative expenses $32, $103,031, $28,670, and $484,502 in stock-based compensation, respectively	3,718,804	7,169,863	11,502,097	15,209,789
Research and development $0, $49,209, $6,712,663, and $165,382 in stock-based compensation, respectively	491,552	898,724	10,190,178	2,771,100
Sales and marketing $0, $1,752, $0 and $6,787 in stock-based compensation, respectively	30,000	44,186	94,731	223,562
Total operating expenses	4,240,356	8,112,773	21,787,006	18,204,451

NET LOSS FROM OPERATIONS	(4,701,038)	(8,095,209)	(22,212,665)	(18,111,541)

OTHER INCOME (EXPENSE)
Interest expense	(570,114)	(906,104)	(4,150,727)	(2,389,627)
Interest income	376	367	1,131	9,784
Amortization of debt discount	(1,709,537)	(744,956)	(2,901,955)	(921,242)
Loss on note exchange agreement	-	-	(208,670)	-
Total other expense	(2,279,275)	(1,650,693)	(7,260,221)	(3,301,085)

Net loss before income taxes	(6,980,313)	(9,745,902)	(29,472,886)	(21,412,626)
Income tax provision	-	-	-	-

NET LOSS	$(6,980,313)	$(9,745,902)	$(29,472,886)	$(21,412,626)

Implied Dividends	(5,907,011)	(167,169)	(5,907,011)	(167,169)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(39,801)	-	(253,028)	-

NET LOSS ATTRIBUTABLE TO ADITXT, INC. & SUBSIDIARIES	$(12,847,523)	$(9,913,071)	$(35,126,869)	$(21,579,795)

Net loss per share - basic and diluted	$(111.07)	$(1,950.94)	$(522.86)	$(5,477.66)

Weighted average number of shares outstanding during the period - basic and diluted	115,672	5,081	67,182	3,940

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(unaudited)

	Preferred A-1 Shares	Preferred A-1 Shares Par	Preferred B-1 Shares	Preferred B-1 Shares Par	Preferred B-2 Shares	Preferred B-2 Shares Par	Preferred C-1 Shares	Preferred C-1 Shares Par	Preferred D-1 Shares	Preferred D-1 Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
Balance December 31, 2023	22,280	$22	-	$-	2625	$3	-	$-	-	$-	32,996	$35	$(201,605)	$143,998,994	$(127,741,072)	$(9,608)	$16,046,769

Stock option compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	24,573	-	-	24,573

MDNA asset purchase	-	-	-	-	-	-	-	-	-	-	1,250	1	-	1,008,668	-	-	1,008,669

Brain asset purchase	-	-	6,000	6	-	-	-	-	-	-	-	-	-	5,970,437	-	-	5,970,443

Issuance of shares for settlement	-	-	-	-	-	-	-	-	-	-	7,408	7	-	1,599,993	-	-	1,600,000

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(14,729,727)	(138,967)	(14,868,694)

Balance March 31, 2024	22,280	$22	6,000	$6	2,625	$3	-	$-	-	$-	41,654	$43	$(201,605)	$152,602,665	$(142,470,799)	$(148,575)	$9,781,760

Stock option compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	4,095	-	-	4,095

Restricted stock unit compensation	-	-	-	-	-	-	-	-	-	-	1	-	-	2	-	-	2

Issuance of shares for offering, net of issuance costs	-	-	-	-	-	-	4,186	4	4,186	4	-	-	-	3,518,559	-	-	3,518,567

Issuance of shares for debt issuance costs	-	-	-	-	-	-	-	-	-	-	8,212	88	-	662,710	-	-	662,718

Modification of warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	4,137	(4,137)	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(7,549,619)	(74,260)	(7,623,879)

Balance June 30, 2024 (unaudited)	22,280	$22	6,000	$6	2,625	$3	4,186	$4	4,186	$4	49,867	$51	$(201,605)	$156,792,168	$(150,024,555)	$(222,835)	$6,343,263

Restricted stock unit compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	32	-	-	32

Issuance of shares for registered direct offering, net of issuance costs	-	-	-	-	-	-	-	-	-	-	4,700	5	-	1,036,218	-	-	1,036,223

Issuance of shares under ELOC, net of issuance costs	-	-	-	-	-	-	-	-	-	-	250,000	250	-	1,274,542	-	-	1,274,792

Exchange of prefunded and common stock warrants for Series C-1 Convertible Preferred Stock	-	-	-	-	-	-	6,000	6	-	-	-	-	-	(6)	-	-	-

Liquidation damages	-	-	-	-	-	-	667	1	-	-	-	-	-	666,999	-	-	667,000

Conversion of Series A-1 Convertible Preferred stock	(209)	-	-	-	-	-	-	-	-	-	6,477	6	-	(6)	-	-	-

Conversion of Series B-1 Convertible Preferred stock	-	-	(1,768)	(1)	-	-	-	-	-	-	175,868	176	-	(175)	-	-

Exercise of warrants	-	-	-	-	-	-	-	-	-	-	44,463	44	-	1,246,446	-	-	1,246,490

Issuance of warrants as debt issuance costs	-	-	-	-	-	-	-	-	-	-	-	-	-	913,713	-	-	913,713

Modifications of warrants as debt issuance costs	-	-	-	-	-	-	-	-	-	-	-	-	-	376,901	-	-	376,901

Modifications of warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	5,902,874	(5,902,874)	-	-

Derivative liability from conversion feature on preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	(429,018)	-	-	(429,018)

Rounding from reverse stock split	-	-	-	-	-	-	-	-	-	-	(24)	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,940,512)	(39,801)	(6,980,313)

Balance September 30, 2024 (unaudited)	22,071	$22	4,232	$5	2,625	$3	10,853	$11	4,186	$4	531,351	$532	$(201,605)	$167,780,688	$(162,867,941)	$(262,636)	$4,449,083

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(unaudited)

	Preferred Shares Outstanding	Preferred Shares Par	Preferred B Shares Outstanding	Preferred B Shares Par	Preferred C Shares Par	Preferred B-2 Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity (Deficit)
Balance December 31, 2022	-	$-	-	$-	-	$-	2,710	$4	$(201,605)	$100,448,270	$(95,040,362)	$-	$5,206,307

Stock option and warrant compensation	-	-	-	-	-	-	-	-	-	59,964		-	59,964

Restricted stock unit compensation	-	-	-	-	-	-	-	-	-	111,187		-	111,187

Issuance of shares for vested restricted stock units	-	-	-	-	-	-	2	-	-	-		-	-

Sale of common stock	-	-	-	-	-	-	212	-	-	507,016		-	507,016

Issuance of shares for services	-	-	-	-	-	-	117	-	-	168,300		-	168,300

Net loss	-	-	-	-	-	-	-	-	-	-	(5,984,706)	-	(5,984,706)

Balance March 31, 2023	-	-	-	-	-	-	3,041	4	(201,605)	101,294,737	(101,025,068)	-	$68,068

Stock option and warrant compensation	-	-	-	-	-	-	-	-	-	59,964	-	-	59,964

Restricted stock unit compensation	-	-	-	-	-	-	-	-	-	103,264		-	103,264

Issuance of shares for vested restricted stock units	-	-	-	-	-	-	2	-	-	-	-	-	-

Warrants issued for cash, net of issuance costs	-	-	-	-	-	-	-	-	-	1,581,467	-	-	1,581,467

Exercise of warrants	-	-	-	-	-	-	1,205	1	-	(1)	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	(5,682,018)	-	(5,682,018)

Balance June 30, 2023	-	-	-	-	-	-	4,248	5	(201,605)	103,039,431	(106,707,086)	-	(3,869,255)

Stock option compensation	-	-	-	-	-	-	-	-	-	59,964		-	59,964

Restricted stock unit compensation	-	-	-	-	-	-	-	-	-	94,028		-	94,028

Issuance of shares for vested restricted stock units	-	-	-	-	-	-	2	-	-	-		-	-

Sale of Series C Preferred shares to related party	-	-	-	1	-	-	-	-	-	1,000		-	1,000

Issuance of shares for debt issuance costs	-	-	-	-	-	-	530	1	-	272,005		-	272,006

Issuance of warrants for offering, net of issuance costs	-	-	-	-	-	-	-	-	-	8,966,400		-	8,966,400

Exercise of warrants	-	-	-	-	-	-	3,405	3	-	126		-	129

Rounding from reverse stock split	-	-	-	-	-	-	1,034	1	-	(1)	-	-	-

Modification of warrants	-	-	-	-	-	-	-	-	-	167,169	(167,169)	-	-

Redemption of Series C Preferred shares to related party	-	-	-	(1)	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	(9,745,902)	-	(9,745,902)

Balance September 30, 2023	-	$-	-	$-	-	$-	9,219	$10	$(201,605)	$112,600,122	$(116,620,157)	$-	$(4,221,630)

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,472,886)	$(21,412,626)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	28,702	656,671
Stock-based compensation from asset purchase	6,712,663	-
Depreciation expense	448,383	329,411
Amortization of intangible assets	2,500	80,250
Amortization of debt discount	2,901,955	921,242
Loss on note exchange agreement	208,670	-
Modifications of warrants as debt issuance costs	376,901	-
New principal from extension of notes, net of debt discount	451,974	-
Changes in operating assets and liabilities:
Accounts receivable	56,619	165,253
Prepaid expenses	(226,965)	(58,762)
Deposits	4,368	43,101
Inventory	656,508	91,987
Accounts payable and accrued expenses	6,568,477	2,315,923
Settlement liability	667,000	1,600,000
Net cash used in operating activities	(10,615,131)	(15,267,550)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(14,407)
Investment in Evofem	(2,260,000)	-
Net cash used in investing activities	(2,260,000)	(14,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes - related party	467,000	687,523
Proceeds from notes and convertible notes payable, net of offering costs	4,199,153	5,962,865
Repayments of note payable - related party	(375,000)	(687,523)
Repayments of note payable	(2,330,563)	(2,592,046)
Warrants issued for cash, net of issuance cost	-	10,547,867
Preferred stock, Common stock, and warrants issued for cash, net of issuance costs	6,204,247	507,016
Cash from subscription receivable	3,695,298	-
Sale of Series C Preferred shares to related party	-	1,000
Exercise of warrants, modification of warrants, and issuance of warrants	-	129
Payments on financing on fixed asset	-	(262,160)
Proceeds from exercises of warrants	1,246,490	-
Net cash provided by financing activities	13,106,625	14,164,671

NET INCREASE (DECREASE) IN CASH	231,494	(1,117,286)

CASH AT BEGINNING OF PERIOD	97,102	2,768,640

CASH AT END OF PERIOD	$328,596	$1,651,354

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$622,762	$1,190,332

NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of shares for the conversion of notes payable	$500,000	$-
Debt discount from shares issued as inducement for note payable	$1,576,431	$272,006
Warrant modification	$5,907,011	$167,169
Issuance of shares in asset purchase	$266,448	$-
Shares issued for settlement	$1,600,000	$-
Return of notes payable from Evofem merger agreement	$11,174,426	$-
Accrued interest rolled into notes payable	$538,223	$-
Shares issued for Stock receivable	$600,000	$-
Subscription receivable	$874,665	$-
Exchange of warrants for Series C-1 Convertible Preferred Stock	$667,000	$-
Derivative liability from conversion feature on preferred stock	$429,018	$-

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

Reverse Stock Splits

On August 17, 2023, the Company effectuated a 1 for 40 reverse stock split (the “2023 Reverse Split”). The Company’s stock began trading on a split-adjusted basis effective on the Nasdaq Stock Market on August 18, 2023. There was no change to the number of authorized shares of the Company’s common stock. All share amounts referenced in this report are adjusted to reflect the 2023 Reverse Split.

On October 2, 2024, the Company effectuated a 1 for 40 reverse stock split (the “2024 Reverse Split”). The Company’s stock began trading on a split-adjusted basis effective on the Nasdaq Stock Market on October 3, 2024. There was no change to the number of authorized shares of the Company’s common stock. All share amounts referenced in this report are adjusted to reflect the 2024 Reverse Split.

Offerings

On August 31, 2021, the Company completed a registered direct offering (“August 2021 Offering”). In connection therewith, the Company issued 58 shares of common stock, at a purchase price of $192,000.00 per share, resulting in gross proceeds of approximately $11.0 million. In a concurrent private placement, the Company issued warrants to purchase up to 58 shares. The warrants have an exercise price of $202,400.00 per share and are exercisable for a five-year period commencing six months from the date of issuance. The warrants exercise price was subsequently repriced to $120,000.00. In addition, the Company issued a warrant to the placement agent to purchase up to 3 shares of common stock at an exercise price of $240,000.00 per share.

On October 18, 2021, the Company entered into an underwriting agreement with Revere Securities LLC, relating to the public offering (the “October 2021 Offering”) of 36 shares of the Company’s common stock (the “Shares”) by the Company. The Shares were offered, issued, and sold at a price to the public of $120,000.00 per share under a prospectus supplement and accompanying prospectus filed with the SEC pursuant to an effective shelf registration statement filed with the SEC on Form S-3 (File No. 333-257645), which was declared effective by the SEC on July 13, 2021. The October 2021 Offering closed on October 20, 2021 for gross proceeds of $4.25 million. The Company utilized a portion of the proceeds, net of underwriting discounts of approximately $3.91 million from the October 2021 Offering to fund certain obligations of the Company.

On December 6, 2021, the Company completed a public offering for net proceeds of $16.0 million (the “December 2021 Offering”). As part of the December 2021 Offering, we issued 104 units consisting of shares of the Company’s common stock and warrant to purchase shares of the Company’s common stock and 105 prefunded warrants. The warrant issued as part of the units had an exercise price of $92,000.00 and the prefunded warrants had an exercise price of $1.60. On June 15, 2022, the Company entered an agreement with a holder of certain warrants in the December 2021 Offering. (See Note 10)

On September 20, 2022, the Company completed a public offering for net proceeds of $17.2 million (the “September 2022 Offering”). As part of the September 2022 Offering, we issued 766 of shares of the Company’s common stock, pre-funded warrants to purchase 1,319 shares of common stock, and warrants to purchase 2,084 shares of the Company’s common stock. The warrants had an exercise price of $9,600.00 and the pre-funded warrants had an exercise price of $1.60.

On April 20, 2023, the Company entered into a securities purchase agreement (the “April Purchase Agreement”) with an institutional investor, pursuant to which the Company agreed to sell to such investor pre-funded warrants (the “April Pre-Funded Warrants”) to purchase up to 991 shares of common stock of the Company (the “Common Stock”) at a purchase price of $1,950.40 per April Pre-Funded Warrant. The April Pre-Funded Warrants (and shares of common stock underlying the April Pre-Funded Warrants) were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-257645), which was declared effective by the Securities and Exchange Commission on July 13, 2021. Concurrently with the sale of the April Pre-Funded Warrants, pursuant to the Purchase Agreement in a concurrent private placement, for each April Pre-Funded Warrant purchased by the investor, such investor received from the Company an unregistered warrant (the “Warrant”) to purchase two shares of Common Stock. The warrants have an exercise price of $1,376.00 per share, and are exercisable for a three year period. In addition, the Company issued a warrant to the placement agent to purchase up to 60 shares of common stock at an exercise price of $2,440.00 per share. The closing of the sales of these securities under the April Purchase Agreement took place on April 24, 2023. The gross proceeds from the offering were approximately $1.9 million, prior to deducting placement agent’s fees and other offering expenses payable by the Company.

On August 31, 2023, the “Company entered into a securities purchase agreement (the “August Purchase Agreement”) with an institutional investor for the issuance and sale in a private placement (the “August 2023 Private Placement”) of (i) pre-funded warrants (the “August Pre-Funded Warrants”) to purchase up to 25,000 shares of the Company’s common stock at an exercise price of $0.04 per share, and (ii) warrants (the “Common Warrants”) to purchase up to 25,000 shares of the Company’s Common Stock at an exercise price of $400.00 per share. The August 2023 Private Placement closed on September 6, 2023. The net proceeds to the Company from the August 2023 Private Placement were approximately $9 million, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company used the net proceeds received from the August 2023 Private Placement for (i) the payment of approximately $3.1 million in outstanding obligations, (ii) the repayment of approximately $0.4 million of outstanding debt, and (iii) the balance for continuing operating expenses and working capital.

On December 29, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (“the “Purchaser”) for the issuance and sale in a private placement (the “December 2023 Private Placement”) of (i) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 30,928 shares of the Company’s common stock, par value $0.001 (the “Common Stock”) at an exercise price of $0.04 per share, and (ii) warrants (the “Common Warrants”) to purchase up to 61,856 shares of the Company’s Common Stock, at a purchase price of $194.00 per share. The December 2023 Private Placement closed and the funds were received on January 4, 2024. The net proceeds to the Company from the December 2023 Private Placement were approximately $5.4 million, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company used the net proceeds received from the December 2023 Private Placement for continuing operating expenses and working capital. (Note 10)

On May 2, 2024, the Company entered into a Securities Purchase Agreement (the “May PIPE Purchase Agreement”) with certain accredited investors, pursuant to which the Company agreed to issue and sell to such investors in a private placement (the “May 2024 Private Placement”) (i) an aggregate of 4,186 shares of the Company’s Series C-1 Convertible Preferred Stock (the “Series C-1 Convertible Preferred Stock”), (ii) an aggregate of 4,186 shares of the Company’s Series D-1 Preferred Stock (the “Series D-1 Preferred Stock”), and (iii) warrants (the “May PIPE Warrants”) to purchase up to an aggregate of 40,328 shares of the Company’s common stock. The May 2024 Private Placement closed on May 6, 2024. The gross proceeds from the May 2024 Private Placement were approximately $4.2 million, prior to deducting the placement agent’s fees and other offering expenses payable by the Company. The Company used $1.0 million of the net proceeds to fund certain obligations under its merger agreement with Evofem Biosciences, Inc. and the remainder of the net proceeds from the offering for working capital and other general corporate purposes. (Note 10)

On August 8, 2024, the Company entered into a securities purchase agreement (the “Registered Direct Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to sell to such investors 4,700 shares (the “Registered Direct Shares”) of common stock of the Company (the “Common Stock”), pre-funded warrants (the “Registered Direct Pre-Funded Warrants”) to purchase up to 23,555 shares of Common Stock of the Company (the “Registered Direct Pre-Funded Warrant Shares”), having an exercise price of $0.04 per share, at a purchase price of $42.40 per share of Common Stock and a purchase price of $42.36 per Registered Direct Pre-Funded Warrant (the “Registered Direct Offering”). The shares of Common Stock and Registered Direct Pre-Funded Warrants (and shares of common stock underlying the Registered Direct Pre-Funded Warrants) were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-280757), which was declared effective by the Securities and Exchange Commission on August 6, 2024.

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

NOTE 2 – GOING CONCERN ANALYSIS

Management Plans

The Company was incorporated on September 28, 2017 and has not generated significant revenues to date. During the nine months ended September 30, 2024, the Company had a net loss of $29,472,886 and negative cash flow from operating activities of $10,615,131. As of September 30, 2024, the Company’s cash balance was $328,596.

As of September 30, 2024, the Company was subject to the offering limits in General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”). Thus, the maximum amount of securities that the Company could offer and sell under its shelf registration statement on Form S-3 as of September 30, 2024 was approximately $1.8 million. Upon the filing of the Company’s annual report on Form 10-K on April 16, 2024, the Company’s aggregate market value of the voting and non-voting equity held by non-affiliates was below $3.0 million. As a result, the maximum amount that the Company can sell under its shelf registration statement on Form S-3 during any 12 month period is equal to one-third of the aggregate market value of the voting and non-voting equity held by non-affiliates of the Company.

On November 21, 2023, the Company received written notice from Nasdaq that it had regained compliance with the Public Float Rule. On December 29, 2023, the Company received written notice from Nasdaq that it had regained compliance with the Stockholders’ Equity Rule but will be subject to a Mandatory Panel Monitor for a period of one year. See Risk Factors and Note 12 for additional details regarding Nasdaq compliance.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended September 30, 2024 and September 30, 2023. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in condensed consolidated financial statements that have been prepared in accordance U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 16, 2024. The interim results for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

Principles of Consolidation

The consolidated financial statements include the accounts of Aditxt, Inc., its wholly owned subsidiaries and, one majority owned subsidiary. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates underlying the financial statements include the reserve on insurance billing, value of preferred shares issued, our investments in preferred shares, estimation of discounts on non-interest bearing borrowings, and the fair value of stock options and warrants.

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

Investments

The following table sets forth a summary of the changes in equity investments. This investment has been recorded at cost in accordance with ASC 321.

For the nine months ended September 30, 2024

As of December 31, 2023	$22,277,211
Deposit on acquisition	2,260,000
Unrealized gains	-
As of September 30, 2024	$24,537,211

Securities Purchase Agreement – Evofem Series F-1 Convertible Preferred Stock

On July 12, 2024 (the “Closing Date”), the Company completed the Initial Parent Equity Investment (as defined under the Merger Agreement) and entered into a Securities Purchase (the “Series F-1 Securities Purchase Agreement”) with Evofem, pursuant to which the Company purchased 500 shares of Evofem’s Series F-1 Convertible Preferred Stock par value $0.0001 per share (“Evofem F-1 Preferred Stock”) for an aggregate purchase price of $500,000. In connection with the Series F-1 Securities Purchase Agreement, the Company and Evofem entered into a Registration Rights Agreement (the “EvoFem F-1 Registration Rights Agreement”), pursuant to which Evofem agreed to file with the SEC a registration statement covering the resale of the shares of its common stock issuable upon conversion of the Evofem Series F-1 Preferred Stock within 300 days of the Closing Date and to have such registration statement declared effective by the SEC the earlier of the (i) 90th calendar day after the Closing Date and (ii) 2nd Business Day after the date Evofem is notified (orally or in writing, whichever is earlier) by the SEC that such registration statement will not be reviewed or will not be subject to further review. Pursuant to the Merger Agreement, the Company is also obligated to purchase: (i) an additional 500 shares of Evofem Series F-1 Preferred Stock for an additional aggregate purchase price of $500,000 on or prior to August 9, 2024; (ii) an additional 2,000 shares of Evofem Series F-1 Preferred Stock for an additional purchase price of $2 million on the earlier of August 30, 2024 or 5 business days of the closing of a public offering by the Company resulting in aggregate net proceeds to the Company of no less than $20 million; and (iii) an additional 1,000 shares of Evofem Series F-1 Preferred Stock for an additional purchase price of $1 million on or prior to September 30, 2024. (See Note 12 for subsequent amendment)

This investment is included in its own line item on the Company’s consolidated balance sheets.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of September 30, 2024 and December 31, 2023, there was an allowance for doubtful accounts of $49,964 and zero, respectively. Accounts receivable is made up of billed and unbilled of $298,062 and $103,609 as of September 30, 2024 and $236,605 and $171,721 as of December 31, 2023, respectively.

Derivative Liability

The Company evaluates its options, warrants, other equity instruments, and other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10-05-4 and 815-40-25. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the condensed consolidated statements of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then the related fair value is reclassified to equity.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company has determined that a derivative feature exists on its shares of Series A-1 Convertible Preferred Stock, Series B-1 Convertible Preferred Stock, and Series B-2 Convertible Preferred Stock. This derivative arose from a conversion feature of these classes of preferred stock that allows for 50% additional shares to be issues under certain circumstances. (See Note 10)

The following table sets forth a summary of the changes in derivative liability.

For the nine months ended September 30, 2024
As of December 31, 2023	$-
Change in fair value of derivative liability of Series A-1 Convertible Preferred Stock	1,101
Change in fair value of derivative liability of Series B-1 Convertible Preferred Stock	278,833
Change in fair value of derivative liability of Series B-2 Convertible Preferred Stock	149,084
As of September 30, 2024	$429,018

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 2024 and December 31, 2023, the Company had a full valuation allowance against its deferred tax assets.

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

Patents

The Company incurs fees from patent licenses, which are reflected in research and development expenses, and are expensed as incurred. During the nine months ended September 30, 2024 and 2023, the Company incurred patent licensing fees of $61,913 and $117,291, respectively.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance. During the nine months ended September 30, 2024 and 2023, the Company incurred research and development costs of $10,190,178 and $2,771,100, respectively.

Non-controlling Interest in Subsidiary

Non-controlling interests represent the Company’s subsidiary’s cumulative results of operations and changes in deficit attributable to non-controlling shareholders. During the nine months ended September 30, 2024 and 2023, the Company recognized $253,028 and $0 in net loss attributable to non-controlling interest in Pearsanta. The Company owns approximately 90.2% of Pearsanta, Inc., as of September 30, 2024.

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

Instrument	Quantity Issued and Outstanding as of September 30, 2024	Standard Conversion Common Stock Equivalent	Liquidation Amount
Series A Preferred Stock	-	-	$
Series A-1 Convertible Preferred Stock	22,071	621,357		27,588,230
Series B Preferred Stock	-	-
Series B-1 Convertible Preferred Stock	4,232	74,877		3,040,000
Series B-2 Convertible Preferred Stock	2,625	69,666		3,281,250
Series C Preferred Stock	-	-
Series C-1 Convertible Preferred Stock	10,853	104,557		13,566,250
Series D-1 Preferred Stock	4,186	-
Warrants	659,009	659,009
Options	1,172	1,172
Total Common Stock Equivalent	704,148	1,530,638		$47,475,730

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

NOTE 4 – FIXED ASSETS

The Company’s fixed assets include the following on September 30, 2024:

	Cost Basis	Accumulated Depreciation	Net
Computers	$378,480	$(369,096)	$9,384
Lab Equipment	2,711,525	(1,142,140)	1,569,385
Office Furniture	56,656	(18,115)	38,541
Other Fixed Assets	148,605	(96,063)	52,542
Leasehold Improvements	120,440	(73,985)	46,455
Total Fixed Assets	$3,415,706	$(1,699,399)	$1,716,307

The Company’s fixed assets include the following on December 31, 2023

	Cost Basis	Accumulated Depreciation	Net
Computers	$378,480	$(320,473)	$58,007
Lab Equipment	2,585,077	(859,612)	1,725,465
Office Furniture	56,656	(13,866)	42,790
Other Fixed Assets	8,605	(2,084)	6,521
Leasehold Improvements	120,440	(54,980)	65,460
Total Fixed Assets	$3,149,258	$(1,251,015)	$1,898,243

Depreciation expense was $148,256 and $109,611 for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense was $448,383 and $329,411 for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, the fixed assets that serve as collateral subject to the financed asset liability have a carrying value of $1,063,268 and $1,316,830, respectively.

Fixed asset activity for the nine months ended September 30, 2024 consisted of the following:

For the nine months ended September 30, 2024
As of December 31, 2023	3,149,258
Brain Scientific Asset Purchase	266,448
Additions	-
As of September 30, 2024	$3,415,706

Financed Assets:

In October 2020, the Company purchased two pieces of lab equipment and financed them for a period of twenty-four months with a monthly payment of $19,487, with an interest rate of 8%. As of September 30, 2024, the Company has four payments in arrears.

In January of 2021, the Company purchased one piece of lab equipment and financed it for a period of twenty-four months with a monthly payment of $9,733, with an interest rate of 8%. As of September 30, 2024, the Company has four payments in arrears.

In March of 2021, the Company purchased five pieces of lab equipment and financed them for a period of twenty-four months with a monthly payment of $37,171, with an interest rate of 8%. As of September 30, 2024, the Company has seven payments in arrears.

As of September 30, 2024, all lab equipment financing agreements have matured and are in default status.

NOTE 5 – INTANGIBLE ASSETS

The Company’s intangible assets include the following on September 30, 2024:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(321,000)	$-
Intellectual property	10,000	(3,056)	6,944
Total Intangible Assets	$331,000	$(324,056)	$6,944

The Company’s intangible assets include the following on December 31, 2023:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(321,000)	$-
Intellectual property	10,000	(556)	9,444
Total Intangible Assets	$331,000	$(321,556)	$9,444

Amortization expense was $833 and $26,750 for the three months ended September 30, 2024 and 2023, respectively. Amortization expense was $2,500 and $80,250 for the nine months ended September 30, 2024 and 2023, respectively. The Company’s proprietary technology is being amortized over its estimated useful life of three years.

For the nine months ended September 30, 2024
As of December 31, 2023	321,000
Additions	-
As of September 30, 2024	$321,000

NOTE 6 – RELATED PARTY TRANSACTIONS

On November 30, 2023, Amro Albanna, the Chief Executive Officer of the Company, loaned $10,000 to the Company. The loan was evidenced by an unsecured promissory note (the “November Note”). Pursuant to the terms of the November Note, it will accrue interest at a rate of eight and a half percent (8.50%) per annum, the Prime rate on the date of signing, and is due on the earlier of May 30, 2024 or an event of default, as defined therein. As of September 30, 2024, the note was fully paid off.

On December 6, 2023, Amro Albanna, the Chief Executive Officer of the Company, loaned $200,000 to the Company. The loan was evidenced by an unsecured promissory note (the “First December Note”). Pursuant to the terms of the First December Note, it will accrue interest at a rate of eight and a half percent (8.50%) per annum, the Prime rate on the date of signing, and is due on the earlier of June 6, 2024 or an event of default, as defined therein. As of September 30, 2024, the note was fully paid off.

On December 20, 2023, Amro Albanna, the Chief Executive Officer of the Company, loaned $165,000 to the Company. The loan was evidenced by an unsecured promissory note (the “Second December Note”). Pursuant to the terms of the Second December Note, it will accrue interest at a rate of eight and a half percent (8.50%) per annum, the Prime rate on the date of signing, and is due on the earlier of June 20, 2024 or an event of default, as defined therein. As of September 30, 2024, the note was fully paid off.

On February 7, 2024, Amro Albanna, the Chief Executive Officer of the Company loaned $30,000 to the Company. The loan was evidenced by an unsecured promissory note (the “February 7th Note”). Pursuant to the terms of the February 7th Note, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of August 7, 2024 or an event of default, as defined therein. On September 9, 2024 the Company and Amro Albanna entered into the first amendment to the unsecured promissory notes (the “Albanna Amendment”), which extended the maturity date of the February 7th Note, February 15th Note (as defined below), and the February 29th Note (as defined below) to January 31, 2025 for each of the respective unsecured promissory notes. As of September 30, 2024 the note has an outstanding principal balance of $30,000 and accrued interest of $1,649.

On February 15, 2024, Amro Albanna, the Chief Executive Officer of the Company loaned $205,000 to the Company. The loan was evidenced by an unsecured promissory note (the “February 15th Note”). Pursuant to the terms of the February 15th Note, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of August 15, 2024 or an event of default, as defined therein. As of September 30, 2024 the note has an outstanding principal balance of $205,000 and accrued interest of $10,885. The Albanna Amendment extended the maturity date of the February 15th Note to January 31, 2025.

On February 29, 2024, Amro Albanna, the Chief Executive Officer of the Company, and Shahrokh Shabahang, the Chief Innovation Officer of the Company, loaned $117,000 and $115,000, respectively, to the Company. The loans were evidenced by an unsecured promissory note (the “February 29th Notes”). Pursuant to the terms of the February 29th Notes, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of August 29, 2024 or an event of default, as defined therein. As of September 30, 2024 these notes have an outstanding principal balance of $232,000 and accrued interest of $11,562. On September 9, 2024 the Company and Shahrokh Shabahang entered into the first amendment to the unsecured promissory note which extended the maturity date of the February 29th Notes to January 31, 2025. The Albanna Amendment extended the maturity date of the February 29th Notes to January 31, 2025.

See Note 12 for additional loans incurred or paid subsequent to September 30, 2024.

NOTE 7 – NOTES PAYABLE

On October 5, 2023, the Company entered into an Agreement for the Purchase and Sale of Future Receipts (the “October MCA Agreement”) pursuant to which the existing funder (the “Funder”) increased the existing outstanding amount to $4,470,000 (the “October MCA Purchased Amount”) for gross proceeds to the Company of $3,000,000, less origination fees of $240,000 and the outstanding balance under the existing agreement of $1,234,461, resulting in net proceeds to the Company of $1,525,539. Pursuant to the October MCA Agreement, the Company granted the Funder a security interest in all of the Company’s present and future accounts receivable in an amount not to exceed the October MCA Purchased Amount. The October MCA Purchased Amount shall be repaid by the Company in 30 weekly installments of $149,000. The October Purchased Amount may be prepaid by the Company via a payment of $3,870,000 if repaid within 30 days, $4,110,000 if repaid within 60 days and $4,230,000 if repaid within 90 days. On January 24, 2024, the October MCA Agreement was restructured in connection with the January Loan Agreement, as defined below. During the nine months ended September 30, 2024, the Company recorded an amortization of debt discount of $144,000.

On November 7, 2023, the Company entered into a Business Loan and Security Agreement (the “November Loan Agreement”) with the lender (the “Lender”), pursuant to which the Company obtained a loan from the Lender in the principal amount of $2,100,000, which satisfied the outstanding balance on the August Loan of $1,089,000 and includes origination fees of $140,000 (the “November Loan”). Pursuant to the November Loan Agreement, the Company granted the Lender a continuing secondary security interest in certain collateral (as defined in the November Loan Agreement). The total amount of interest and fees payable by us to the Lender under the November Loan will be $3,129,000, which will be repaid in 34 weekly installments ranging from $69,000 - $99,000. During the nine months ended September 30, 2024, the Company recorded an amortization of debt discount of $111,177. As of September 30, 2024, the November Loan has an outstanding principal balance of $1,717,225, an unamortized debt discount of $0, and accrued interest of $802,148. The November Loan Agreement is currently in default status.

On November 24, 2023, the Company entered into a loan with a principal of $53,099. The loan was evidenced by an unsecured promissory note (the “Second November Note”). Pursuant to the terms of the Second November Note, it will accrue interest at a rate of eight and a half percent (8.50%) per annum, the Prime rate on the date of signing, and is due on the earlier of May 24, 2024 or an event of default, as defined therein. As of September 30, 2024, the Second November Note was fully paid off.

On January 24, 2024, the Company entered into a Business Loan and Security Agreement (the “January Loan Agreement”) with a commercial funding source (the “Lender”), pursuant to which the Company obtained a loan from the Lender in the principal amount of $3,600,000, which includes origination fees of $252,000 (the “January Loan”). Pursuant to the January Loan Agreement, the Company granted the Lender a continuing secondary security interest in certain collateral (as defined in the January Loan Agreement). The total amount of interest and fees payable by the Company to the Lender under the January Loan will be $5,364,000, which will be repayable by the Company in 30 weekly installments of $178,800. The Company received net proceeds from the January Loan of $814,900 following repayment of the outstanding balance on the October Purchased Amount of $2,533,100. During the nine months ended September 30, 2024, the Company recorded an amortization of debt discount of $252,000. As of September 30, 2024, there was a remaining principal balance of $3,516,143, an unamortized debt discount of $0, and accrued interest of $1,656,558. The January Loan Agreement is currently in default status.

On March 7, 2024, Sixth Borough Capital Fund, LP loaned $300,000 to the Company. The loan was evidenced by an unsecured promissory note (the “Sixth Borough Note”). Pursuant to the terms of the Sixth Borough Note, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of September 30, 2024 or an event of default, as defined therein. The Sixth Borough Note was converted into Series C-1 Convertible Preferred Stock in connection with the Private Placement (as defined below).

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

On June 20, 2024, at which point the balance of the Sixth Borough Upsize Note was $56,187, Sixth Borough loaned an additional $50,000 to the Company and the Company issued a new note (the “Sixth Borough New Note”) to Sixth Borough in the principal amount of $116,806, which includes an original issue discount of 10%. The Sixth Borough New Note is subordinate and junior, in all respects, to those Second May Senior Notes (as defined below). The Sixth Borough New Note bears interest at a rate of eight percent (8.0%) per annum and is due on the earlier of (i) November 21, 2024. During the nine months ended September 30, 2024, the Company recorded an amortization of debt discount of $6,895. As of September 30, the principal balance of the outstanding Sixth Borough New Note was $116,806 and accrued interest of $4,896.

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

Upon an Event of Default (as defined in the Second May Senior Notes), the Second May Senior Notes will bear interest at a rate of 14% per annum and the holder shall have the right to require the Company to redeem the Note at a redemption premium of 125%. In connection with the issuance of the Second May Senior Notes, the Company issued an aggregate of 8,212 shares of its common stock as a commitment fee to the investors and recorded a debt discount of $662,720 from the issuance of these shares. During the nine months ended September 30, 2024, the Company recorded an amortization of debt discount on the Second May Senior Notes of $874,102. As of September 30, 2024, there was a remaining debt discount on the Second May Senior Notes of $0.

On August 28, 2024, the Company entered into a Waiver to Senior Note (the “Senior Note Waiver”) with each of the holders of the Second May Senior Notes (the “Second May Senior Note Holders”), pursuant to which effective as of August 21, 2024, each holder waived, in part, the definition of Maturity Date in the Second May Senior Note, such that the August 22, 2024 shall be deemed to be replaced with September 30, 2024. As of September 30, 2024 the Second May Senior Notes had an outstanding principal balance of $819,716 and accrued interest of $14,755.

In connection with the Senior Note Waiver, the Company also entered into a letter agreement (the “2024 Letter Agreement”) with each of the Second May Senior Note Holders, pursuant to which the company agreed that it would apply 40% of the net proceeds from: (i) any sales of securities utilizing its currently effective Registration Statement on Form S-3 (a “Shelf Takedown”), (ii) sales of its common stock under its Common Stock Purchase Agreement dated May 2, 2023 with its equity line investor (the “ELOC”), or (iii) any public offering of securities registered in a Registration Statement on Form S-1 (a “Public Offering”), to make payments on the Second May Senior Notes and those certain July Note (as defined below) in the aggregate principal amount of $1.5 million issued by the Company on July 12, 2024 (the “July Note” and together with the Second May Senior Notes, the “Senior Notes”). In addition, pursuant to the 2024 Letter Agreement, commencing on the date that the Senior Notes have been repaid in full, the Company shall redeem all holders (each, a “Series C-1 Holder”) of the Company’s then outstanding Series C-1 Convertible Preferred Stock (ratably based on the amount of Preferred Stock then held by each Series C-1 Holder) in an amount equal to, in the aggregate among all Series C-1 Holders, 40% of the net proceeds raised from any Shelf Takedowns, any sales of common stock under the ELOC or any Public Offering (“Non-Participation Redemption”). In addition to the foregoing Non-Participation Redemption, in connection with any Shelf Takedown or Public Offering, in the event that a Series C-1 Holder participates in such Shelf Takedown or a Public Offering, the Company shall, in addition to the amounts paid to such Series C-1 Holder in the foregoing sentence) use 50% of the gross proceeds received in such Shelf Takedown or Public Offering from such Series C-1 Holder to redeem such Series C-1 Holder’s shares of Series C-1 Convertible Preferred Stock. See Note 12 for redemptions of Series C-1 Convertible Preferred Stock and payoff of the Second May Senior Notes.

On January 24, 2024, 2024, the company entered into $54,870 to the Company. Pursuant to the terms of the note, it will accrue interest at a rate of eight and a half percent (8.50%) per annum, and is due on the earlier of July 25,2024, 2024 or an event of default, as defined therein. As of September 30, 2024 the note had an outstanding principal balance of $54,870 and accrued interest of $3,195.

On February 2, 2024, the company entered into $42,345 to the Company. Pursuant to the terms of the note, it will accrue interest at a rate of eight and a half percent (8.50%) per annum, and is due on the earlier of August 2, 2024 or an event of default, as defined therein. As of September 30, 2024 the note had an outstanding principal balance of $42,345 and accrued interest of $1,795.

On March 5, 2024, the company entered into $57,735 to the Company. Pursuant to the terms of the note, it will accrue interest at a rate of eight and a half percent (8.50%) per annum, and is due on the earlier of September 8, 2024 or an event of default, as defined therein. As of September 30, 2024 the note had an outstanding principal balance of $57,735 and accrued interest of $3,240.

On June 25, 2024, the company entered into $42,676 to the Company. Pursuant to the terms of the note, it will accrue interest at a rate of eight and a half percent (8.50%) per annum, and is due on the earlier of December 26, 2024 or an event of default, as defined therein. As of September 30, 2024 the note had an outstanding principal balance of $42,676 and accrued interest of $974.

On September 8, 2024, the company entered into $5,341 to the Company. Pursuant to the terms of the note, it will accrue interest at a rate of eight and a half percent (8.50%) per annum, and is due on the earlier of March 9, 2025 or an event of default, as defined therein. As of September 30, 2024 the note had an outstanding principal balance of $5,341 and accrued interest of $27.

Evofem Merger

In connection with the Agreement and Plan of Merger (the “Merger Agreement”) with Adicure, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”) and Evofem Biosciences, Inc., a Delaware corporation (“Evofem”), the Company, Evofem and the holders (the “Holders”) of certain senior indebtedness (the “Notes”) entered into an Assignment Agreement dated December 11, 2023 (the “Assignment Agreement”), pursuant to which the Holders assigned the Notes to the Company in consideration for the issuance by the Company of (i) an aggregate principal amount of $5 million in secured notes of the Company due on January 2, 2024 (the “January 2024 Secured Notes”), (ii) an aggregate principal amount of $8 million in secured notes of the Company due on September 30, 2024 (the “September 2024 Secured Notes”), (iii) an aggregate principal amount of $5 million in ten-year unsecured notes (the “Unsecured Notes”), and (iv) payment of $154,480 in respect of net sales of Phexxi in respect of the calendar quarter ended September 30, 2023, which amount is due and payable on December 14, 2023. The January 2024 Secured Notes are secured by certain intellectual property assets of the Company and its subsidiaries pursuant to an Intellectual Property Security Agreement (the “IP Security Agreement”) entered into in connection with the Assignment Agreement. The September 2024 Secured Notes are secured by the Notes and certain associated security documents pursuant to a Security Agreement (the “Security Agreement”) entered into in connection with the Assignment Agreement. Due to the assignment (See: Secured Notes Amendments and Assignment below), as of September 30, 2024, there was a remaining principal balance of the notes to the Company was $0. (Note 9)

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) all issued and outstanding shares of common stock, par value $0.0001 per share of Evofem (“Evofem Common Stock”), other than any shares of Evofem Common Stock held by the Company or Merger Sub immediately prior to the Effective Time, will be converted into the right to receive an aggregate of 15,250 shares of the Company’s common stock, par value $0.001 per share (“Company Common Stock”); and (ii) all issued and outstanding shares of Series E-1 Preferred Stock, par value $0.0001 of Evofem (the “Evofem Unconverted Preferred Stock”), other than any shares of Evofem Unconverted Preferred Stock held by the Company or Merger Sub immediately prior to the Effective Time, will be converted into the right to receive an aggregate of 2,327 shares of Series A-1 Convertible Preferred Stock, par value $0.001 of the Company (the “Company Preferred Stock”), having such rights, powers, and preferences set forth in the form of Certificate of Designation of Series A-1 Convertible Preferred Stock, the form of which is attached as Exhibit C to the Merger Agreement.

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

On February 26, 2024, the Company and the Holders entered into an Assignment Agreement (the “February Assignment Agreement”), pursuant to which the Company assigned all remaining amounts due under the January 2024 Secured Notes, the September 2024 Secured Notes and the Unsecured Notes (collectively, the “Notes”) back to the Holders. The Company recognized a $208,670 loss on the transfer of these notes. In connection with the February Assignment Agreement, the Company and the Holders entered into a payoff letter (the “Payoff Letter”) and amendments to the January 2024 Secured Notes (“Amendment No. 4 to January 2024 Secured Notes”), pursuant to which the maturity date of the January 2024 Secured Notes was extended to September 30, 2024 and the outstanding balance under the Notes, after giving effect to the transactions contemplated by the February Assignment Agreement as applied pursuant to the Payoff Letter, was adjusted to $250,000. On April 15, 2024, the Company repaid the $250,000.

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

July Notes

On July 9, 2024, the Company entered into a Securities Purchase Agreement (the “July Notes Securities Purchase Agreement”) with an accredited investors (the “July Note Purchaser”) pursuant to which the Company issued and sold a senior note in the principal amount of $625,000 (the “July Note”) maturing on October 7, 2024. The Company received cash proceeds of $500,000 from the sale of the Note. On July 12, 2024, additional accredited investors entered into the July Notes Securities Purchase Agreement. Pursuant to which the Company issued and sold the July Note in the principal amount of $875,000. The Company received cash proceeds of $700,000 and recognized and original issuance discount of $175,000.

Upon an Event of Default (as defined in the July Note), the Note will bear interest at a rate of 14% per annum and the holder shall have the right to require the Company to redeem the July Note at a redemption premium of 125%. In addition, while the July Note is outstanding, the Company is required to utilize 100% of the proceeds from any offering of securities to redeem the Note. Pursuant to the July Notes Purchase Agreement, the Company agreed to use commercially reasonable efforts, including the filing of a registration statement with the SEC for a public offering, to pursue and consummate a financing transaction within 90 days of the closing date. In connection with the issuance of the July Note, the Company issued the July Note Purchasers a warrant (the “July Note Warrant”) to purchase up to 31,250 shares of the Company’s common stock (the “July Note Warrant Shares”). Pursuant to the July Note Purchase Agreement, the Company also agreed to file a registration statement with the SEC covering the resale of the Warrant Shares as soon as practicable following notice from an investor, and to cause such registration statement to become effective within 60 days following the filing thereof. The July Note Warrant is exercisable following Stockholder Approval (as defined in the Purchase Agreement) at an initial exercise price of $59.60 for a term of five years.

In connection with the issuance of the July Note, the Company issued the July Note Warrant to purchase up to 43,750 shares of the Company’s common stock. The initial exercise price is $63.28. The Company recorded a debt discount of $913,713 from the issuance of all of the warrants in connection with the July Note. During the nine months ended September 30, 2024, the Company recorded an amortization of debt discount of $1,104,151. As of September 30, 2024, there was a remaining debt discount of $109,562. As of September 30, 2024, there was a remaining principal balance of $1,500,000. See Note 12 for the repayment of the July Notes.

If and whenever on or after the Subscription Date (as defined in the July Note Warrant) the Company grants, issues or sells (or enters into any agreement to grant, issue or sell), is deemed to have granted, issued or sold, any shares of Common Stock for a consideration per share (the “New Issuance Price”) less than a price equal to the exercise price in effect immediately prior to such granting, issuance or sale or deemed granting, issuance or sale (the foregoing a “Dilutive Issuance”), then, immediately after such Dilutive Issuance, the exercise price then in effect shall be reduced to an amount equal to the New Issuance Price.

September Note

On September 17, 2024, the Company issued and sold a senior note (the “2024 September Note”) to an accredited investor (the “2024 September Note Holder”) in the original principal amount of $923,077 for a purchase price of $600,000, reflecting an original issue discount of $323,077. The 2024 September Note does not bear interest and has a maturity date of the earlier of (i) June 18, 2025 and (ii) the initial time of consummation by the Company after the date hereof of any public or private offering(s), individually or in the aggregate, of securities with gross proceeds of at least $1 million. The Company may prepay any portion of the outstanding principal of the 2024 September Note at any time without penalty. So long as any amounts remain outstanding under the 2024 September Note, 30% of the gross proceeds received by the Company on or after the date hereof from sales of common stock of the Company pursuant to any at-the-market offering, equity-line or other similar transaction shall be used to repay the 2024 September Note. The 2024 September Note contains certain standard events of default, as defined in the Note. During the nine months ended September 30, 2024, the Company recorded an amortization of debt discount of $13,114. As of September 30, 2024, there was a remaining debt discount of $309,963. As of September 30, 2024, there was a remaining principal balance of $923,077. As of September 30, 2024, no repayments have been paid toward the 2024 September Note. (See Note 12)

NOTE 8 – LEASES

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on September 30, 2024 and December 31, 2023 for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Our corporate headquarters is located in Mountain View, California where we lease approximately 5,810 square feet of laboratory and office space. The lease expired in August 31, 2024, subject to extension. As of September 1, 2024, the lease became month to month. As of September 30, 2024 the Company is 10 months in arrears on this lease.

We also lease approximately 25,000 square feet in Richmond, Virginia. The lease expires on August 31, 2026, subject to extension. As of September 30, 2024 the Company is 8 months in arrears on this lease.

Additionally, we leased approximately 3,150 square feet of office space in Melville, New York. On March 6, 2024, the Company received correspondence from 532 Realty Associates, LLC (the “Landlord”) that the Company is in default under that certain Agreement of Lease dated November 3, 2021 by and between the Landlord and the Company (the “New York Lease”) for failure to pay Basic Rent and Additional Rent (as each term is defined in the New York Lease) in the aggregate amount of $40,707 (the “Past Due Rent”). On June 24, 2024 the Company and the Landlord entered into a surrender and acceptance of lease agreement (the “Surrender Agreement”). Pursuant to the Surrender Agreement, the Company surrendered to the landlord the lease and term of the estate on June 28, 2024. In consideration of the acceptance by the Landlord, the Company agreed to pay $69,379 (the “Surrender Fee”), which reflected outstanding rent, utilities, and other charges owed under the lease. Further, upon execution of the agreement, the Landlord released and retained the security deposit of $25,515. The balance of the Surrender fee, $43,864, was paid within the quarter.

The overdue amounts represent a payable of $1,127,042 which are included in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheet.

LS Biotech Eight Default

On May 10, 2024, the Company received written notice (the “2024 Default Notice”) from LS Biotech Eight, LLC (the “Landlord”), the Landlord of the Company’s CLIA-certified, CAP accredited, high complexity immune monitoring center in Richmond, Virginia, that the Company was in violation of its obligation to (i) pay Base Rent (as defined in the Lease) and Additional Rent (as defined in the Lease) in the amount of $431,182 in the aggregate, together with administrative charges and interest, as well as (ii) replenish the Security Deposit (as defined in the Lease) in the amount of $159,375, all as required under that certain Lease Agreement dated as of May 4, 2021 by and between the Landlord and the Company (the “Lease”). Pursuant to the Notice, the Landlord has demanded that a payment of $590,557 plus administrative charges and interest, which shall accrue at the Default Rate (as defined in the Lease) be made no later than May 17, 2024. As of September 30, 2024, the Company has not made the payment of $590,557.

The Company is working with the Landlord to come to an amicable resolution. However, no assurance can be given that the parties will reach an amicable resolution on a timely basis, on favorable terms, or at all.

Lease Costs

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Components of total lease costs:
Operating lease expense	$1,085,986	$963,213
Total lease costs	$1,085,986	$963,213

Lease Positions as of September 30, 2024 and December 31, 2023

ROU lease assets and lease liabilities for our operating leases are recorded on the balance sheet as follows:

	September 30, 2024	December 31, 2023
Assets
Right of use asset – long term	$1,388,460	$2,200,299
Total right of use asset	$1,388,460	$2,200,299

Liabilities
Operating lease liabilities – short term	$678,332	$999,943
Operating lease liabilities – long term	592,278	1,041,744
Total lease liability	$1,270,610	$2,041,687

Lease Terms and Discount Rate as of September 30, 2024

Weighted average remaining lease term (in years) – operating leases	1.83
Weighted average discount rate – operating leases	8.00%

Maturities of leases are as follows:

2024 (remaining)	$174,153
2025	710,546
2026	423,930
Total lease payments	$1,308,629
Less imputed interest	(38,019)
Less current portion	(678,332)
Total maturities, due beyond one year	$592,278

NOTE 9 – COMMITMENTS & CONTINGENCIES

License Agreement with Loma Linda University

On March 15, 2018, as amended on July 1, 2020, we entered into a LLU License Agreement directly with Loma Linda University.

Pursuant to the LLU License Agreement, we obtained the exclusive royalty-bearing worldwide license in and to all intellectual property, including patents, technical information, trade secrets, proprietary rights, technology, know-how, data, formulas, drawings, and specifications, owned or controlled by LLU and/or any of its affiliates (the “LLU Patent and Technology Rights”) and related to therapy for immune-mediated inflammatory diseases (the ADI™ technology). In consideration for the LLU License Agreement, we issued 1 shares of common stock to LLU.

Pursuant to the LLU License Agreement, we are required to pay an annual license fee to LLU. Also, we paid LLU $455,000 in July 2020 for outstanding milestone payments and license fees. We are also required to pay to LLU milestone payments in connection with certain development milestones. Specifically, we are required to make the following milestone payments to LLU: $175,000 on June 30, 2022; $100,000 on September 30, 2024; $500,000 on September 30, 2026; and $500,000 on September 30, 2027. In lieu of the $175,000 milestone payment due on September 30, 2023, the Company paid LLU an extension fee of $100,000. The Company did not make the September 30, 2024 payment; the Company intends to obtain an extension for this payment. Upon payment of this extension fee, an additional year will be added for the September 30, 2023 milestone. Additionally, as consideration for prior expenses incurred by LLU to prosecute, maintain and defend the LLU Patent and Technology Rights, we made the following payments to LLU: $70,000 at the end of December 2018, and a final payment of $60,000 at the end of March 2019. We are required to defend the LLU Patent and Technology Rights during the term of the LLU License Agreement. Additionally, we will owe royalty payments of (i) 1.5% of Net Product Sales (as such terms are defined under the LLU License Agreement) and Net Service Sales on any Licensed Products (defined as any finished pharmaceutical products which utilizes the LLU Patent and Technology Rights in its development, manufacture or supply), and (ii) 0.75% of Net Product Sales and Net Service Sales for Licensed Products and Licensed Services (as such terms are defined under the LLU License Agreement) not covered by a valid patent claim for technology rights and know-how for a three (3) year period beyond the expiration of all valid patent claims. We also are required to produce a written progress report to LLU, discussing our development and commercialization efforts, within 45 days following the end of each year. All intellectual property rights in and to LLU Patent and Technology Rights shall remain with LLU (other than improvements developed by or on our behalf).

The LLU License Agreement shall terminate on the last day that a patent granted to us by LLU is valid and enforceable or the day that the last patent application licensed to us is abandoned. The LLU License Agreement may be terminated by mutual agreement or by us upon 90 days written notice to LLU. LLU may terminate the LLU License Agreement in the event of (i) non-payments or late payments of royalty, milestone and license maintenance fees not cured within 90 days after delivery of written notice by LLU, (ii) a breach of any non-payment provision (including the provision that requires us to meet certain deadlines for milestone events (each, a “Milestone Deadline”)) not cured within 90 days after delivery of written notice by LLU and (iii) LLU delivers notice to us of three or more actual breaches of the LLU License Agreement by us in any 12-month period. Additional Milestone Deadlines include: (i) the requirement to have regulatory approval of an IND application to initiate first-in-human clinical trials on or before September 30, 2023, which will be extended to September 30, 2024 with a payment of a $100,000 extension fee, (ii) the completion of first-in-human (phase I/II) clinical trials by September 30, 2024, which the Company is actively pursuing an extension, (iii) the completion of Phase III clinical trials by September 30, 2026 and (iv) biologic licensing approval by the FDA by September 30, 2027. The Company has not initiated clinical trials to date and the Company intends to obtain an extension to commence human trials by September 30, 2025.

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

Asset Purchase Agreement

MDNA Lifesciences, Inc.

On January 4, 2024 (the “Closing Date”), the Company completed its acquisition of certain assets and issued to MDNA Lifesciences, Inc. (“MDNA”): 1,250 shares of the Company’s Common Stock, Warrants to purchase 1,250 shares of the Company’s Common Stock, and 5,000 shares of the Pearsanta Preferred Stock. The Company accounted for this transaction as an asset acquisition.

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

On January 4, 2024, Pearsanta and MDNA entered into a Transition Services Agreement (the “Transition Services Agreement”), pursuant to which MDNA agreed that it would perform, or cause certain of its affiliates or third parties to perform, certain services as described in the Transition Services Agreement for a term of nine months in consideration for the payment by Pearsanta of certain fees as provided in the Transition Services Agreement, in an amount not to exceed $3.2 million.

As part of this transaction, the Company acquired $1,008,669 in patents which was expensed to R&D. The fair market value of this transaction was determined by the purchase price paid in the transaction of 1,250 shares of the Company’s Common Stock, which had a value of $256,000 based on the trading price of the common stock, 1,250 Warrants to purchase shares of the Company’s Common Stock, which had a value of $252,669 using a Black Sholes valuation, and 5,000 shares of the Pearsanta Preferred Stock which had a value of $500,000 based on the stated value of Pearsanta’s Preferred Stock of $5,000 per share.

Brain Scientific, Inc.

On January 24, 2024, the Company entered into an Assignment and Assumption Agreement (the “Brain Assignment Agreement”) with the agent (the “Agent”) of certain secured creditors (the “Brain Creditors”) of Brain Scientific, Inc., a Nevada corporation (“Brain Scientific”) and Philip J. von Kahle (the “Brain Seller”), as assignee of Brain Scientific and certain affiliated entities (collectively, the “Brain Companies”) under an assignment for the benefit of creditors pursuant to Chapter 727 of the Florida Statutes. Pursuant to the Brain Assignment Agreement, the Agent assigned its rights under that certain Asset Purchase and Settlement Agreement dated October 31, 2023 between the Seller and the Agent (the “Brain Asset Purchase Agreement”) to the Company in consideration for the issuance by the Company of an aggregate of 6,000 shares of a new series of convertible preferred stock of the Company, designated as Series B-1 Convertible Preferred Stock, $0.001 par value (the “Series B-1 Convertible Preferred Stock”). The shares of Series B-1 Convertible Preferred Stock were issued pursuant to a Securities Purchase Agreement entered into by and between the Company and each of the purchasers signatory thereto (the “Brain Purchase Agreement”). (See Note 10)

In connection with the Brain Assignment Agreement, on January 24, 2024, the Company entered into a Patent Assignment with the Brain Seller (the “Brain Patent Assignment”), pursuant to which the Seller assigned all of its rights, titles and interests in certain patents and patent applications that were previously held by the Brain Companies to the Company.

As part of this transaction, the Company acquired $5,703,995 in patents which was expensed to R&D and $266,448 in fixed assets. The fair market value of this transaction was determined by the purchase price paid in the transaction of 6,000 shares of the Company’s Series B-1 Convertible Preferred Stock which had a value of $5,970,443 based on stated value of the Series B-1 Convertible Preferred Stock of $1,000 per share.

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

On January 17, 2024, the Company issued 7,408 Settlement Shares to the investor. The Settlement Shares were issued pursuant to an exemption from registration pursuant to Section 3(a)(10) under the Securities Act of 1933, as amended.

On December 29, 2023, the Company entered into a securities purchase agreement with an institutional investor (“the “Holder”) for the issuance and sale in a private placement of (i) pre-funded warrants (the “December Pre-Funded Warrants”) to purchase up to 30,928 shares of the Company’s common stock, par value $0.001 (the “December Common Stock”) at an exercise price of $0.04 per share, and (ii) warrants to purchase up to 61,856 shares of the Company’s Common Stock, at a purchase price of $194.00 per share (collectively the “December PIPE Securities”).

The December PIPE Securities were to be registered within a timeframe as described in the registration rights agreement. The Company failed to register the December PIPE Securities within the agreed upon timeframe. As a result of the late registration, the holder of the December PIPE Securities was entitled to damages. On August 7, 2024, the Company and the holder of the December PIPE Securities entered into an exchange agreement inclusive of $667,000 of liquidated damages owed to the holder, which were expenses to general and administrative expense during the nine month ended September 30,2024, of the December PIPE Securities, pursuant to which the Company agreed to exchange the 30,928 Pre-Funded Warrants and 43,607 common stock warrants for: (i) an aggregate of 6,667 shares of the Company’s Series C-1 Convertible Preferred Stock, and (ii) warrants to purchase 64,230 shares of the Company’s Common Stock at an exercise price of $59.60 per share for a term of five years. See Note 7 for further disclosure surrounding the 2024 Letter Agreement.

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

In connection with the Merger Agreement the Company assumed $13.0 million in notes payable held by Evofem (see Note 7) and assumed a payable for $154,480 (see Note 7). These items were capitalized on the Company’s balance sheet to deposit on acquisition as of September 30, 2024. The Company recognized a debt discount of $1,924,276. As of September 30, 2024, there was an unamortized discount of $0. During the nine months ended September 30, 2024 and 2023, the Company recognized an amortization of debt discount of $396,516 and $0.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) all issued and outstanding shares of common stock, par value $0.0001 per share of Evofem (“Evofem Common Stock”), other than any shares of Evofem Common Stock held by the Company or Merger Sub immediately prior to the Effective Time, will be converted into the right to receive an aggregate of 15,250 shares of the Company’s common stock, par value $0.001 per share (“Company Common Stock”); and (ii) all issued and outstanding shares of Series E-1 Preferred Stock, par value $0.0001 of Evofem (the “Evofem Unconverted Preferred Stock”), other than any shares of Evofem Unconverted Preferred Stock held by the Company or Merger Sub immediately prior to the Effective Time, will be converted into the right to receive an aggregate of 2,327 shares of Series A-1 Convertible Preferred Stock, par value $0.001 of the Company (the “Company Preferred Stock”), having such rights, powers, and preferences set forth in the form of Certificate of Designation of Series A-1 Convertible Preferred Stock.

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

Amendments to Article VI: Covenants and Agreement

Article VI of the Merger Agreement is amended to:

●	reinstate the Merger Agreement, as amended by the Fourth Amendment, as if never terminated;

●	reflect the Company’s payment to Evofem, in the amount of $1,000,000 (the “Initial Payment”), via wire initiated by May 2, 2024;

●	delete Section 6.3, which effectively eliminates the “no shop” provision, and the several defined terms used therein;

●	add a new defined term “Company Change of Recommendation;” and

●	revise section 6.10 of the Merger Agreement such that, after the Initial Payment, and upon the closing of each subsequent capital raise by the Company (each a “Parent Subsequent Capital Raise”), the Company shall purchase that number of shares of Evofem’s Series F-1 Preferred Stock, par value $0.0001 per share (the “Series F-1 Preferred Stock”), equal to forty percent (40%) of the gross proceeds of such Parent Subsequent Capital Raise divided by 1,000, up to a maximum aggregate amount of $2,500,000 or 2,500 shares of Series F-1 Preferred Stock. A maximum of $1,500,000 shall be raised prior to September 17, 2024 and $1,000,000 prior to July 1, 2024 (the “Parent Capital Raise”). (See Note 12)

Amendments to Article VIII: Termination

Article VIII of the Merger Agreement is amended to:

●	extend the date after which either party may terminate from May 8, 2024 to July 15, 2024;

●	revise Section 8.1(d) in its entirety to allow Company to terminate at any time after there has been a Company Change of Recommendation, provided that Aditxt must receive ten day written notice and have the opportunity to negotiate a competing offer in good faith; and

●	amend and restate Section 8.1(f) in its entirety, granting the Company the right to terminate the agreement if (a) the full $1,000,000 Initial Payment required by the Fourth Amendment has not been paid in full by May 3, 2024 (b) $1,500,000 of the Parent Capital Raise Amount has not been paid to the Company by June 17, 2024, (c) $1,000,000 of the Parent Capital Raise Amount has not been paid to the Company by July 1, 2024, or (d) Aditxt does not pay any portion of the Parent Equity Investment within five calendar days after each closing of a Parent Subsequent Capital Raise.

Amended and Restated Merger Agreement

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

Amendments to EvoFem Amended and Restated Merger Agreement

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

On September 6, 2024, the Company, Merger Sub and Evofem entered into Amendment No. 2 to the Amended and Restated Merger Agreement (“Amendment No. 2”), pursuant to which the date by which the Company shall make the Third Parent Equity Investment was amended from September 6, 2024 to September 30, 2024 and adjust the amount of such investment from $2 million to $1.5 million, and to extend the date by which Aditxt shall make the Fourth Parent Equity Investment (as defined under the Amended and Restated Merger Agreement) was amended from September 30, 2024 to October 31, 2024 and adjust the amount of such investment from $1 million to $1.5 million. See Note 12 for additional amendments to the Amended and Restated Merger Agreement and purchases of Evofem Series F-1 Preferred Stock.

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

Advance on Private Placement

On March 5, 2024, the Company received a $1,000,000 deposit for an ongoing Private Placement (as defined below), of which $400,000 was attributed to offering costs in connection with the Private Placement. As of September 30, 2024, the Private Placement had closed and the deposit was recorded to additional paid in capital. (See Note 10)

Appili Arrangement Agreement

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

At the effective time of the Arrangement (the “Effective Time”), each Appili Share outstanding immediately prior to the Effective Time (other than Appili Shares held by a registered holder of Appili Shares who has validly exercised such holder’s dissent rights) will be deemed to be assigned and transferred by the holder thereof to the Buyer in exchange for (i) $0.0467 in cash consideration per share for an aggregate cash payment of $5,668,222 (the “Cash Consideration”) and (ii) 0.10980016 of a share of common stock of Aditxt or an aggregate of 8,322 shares (the “Consideration Shares” and together with the Cash Consideration, the “Transaction Consideration”). In connection with the transaction, each outstanding option and warrant of Appili will be cashed-out based on the implied in-the-money value of the Transaction Consideration, which is expected to result in an additional aggregate cash payment of approximately $341,000 (based on the number of issued and outstanding options and warrants and exchange rates as of the date of the Arrangement Agreement).

Appili Amending Agreement

On July 1, 2024, the Company, Adivir and Appili entered into an Amending Agreement (the “Amending Agreement”), pursuant to which the Parties (as defined in the Arrangement Agreement) agreed that: (i) the Outside Date (as defined in the Arrangement Agreement) would be changed to August 30, 2024; (ii) Adivir agreed that it would convene the Company Meeting (as defined in the Arrangement Agreement) no later than August 30, 2024, provided that Appili shall be under no obligation to convene the Company Meeting prior to the date that is 50 days following the date that Aditxt delivers to Appili all complete Additional Financial Disclosure (as defined in the Arrangement Agreement) required for inclusion in the Company Circular (as defined in the Arrangement Agreement); (iii) Aditxt shall use commercially reasonable efforts to complete the Financing (as defined in the Arrangement Agreement) no later than August 30, 2024; and (iv) Aditxt or Appili may terminate the Arrangement Agreement if the Financing is not completed by 5:00 p.m. (ET) on August 30, 2024 or such later date as the Parties may agree in writing. (See Note 12)

On July 18, 2024, the Company, Adivir and Appili entered into a Second Amending Agreement (the “Second Amending Agreement”), pursuant to which the Arrangement Agreement was amended to provide that (i) the Outside Date will be extended to September 30, 2024, (ii) the Appili Meeting will be conducted no later than September 30, 2024, provided that Appili shall be under no obligation to hold the Appili Meting prior to the date that is 50 days following the date that the Company delivers all complete Additional Financial Disclosure required for inclusion in the circular; (iii) the Company shall use commercially reasonable efforts to complete the Financing on or prior to September 15, 2024; and (iv) the Company and Appili may terminate the Arrangement Agreement if the Financing is not completed on or before 5:00 p.m. (ET) on September 15, 2024 or such later date as the Parties may in writing agree.

On August 20, 2024, the Company, Adivir and Appili entered into a Third Amending Agreement (the “Third Amending Agreement”), pursuant to which the Arrangement Agreement was amended to provide that (i) the Outside Date will be extended to November 19, 2024, (ii) Appili shall convene an annual and special meeting in parallel to the Appili Meeting, to approve as promptly as practicable Appili’s continuation from a corporation governed under the Canada Business Corporations Act to a corporation governed under the Business Corporations Act (Ontario) (the “Continuance”); (iii) the date by which Appili shall convene the Appili Meeting will be extended to no later than November 6, 2024, provided that Appili shall be under no obligation to hold the Appili Meeting prior to the date that is 50 days following the date that the Company delivers all complete Additional Financial Disclosure required for inclusion in the Company Circular; (iv) the Company shall use commercially reasonable efforts to complete the Financing on or prior to October 18, 2024; and (v) the completion of the Continuance shall be a condition to the completion of the Arrangement. (See Note 12)

Equity Line of Credit

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

Under the applicable Nasdaq rules, in no event may the Company issue to the ELOC Investor under the ELOC Purchase Agreement more than 8,322 shares of common stock, which number of shares is equal to 19.99% of the shares of the common stock outstanding immediately prior to the execution of the ELOC Purchase Agreement (the “Exchange Cap”), unless (i) the Company obtains stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules (“Stockholder Approval”), or (ii) the average price per share paid by the Investor for all of the shares of common stock that the Company directs the ELOC Investor to purchase from the Company pursuant to the ELOC Purchase Agreement, if any, equals or exceeds the official closing sale price on the Nasdaq Capital Market immediately preceding the delivery of the applicable purchase notice to the Investor and (B) the average of the closing sale prices of the Company’s common stock on the Nasdaq Capital market for the five business days immediately preceding the delivery of such purchase notice.

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

As consideration for the ELOC Investor’s commitment to purchase shares of common stock at the Company’s direction upon the terms and subject to the conditions set forth in the ELOC Purchase Agreement, the Company shall pay the Investor a commitment fee of 56,250 shares as outlined in the ELOC Purchase Agreement, which is payable on the later of (i) January 2, 2025 and (ii) the trading day following the date on which Stockholder Approval is obtained.

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

The Company obtained Stockholder Approval at its Annual Meeting on August 7, 2024. The registration statement covering the ELOC shares was declared effective by the SEC on September 13, 2024.

For the period ended September 30, 2024, the Company sold 250,000 shares at an average price of $5.10 per share under the ELOC. The sales generated net proceeds of $1,274,792 after paying commissions and related fees. (See Note 12)

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

On May 24, 2021, the Company increased the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 27,000,000 to 100,000,000 (the “Authorized Shares Increase”) by filing a Certificate of Amendment (the “Certificate of Amendment”) to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. In accordance with the General Corporation Law of the State of Delaware, the Authorized Shares Increase and the Certificate of Amendment were approved by the stockholders of the Company at the Company’s Annual Meeting of Stockholders on May 19, 2021. On September 13, 2022, the Company effectuated a 1 for 50 reverse stock split (the “2022 Reverse Split”). The Company’s stock began trading at the 2022 Reverse Split price effective on the Nasdaq Stock Market on September 14, 2022. There was no change to the number of authorized shares of the Company’s common stock. On August 17, 2023, the Company effectuated a 1 for 40 reverse stock split (the “2023 Reverse Split”). The Company’s stock began trading at the 2023 Reverse Split price effective on the Nasdaq Stock Market on August 17, 2023. There was no change to the number of authorized shares of the Company’s common stock. On October 2, 2024, the Company effectuated a 1 for 40 reverse stock split (the “2024 Reverse Split”). The Company’s stock began trading at the 2024 Reverse Split price effective on the Nasdaq Stock Market on October 3, 2024. There was no change to the number of authorized shares of the Company’s common stock.

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

During the nine months ended September 30, 2024, the Company issued 1,250 shares of common stock as part of the MDNA asset purchase agreement. (See Note 9) During the nine months ended September 30, 2024, the Company issued 7,408 shares of common stock as part of a settlement agreement. (See Note 9)

During the nine months ended September 30, 2023, the Company issued 117 shares of common stock and recognized expense of $168,300 in stock-based compensation for consulting services. The stock-based compensation for consulting services is calculated by the number shares multiplied by the closing price on the effective date of the contract. During the nine months ended September 30, 2023, 5 Restricted Stock Units vested which resulted in the issuance of shares. The Company recognized expense of $308,479 in stock-based compensation for the nine months ended September 30, 2023. The stock-based compensation for shares issued or RSU’s granted during the period were valued based on the fair market value on the date of grant.

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

Closing of Private Placement

On December 29, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (“the “December Purchaser”) for the issuance and sale in a private placement (the “December Private Placement”) of (i) pre-funded warrants (the “December Pre-Funded Warrants”) to purchase up to 30,928 shares of the Company’s Common Stock, par value $0.001 at an exercise price of $0.04 per share, and (ii) warrants (the “December Common Warrants”) to purchase up to 61,856 shares of the Company’s Common Stock, at a purchase price of $194.00 per share.

Pursuant to the Purchase Agreement, the Company agreed to reduce the exercise price of certain outstanding warrants to purchase Common Stock of the Company (“Certain Outstanding Warrants”) held by the Purchaser to $184.00 per share in consideration for the cash payment by the December Purchaser of $5.00 per share of Common Stock underlying the Certain Outstanding Warrants, effective immediately.

The December Private Placement closed on January 4, 2024. The net proceeds to the Company from the December Private Placement were approximately $5.5 million, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company.

In addition, the Company agreed to pay H.C. Wainwright & Co., LLC (“Wainwright”) certain expenses and issued to Wainwright or its designees warrants (the “December Placement Agent Warrants”) to purchase up to an aggregate of 1,856 shares of Common Stock at an exercise price equal to $242.50 per share. The December Placement Agent Warrants are exercisable immediately upon issuance and have a term of exercise equal to three years from the date of issuance.

May Private Placement

On May 2, 2024, the Company entered into a Securities Purchase Agreement (the “May PIPE Purchase Agreement”) with certain accredited investors, pursuant to which the Company agreed to issue and sell to such investors in a private placement (the “Private Placement”) (i) an aggregate of 4,186 shares of the Company’s Series C-1 Convertible Preferred Stock (the “Series C-1 Convertible Preferred Stock”), (ii) an aggregate of 4,186 shares of the Company’s Series D-1 Preferred Stock (the “Series D-1 Preferred Stock”), and (iii) warrants (the “May PIPE Warrants”) to purchase up to an aggregate of 40,328 shares of the Company’s common stock.

The May PIPE Warrants are exercisable commencing nine months following the initial issuance date at an initial exercise price of $98.80 per share and expire five years from the date of issuance.

On May 2, 2024, in connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement with the investors (the “May PIPE Registration Rights Agreement”), pursuant to which the Company agreed to prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-3 (the “May PIPE Registration Statement”) covering the resale of the shares of the Company’s common stock, par value $0.001 (the “Common Stock”) issuable upon conversion of the Series C-1 Convertible Preferred Stock (the “Conversion Shares”) and upon exercise of the May PIPE Warrants (the “May PIPE Warrant Shares”) (i) on the later of (x) the 30th calendar day after the closing date, or (y) the 2nd business day following the Stockholder Approval Date (as defined in the May PIPE Purchase Agreement), with respect to the initial registration statement and (ii) on the date on which the Company is required to file any additional May PIPE Registration Statement pursuant to the terms of the May PIPE Registration Rights Agreement with respect to any additional Registration Statements that may be required to be filed by the Company (the “Filing Deadline”). Pursuant to the Registration Rights Agreement, the Company is required to have the initial May PIPE Registration Statement declared effective by the SEC on the earlier of (x) the 60th calendar day after the Filing Deadline (or the 90th calendar day after the Filing Deadline if subject to a full review by the SEC), and (y) the 2nd business day after the date the Company is notified by the SEC that such May PIPE Registration Statement will not be reviewed. In the event that the Company fails to file the May PIPE Registration Statement by the Filing Deadline, have it declared effective by the Effectiveness Deadline, or the prospectus contained therein is not available for use or the investor is not otherwise able to sell its May PIPE Warrant Shares pursuant to Rule 144, the Company shall be required to pay the investor an amount equal to 2% of such investor’s Purchase Price (as defined in the May PIPE Purchase Agreement) on the date of such failure and on every thirty date anniversary until such failure is cured.

In connection with the Private Placement, the Sixth Borough Note (Note 7) was converted into Series C-1 Convertible Preferred Stock.

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

Dawson James Securities (“Dawson James”) served as the Company’s exclusive placement agent in connection with the Private Placement, pursuant to that certain engagement letter, dated as of May 2, 2024, between the Company and Dawson James (the “Engagement Letter”). Pursuant to the Engagement Letter, the Company paid Dawson James (i) a total cash fee equal to 7% of the aggregate gross proceeds of the Private Placement. In addition, the Company agreed to pay Dawson James certain expenses and issued to Dawson James or its designees warrants of 80,653 (the “May PIPE Placement Agent Warrants”) to purchase 5% of the number of securities sold in the Private Placement. The May PIPE Placement Agent Warrants are exercisable at an exercise price of $129.75 per share commencing nine months following issuance and have a term of exercise equal to five years from the date of issuance. Per the May PIPE Placement Agent Warrant agreement, the exercise price of the May PIPE Placement Agent Warrants was reset to $20.76.

May Senior Notes

On May 24, 2024, the Company entered into the May Senior Notes. The May Senior Notes had an original issuance discount of $211,382. The notes have a maturity date of August 22, 2024 and an interest rate of 14% per annum. There were also 8,212 share of the Company’s common stock issued to the holders of the notes as part of this transaction. As of September 30, 2024, there was $819,716 in principal outstanding on these notes. (See Note 7 & 12)

July Senior Notes

On July 9, 2024 and July 12, 2024, the Company entered into, collectively, the July Senior Notes. The July Senior Notes had a principal amount of $1,500,000 an original issuance discount of $300,000. The notes have a maturity date of October 7, 2024 and an interest rate of 14% per annum. In connection with the issuance of the July Note, the Company issued the July Note Purchasers a warrant (the “July Note Warrant”) to purchase up to 31,250 shares of the Company’s common stock (the “July Note Warrant Shares”). Pursuant to the July Note Purchase Agreement, the Company also agreed to file a registration statement with the SEC covering the resale of the Warrant Shares as soon as practicable following notice from an investor, and to cause such registration statement to become effective within 60 days following the filing thereof. The July Note Warrant is exercisable following Stockholder Approval (as defined in the Purchase Agreement) at an initial exercise price of $59.60 for a term of five years.

If and whenever on or after the Subscription Date (as defined in the July Note Warrant) the Company grants, issues or sells (or enters into any agreement to grant, issue or sell), is deemed to have granted, issued or sold, any shares of Common Stock for a consideration per share (the “New Issuance Price”) less than a price equal to the exercise price in effect immediately prior to such granting, issuance or sale or deemed granting, issuance or sale (the foregoing a “Dilutive Issuance”), then, immediately after such Dilutive Issuance, the exercise price then in effect shall be reduced to an amount equal to the New Issuance Price.

In connection with the issuance of the July Note, the Company issued the July Note Warrant to purchase up to 43,750 shares of the Company’s common stock. The initial exercise price is $63.28. As of September 30, 2024, there was $1,500,000 in principal outstanding on these notes. (See Note 7 & 12)

Registered Direct Offering

On August 8, 2024, the Company entered into a securities purchase agreement (the “Registered Direct Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to sell to such investors 4,700 shares (the “Registered Direct Shares”) of common stock of the Company (the “Common Stock”), pre-funded warrants (the “Registered Direct Pre-Funded Warrants”) to purchase up to 23,555 shares of Common Stock of the Company (the “Registered Direct Pre-Funded Warrant Shares”), having an exercise price of $0.04 per share, at a purchase price of $42.40 per share of Common Stock and a purchase price of $42.36 per Registered Direct Pre-Funded Warrant (the “Registered Direct Offering”). The shares of Common Stock and Registered Direct Pre-Funded Warrants (and shares of common stock underlying the Registered Direct Pre-Funded Warrants) were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-280757), which was declared effective by the Securities and Exchange Commission on August 6, 2024.

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

Preferred Stock

The Company is authorized to issue 3,000,000 shares of preferred stock, par value $0.001 per share. There were 43,967 and 24,905 shares of preferred stock outstanding as of September 30, 2024 and December 31, 2023, respectively.

All series of the Company’s convertible preferred stock include alternate conversion provisions. The Company’s convertible preferred stock also contains floor pricing provisions; the Company has the discretion to issue shares below the floor price.

Aditxt Preferred Share Class	Quantity Issued and Outstanding as of September 30, 2024	Standard Conversion Common Stock Equivalent	Liquidation Amount
Series A Preferred Stock	-	-	$-
Series A-1 Convertible Preferred Stock	22,071	621,357	27,588,230
Series B Preferred Stock	-	-	-
Series B-1 Convertible Preferred Stock	4,232	74,877	3,040,000
Series B-2 Convertible Preferred Stock	2,625	69,666	3,281,250
Series C Preferred Stock	-	-	-
Series C-1 Convertible Preferred Stock	10,853	104,557	13,566,250
Series D-1 Preferred Stock	4,186	-	-
Total Aditxt Preferred Shares Outstanding	43,967	870,457	$47,475,730

Issuance of Series A-1 Convertible Preferred Stock:

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

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) all issued and outstanding shares of common stock, par value $0.0001 per share of Evofem (“Evofem Common Stock”), other than any shares of Evofem Common Stock held by the Company or Merger Sub immediately prior to the Effective Time, will be converted into the right to receive an aggregate of 15,250 shares of the Company’s common stock, par value $0.001 per share (“Company Common Stock”); and (ii) all issued and outstanding shares of Series E-1 Preferred Stock, par value $0.0001 of Evofem (the “Evofem Unconverted Preferred Stock”), other than any shares of Evofem Unconverted Preferred Stock held by the Company or Merger Sub immediately prior to the Effective Time, will be converted into the right to receive an aggregate of 2,327 shares of Series A-1 Convertible Preferred Stock, par value $0.001 of the Company (the “Company Preferred Stock”), having such rights, powers, and preferences set forth in the form of Certificate of Designation of Series A-1 Convertible Preferred Stock. See Series A-1 Convertible Preferred Stock certificate of designation incorporated by reference to this document.

On December 22, 2023, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with the holders (the “Holders”) of an aggregate of 22,280 shares of Series F-1 Convertible Preferred Stock of Evofem (the “Evofem Series F-1 Preferred Stock”) agreed to exchange their respective shares of Evofem Series F-1 Preferred Stock for an aggregate of 22,280 shares of a new series of convertible preferred stock of the Company designated as Series A-1 Convertible Preferred Stock, $0.001 par value, (the “Series A-1 Convertible Preferred Stock”).

The following is only a summary of the Series A-1 Certificate of Designations, and is qualified in its entirety by reference to the full text of the Series A-1 Certificate of Designations, a copy of which is filed as Exhibit 3.1 to our Current Report on Form 8-K filed on December 26, 2023 and is incorporated by reference herein.

Designation, Amount, and Par Value: The number of Series A-1 Convertible Preferred Stock designated is 22,280 shares. The shares of Series A-1 Convertible Preferred Stock have a par value of $0.001 per share and a stated value of $1,000 per share.

Conversion Price: The Series A-1 Convertible Preferred Stock will be convertible into shares of Common Stock at an initial conversion price of $177.60 (subject to adjustment pursuant to the Series A-1 Certificate of Designations) (the “Conversion Price”). The Certificate of Designations also provides that in the event of certain Triggering Events (as defined below) any holder may, at any time, convert any or all of such holder’s Series A-1 Convertible Preferred Stock at an alternate conversion rate equal to the product of (i) the Alternate Conversion Price (as defined below) and (ii) the quotient of (x) the 25% redemption premium multiplied by (y) the amount of Series A-1 Convertible Preferred Stock subject to such conversion. “Triggering Events” include, among others, (i) a suspension of trading or the failure to be traded or listed on an eligible market for five consecutive days or more, (ii) the failure to remove restrictive legends when required, (iii) the Company’s default in payment of indebtedness in an aggregate amount of $500,000 or more (the Company is currently in default for payments greater than $500,000), (iv) proceedings for a bankruptcy, insolvency, reorganization or liquidation, which are not dismissed with 30 days, (v) commencement of a voluntary bankruptcy proceeding, and (viii) final judgments against the Company for the payment of money in excess of $100,000. “Alternate Conversion Price” means the lowest of (i) the applicable conversion price the in effect, (ii) the greater of (x) $35.52 (the “Floor Price”) and (y) 80% of the volume weighted average price (“VWAP”) of the Common Stock on the trading day immediately preceding the delivery of the applicable conversion notice. Further, the Series A-1 Certificate of Designations provides that if on any of the 90th and 180th day after each of the occurrence of any Stock Combination Event (as defined in the Series A-1 Certificate of Designations) and the Applicable Date (as defined in the Series A-1 Certificate of Designations), the conversion price then in effect is greater than the market price then in effect (the “Adjustment Price”), on such date then the conversion price shall automatically lower to the Adjustment Price.

Dividends: Holders of the Series A-1 Convertible Preferred Stock shall be entitled to receive dividends when and as declared by the Board, from time to time, in its sole discretion, which Dividends shall be paid by the Company out of funds legally available therefor, payable, subject to the conditions and other terms hereof, in cash, in securities of the Company or any other entity, or using assets as determined by the Board on the Stated Value of such Preferred Share.

Liquidation: In the event of a Liquidation Event (as defined in the Series A-1 Certificate of Designation), the holders the Series A-1 Convertible Preferred Stock shall be entitled to receive in cash out of the assets of the Company, before any amount shall be paid to the holders of any other shares of capital stock of the Company, equal to the greater of (A) 125% of the Conversion Amount (as defined in the Series A-1 Certificate of Designation) on the date of such payment and (B) the amount per share such holder of Series A-1 Convertible Preferred Stock would receive if they converted such share of Series A-1 Convertible Preferred Stock into Common Stock immediately prior to the date of such payment

Company Redemption: The Company may redeem all, or any portion, of the Series A-1 Convertible Preferred Stock for cash, at a price per share of Series A-1 Convertible Preferred Stock equal to 115% of the greater of (i) the Conversion Amount (as defined in the Series A-1 Certificate of Designation)being redeemed as of the Company Optional Redemption Date (as defined in the Series A-1 Certificate of Designation) and (ii) the product of (1) the Conversion Rate (as defined in the Series A-1 Certificate of Designation) with respect to the Conversion Amount being redeemed as of the Company Optional Redemption Date multiplied by (2) the greatest Closing Sale Price (as defined in the Certificate of Designation) of the Common Stock on any Trading Day during the period commencing on the date immediately preceding such Company Optional Redemption Notice Date (as defined in the Certificate of Designation) and ending on the Trading Day immediately prior to the date the Company makes the entire payment required to be made under the Certification of Designation.

Maximum Percentage: Holders of Series A-1 Convertible Preferred Stock are prohibited from converting shares of Series A-1 Convertible Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion.

Voting Rights: The holders of the Series A-1 Convertible Preferred Stock shall have no voting power and no right to vote on any matter at any time, either as a separate series or class or together with any other series or class of share of capital stock, and shall not be entitled to call a meeting of such holders for any purpose nor shall they be entitled to participate in any meeting of the holders of Common Stock, except as expressly provided in the Certificate of Designations and where required by the DGCL.

Conversion of A-1 Preferred Stock

For the nine months ended September 30, 2024, approximately 209 shares of Series A-1 Convertible Preferred Stock have been converted into 6,477 shares of the Company’s common stock. The approximately 209 shares of Series A-1 Convertible Preferred Stock were converted per the certificate of designation under an alternate conversion method, inclusive of the additional 50% premium of the conversion amount, due to the previously disclosed default on the LS Biotech Eight, LLC lease.

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

Series B-1 Convertible Preferred Stock Certificate of Designation

On January 24, 2024, the Company filed a Certificate of Designations for its Series B-1 Convertible Preferred Stock with the Secretary of State of Delaware (the “Series B-1 Certificate of Designations”). The following is only a summary of the Series B-1 Certificate of Designations, and is qualified in its entirety by reference to the full text of the Series B-1 Certificate of Designations, a copy of which is filed as Exhibit 3.1 to a Current Report on Form 8-K and is incorporated by reference herein.

Designation, Amount, and Par Value: The number of Series B-1 Convertible Preferred Stock designated is 6,000 shares. The shares of Series B-1 Convertible Preferred Stock have a par value of $0.001 per share and a stated value of $1,000 per share.

Conversion Price: The Series B-1 Convertible Preferred Stock will be convertible into shares of Common Stock at an initial conversion price of $162.40 (subject to adjustment pursuant to the Series B-1 Certificate of Designations) (the “Conversion Price”). The Series B-1 Certificate of Designations also provides that in the event of certain Triggering Events (as defined below) any holder may, at any time, convert any or all of such holder’s Series B-1 Convertible Preferred Stock at an alternate conversion rate equal to the product of (i) the Alternate Conversion Price (as defined below) and (ii) the quotient of (x) the 125% redemption premium multiplied by (y) the amount of Series B-1 Convertible Preferred Stock subject to such conversion. “Triggering Events” include, among others, (i) a suspension of trading or the failure to be traded or listed on an eligible market for five consecutive days or more, (ii) the failure to remove restrictive legends when required, (iii) the Company’s default in payment of indebtedness in an aggregate amount of $500,000 or more, (iv) proceedings for a bankruptcy, insolvency, reorganization or liquidation, which are not dismissed with 30 days, (v) commencement of a voluntary bankruptcy proceeding, and (viii) final judgments against the Company for the payment of money in excess of $500,000. “Alternate Conversion Price” means the lowest of (i) the applicable conversion price the in effect, (ii) the greater of (x) $37.68 (the “Floor Price”) and (y) 80% of the lowest volume weighted average price (“VWAP”) of the Common Stock during the five consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice. Further, the Series B-1 Certificate of Designations provides that if on any of the 90th and 180th day after each of the occurrence of any Stock Combination Event (as defined in the Series B-1 Certificate of Designations) and the Applicable Date (as defined in the Series B-1 Certificate of Designations), the conversion price then in effect is greater than the market price then in effect (the “Adjustment Price”), on such date then the conversion price shall automatically lower to the Adjustment Price.

Dividends: Holders of the Series B-1 Convertible Preferred Stock shall be entitled to receive dividends when and as declared by the Board, from time to time, in its sole discretion, which Dividends shall be paid by the Company out of funds legally available therefor, payable, subject to the conditions and other terms hereof, in cash, in securities of the Company or any other entity, or using assets as determined by the Board on the Stated Value of such Preferred Share.

Liquidation: In the event of a Liquidation Event (as defined in the Series B-1 Certificate of Designations), the holders the Series B-1 Convertible Preferred Stock shall be entitled to receive in cash out of the assets of the Company, before any amount shall be paid to the holders of any other shares of capital stock of the Company, equal to the greater of (A) 125% of the Conversion Amount (as defined in the Series B-1 Certificate of Designation) on the date of such payment and (B) the amount per share such holder of Series B-1 Convertible Preferred Stock would receive if they converted such share of Series B-1 Convertible Preferred Stock into Common Stock immediately prior to the date of such payment.

Company Redemption: The Company may redeem all, or any portion, of the Series B-1 Convertible Preferred Stock for cash, at a price per share of Series B-1 Convertible Preferred Stock equal to 115% of the greater of (i) the Conversion Amount (as defined in the Series B-1 Certificate of Designations) being redeemed as of the Company Optional Redemption Date (as defined in the Series B-1 Certificate of Designations) and (ii) the product of (1) the Conversion Rate (as defined in the Series B-1 Certificate of Designations) with respect to the Conversion Amount being redeemed as of the Company Optional Redemption Date multiplied by (2) the greatest Closing Sale Price (as defined in the Series B-1 Certificate of Designations) of the Common Stock on any Trading Day during the period commencing on the date immediately preceding such Company Optional Redemption Notice Date (as defined in the Series B-1 Certificate of Designations) and ending on the Trading Day immediately prior to the date the Company makes the entire payment required to be made under the Certification of Designation.

Maximum Percentage: Holders of Series B-1 Convertible Preferred Stock are prohibited from converting shares of Series B-1 Convertible Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion.

Voting Rights: The holders of the Series B-1 Convertible Preferred Stock shall have no voting power and no right to vote on any matter at any time, either as a separate series or class or together with any other series or class of share of capital stock, and shall not be entitled to call a meeting of such holders for any purpose nor shall they be entitled to participate in any meeting of the holders of Common Stock, except as expressly provided in the Series B-1 Certificate of Designations and where required by the DGCL.

Conversion of Series B-1 Convertible Preferred Stock

For the nine months ended September 30, 2024, 1,768 Series B-1 Preferred Stock have been converted into 175,868 shares of the Company’s common stock. The 1,768 shares of Series B-1 Convertible Preferred Stock were converted per the certificate of designation, under an alternate conversion method, inclusive of the additional 50% premium of the conversion amount, due to the previously disclosed default on the LS Biotech Eight, LLC lease. The Company also waived the floor price and issued common shares below the floor price,

Issuance of Series B-2 Convertible Preferred Stock:

On December 29, 2023, the Company entered into an Exchange Agreement (the “Note Exchange Agreement”) with the Noteholder, pursuant to which the Noteholder agreed, subject to the terms and conditions set forth therein, to exchange the Note, including all accrued but unpaid interest thereon, for an aggregate of 2,625 shares of a new series of convertible preferred stock of the Company, designated as Series B-2 Convertible Preferred Stock, $0.001 par value (the “Series B-2 Convertible Preferred Stock”). See Series B-2 Convertible Preferred Stock certificate of designation incorporated by reference to this document.

The following is only a summary of the Series B-2 Certificate of Designations, and is qualified in its entirety by reference to the full text of the Series B-2 Certificate of Designations, a copy of which is filed as an exhibit to our Current Report on Form 8-K filed with the SEC on January 2, 2024.

Designation, Amount, and Par Value: The number of Series B-2 Convertible Preferred Stock designated is 2,625 shares. The shares of Series B-2 Convertible Preferred Stock have a par value of $0.001 per share and a stated value of $1,000 per share.

Conversion Price: The Series B-2 Convertible Preferred Stock will be convertible into shares of Common Stock at an initial conversion price of $188.40 (subject to adjustment pursuant to the Series B-2 Certificate of Designations) (the “Conversion Price”). The Series B-2 Certificate of Designations also provides that in the event of certain Triggering Events (as defined below) any holder may, at any time, convert any or all of such holder’s Series B-2 Convertible Preferred Stock at an alternate conversion rate equal to the product of (i) the Alternate Conversion Price (as defined below) and (ii) the quotient of (x) the 125% redemption premium multiplied by (y) the amount of Series B-2 Convertible Preferred Stock subject to such conversion. “Triggering Events” include, among others, (i) a suspension of trading or the failure to be traded or listed on an eligible market for five consecutive days or more, (ii) the failure to remove restrictive legends when required, (iii) the Company’s default in payment of indebtedness in an aggregate amount of $500,000 or more(the Company is currently in default for payments greater than $500,000), (iv) proceedings for a bankruptcy, insolvency, reorganization or liquidation, which are not dismissed with 30 days, (v) commencement of a voluntary bankruptcy proceeding, and (viii) final judgments against the Company for the payment of money in excess of $500,000. “Alternate Conversion Price” means the lowest of (i) the applicable conversion price the in effect, (ii) the greater of (x) $37.68 (the “Floor Price”) and (y) 80% of the lowest volume weighted average price (“VWAP”) of the Common Stock during the five consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice. Further, the Series B-2 Certificate of Designations provides that if on any of the 90th and 180th day after each of the occurrence of any Stock Combination Event (as defined in the Series B-2 Certificate of Designations) and the Applicable Date (as defined in the Series B-2 Certificate of Designations), the conversion price then in effect is greater than the market price then in effect (the “Adjustment Price”), on such date then the conversion price shall automatically lower to the Adjustment Price.

Dividends: Holders of the Series B-2 Convertible Preferred Stock shall be entitled to receive dividends when and as declared by the Board, from time to time, in its sole discretion, which Dividends shall be paid by the Company out of funds legally available therefor, payable, subject to the conditions and other terms hereof, in cash, in securities of the Company or any other entity, or using assets as determined by the Board on the Stated Value of such Preferred Share.

Liquidation: In the event of a Liquidation Event (as defined in the Series B-2 Certificate of Designations), the holders the Series B-2 Convertible Preferred Stock shall be entitled to receive in cash out of the assets of the Company, before any amount shall be paid to the holders of any other shares of capital stock of the Company, equal to the greater of (A) 125% of the Conversion Amount (as defined in the Series B-2 Certificate of Designation) on the date of such payment and (B) the amount per share such holder of Series B-2 Convertible Preferred Stock would receive if they converted such share of Series B-2 Convertible Preferred Stock into Common Stock immediately prior to the date of such payment.

Company Redemption: The Company may redeem all, or any portion, of the Series B-2 Convertible Preferred Stock for cash, at a price per share of Series B-2 Convertible Preferred Stock equal to 115% of the greater of (i) the Conversion Amount (as defined in the Series B-2 Certificate of Designations) being redeemed as of the Company Optional Redemption Date (as defined in the Series B-2 Certificate of Designations) and (ii) the product of (1) the Conversion Rate (as defined in the Series B-2 Certificate of Designations) with respect to the Conversion Amount being redeemed as of the Company Optional Redemption Date multiplied by (2) the greatest Closing Sale Price (as defined in the Series B-2 Certificate of Designations) of the Common Stock on any Trading Day during the period commencing on the date immediately preceding such Company Optional Redemption Notice Date (as defined in the Series B-2 Certificate of Designations) and ending on the Trading Day immediately prior to the date the Company makes the entire payment required to be made under the Certification of Designation.

Maximum Percentage: Holders of Series B-2 Convertible Preferred Stock are prohibited from converting shares of Series B-2 Convertible Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion.

Voting Rights: The holders of the Series B-2 Convertible Preferred Stock shall have no voting power and no right to vote on any matter at any time, either as a separate series or class or together with any other series or class of share of capital stock, and shall not be entitled to call a meeting of such holders for any purpose nor shall they be entitled to participate in any meeting of the holders of Common Stock, except as expressly provided in the Series B-2 Certificate of Designations and where required by the DGCL.

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

Series C-1 Convertible Preferred Stock Certificate of Designation

On May 2, 2024, the Company filed a Certificate of Designation for its Series C-1 Convertible Preferred Stock with the Secretary of State of Delaware (the “Series C-1 Certificate of Designations”). The following is only a summary of the Series C-1 Certificate of Designations, and is qualified in its entirety by reference to the full text of the Series C-1 Certificate of Designations.

Designation, Amount, and Par Value. The number of Series C-1 Convertible Preferred Stock designated is 10,853 shares. The shares of Series C-1 Convertible Preferred Stock have a par value of $0.001 per share and a stated value of $1,000 per share.

Conversion Price: The Series C-1 Convertible Preferred Stock will be convertible into shares of Common Stock at an initial conversion price of $103.80 (subject to adjustment pursuant to the Series C-1 Certificate of Designations) (the “Series C-1 Conversion Price”). The Series C-1 Certificate of Designations also provides that in the event of certain Triggering Events (as defined below) any holder may, at any time, convert any or all of such holder’s Series C-1 Convertible Preferred Stock at an alternate conversion rate equal to the product of (i) the Alternate Conversion Price (as defined below) and (ii) the quotient of (x) the 25% redemption premium multiplied by (y) the amount of Series C-1 Convertible Preferred Stock subject to such conversion. “Triggering Events” include, among others, (i) a suspension of trading or the failure to be traded or listed on an eligible market for five consecutive days or more, (ii) the failure to remove restrictive legends when required, (iii) the Company’s default in payment of indebtedness in an aggregate amount of $500,000 or more, (iv) proceedings for a bankruptcy, insolvency, reorganization or liquidation, which are not dismissed with 30 days, (v) commencement of a voluntary bankruptcy proceeding, and (viii) final judgments against the Company for the payment of money in excess of $500,000. “Alternate Conversion Price” means the lowest of (i) the applicable conversion price the in effect, (ii) the greater of (x) $20.76 (the “Floor Price”) and (y) 80% of the volume weighted average price (“VWAP”) of the Common Stock on the trading day immediately preceding the delivery of the applicable conversion notice. Further, the Series C-1 Certificate of Designations provides that if on any of the 90th and 180th day after each of the occurrence of any Stock Combination Event (as defined in the Series C-1 Certificate of Designations) and the Applicable Date (as defined in the Series C-1 Certificate of Designations), the conversion price then in effect is greater than the market price then in effect (the “Adjustment Price”), on such date then the conversion price shall automatically lower to the Adjustment Price.

Dividends: Holders of the Series C-1 Convertible Preferred Stock shall be entitled to receive dividends when and as declared by the Board, from time to time, in its sole discretion, which Dividends shall be paid by the Company out of funds legally available therefor, payable, subject to the conditions and other terms hereof, in cash, in securities of the Company or any other entity, or using assets as determined by the Board on the Stated Value of such Preferred Share.

Liquidation: In the event of a Liquidation Event (as defined in the Series C-1 Certificate of Designation), the holders the Series C-1 Convertible Preferred Stock shall be entitled to receive in cash out of the assets of the Company, before any amount shall be paid to the holders of any other shares of capital stock of the Company, equal to the greater of (A) 125% of the Conversion Amount (as defined in the Series C-1 Certificate of Designation) on the date of such payment and (B) the amount per share such holder of Series C-1 Convertible Preferred Stock would receive if they converted such share of Series C-1 Convertible Preferred Stock into Common Stock immediately prior to the date of such payment

Company Redemption: The Company may redeem all, or any portion, of the Series C-1 Convertible Preferred Stock for cash, at a price per share of Series C-1 Convertible Preferred Stock equal to 115% of the greater of (i) the Conversion Amount (as defined in the Series C-1 Certificate of Designations) being redeemed as of the Company Optional Redemption Date (as defined in the Series C-1 Certificate of Designation) and (ii) the product of (1) the Conversion Rate (as defined in the Series C-1 Certificate of Designation) with respect to the Conversion Amount being redeemed as of the Company Optional Redemption Date multiplied by (2) the greatest Closing Sale Price (as defined in the Certificate of Designation) of the Common Stock on any Trading Day during the period commencing on the date immediately preceding such Company Optional Redemption Notice Date (as defined in the Certificate of Designation) and ending on the Trading Day immediately prior to the date the Company makes the entire payment required to be made under the Certification of Designation.

Maximum Percentage: Holders of Series C-1 Convertible Preferred Stock are prohibited from converting shares of Series C-1 Convertible Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own in excess of 4.99% (the “Maximum Percentage”) of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion.

Voting Rights. The holders of the Series C-1 Convertible Preferred Stock shall have no voting power and no right to vote on any matter at any time, either as a separate series or class or together with any other series or class of share of capital stock, and shall not be entitled to call a meeting of such holders for any purpose nor shall they be entitled to participate in any meeting of the holders of Common Stock, except as expressly provided in the Certificate of Designations and where required by the General Corporation Law of the State of Delaware (the “DGCL”). See Note 7 for additional disclosure regarding the 2024 Letter Agreement. See Note 12 for redemptions.

Exchange Agreement

On August 7, 2024, the Company entered into a Securities Exchange Agreement with the Holder (the “August Exchange Agreement”), pursuant to which the Company agreed to exchange the certain pre-funded warrants and common stock for: (i) an aggregate of 6,667 shares of the Company’s Series C-1 Convertible Preferred Stock, par value $0.001 per share and (ii) warrants to purchase 64,230 shares of the Company’s Common Stock at an exercise price of $59.60 per share for a term of five years (the “August Warrants”). See Note 7 for additional disclosure regarding the 2024 Letter Agreement.

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

On February 24, 2021, our Board of Directors adopted the Aditx Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock and restricted stock units, and other stock-based awards (collectively, the “Awards”). Eligible recipients of Awards include employees, directors or independent contractors of the Company or any affiliate of the Company. The Compensation Committee of the Board of Directors (the “Committee”) administers the 2021 Plan. An amendment to the 2021 Plan was submitted and approved by the Company’s stockholders at the 2024 annual meeting of stockholders, increasing the shares of common stock issuable under the plan by 12,500. A total of 14,000 shares of common stock, par value $0.001 per share, of the Company may be issued pursuant to Awards granted under the 2021 Plan. The exercise price per share for the shares to be issued pursuant to an exercise of a stock option will be no less than one hundred percent (100%) of the Fair Market Value (as defined in the 2021 Plan) of a share of Common Stock on the date of grant. The 2021 Plan was submitted and approved by the Company’s stockholders at the 2021 annual meeting of stockholders, held on May 19, 2021.

During the nine months ended September 30, 2024 and 2023, the Company granted no new options.

The Company recognizes option forfeitures as they occur, as there is insufficient historical data to accurately determine future forfeitures rates.

The following is an analysis of the stock option grant activity under the Plan:

Vested and Nonvested Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2023	1,172	$12,883.85	9.74
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	-	-	-
Outstanding September 30, 2024	1,172	$12,883.85	8.90

Nonvested Stock Options	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2023	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested on September 30, 2024	-	$-

As of September 30, 2024 there were 1,172 exercisable options; these options had a weighted average exercise price $12,883.85.

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

During the nine months ended September 30, 2024 and 2023, Pearsanta granted no new options under the Pearsanta 2023 Plan.

The following is an analysis of the stock option grant activity under the Pearsanta Plans:

Vested and Nonvested Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2023	13,320,000	$0.02	9.97
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	(2,666,000)	0.02	-
Outstanding September 30, 2024	10,654,000	$0.02	9.22

Nonvested Stock Options	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2023	4,000,000	$0.02
Granted	-	-
Vested	(1,334,000)	0.02
Forfeited	(2,666,000)	0.02
Nonvested on September 30, 2024	-	$-

As of September 30, 2024, there were 10,654,000 exercisable options; these options had a weighted average exercise price $0.02.

The Company recognized stock-based compensation expense related to all options granted and vesting expense of $0 during the three months ended September 30, 2024. The Company recognized stock-based compensation expense related to all options granted and vesting expense of $28,668 during the nine months ended September 30, 2024, of which $28,668 is included in general and administrative expenses in the accompanying statements of operations. The remaining value to be expensed is $0 as of September 30, 2024. The weighted average vesting term is 0 years as of September 30, 2024.

The Company recognized stock-based compensation expense related to options granted and vesting expense of $59,964 during the three months ended September 30, 2023, of which $24,429 is included in general and administrative expenses and $35,535 is included in research and development expenses in the accompanying statements of operations. The Company recognized stock-based compensation expense related to options granted and vesting expense of $179,892 during the nine months ended September 30, 2023, of which $73,287 is included in general and administrative expenses and $106,605 is included in research and development expenses in the accompanying statements of operations.

Warrants

For the nine months ended September 30, 2024, the fair value of each warrant granted was estimated using the assumption and/or factors in the Black-Scholes Model as follows:

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

The Company recognizes warrant forfeitures as they occur, as there is insufficient historical data to accurately determine future forfeitures rates.

A summary of warrant issuances are as follows:

Vested and Nonvested Warrants	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2023	126,208	$564.40	2.73
Granted	651,817	20.51	4.86
Exercised	(44,472)	27.49	-
Expired or forfeited	(74,544)	34.18	-
Outstanding September 30, 2024	659,009	$115.49	5.01

Nonvested Warrants	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2023	-	$-
Granted	651,817	20.51
Vested	(651,817)	20.51
Forfeited	-	-
Nonvested on September 30, 2024	-	$-

Warrant Reprice

For the nine months ended September 30, 2024, the Company entered into an amendment to common stock purchase warrants (the “Warrant Amendment”) with the holder (the “Repriced Holder”) of certain of the Company’s warrants originally issued in August Exchange Agreement, July 2024 Senior Notes, May PIPE Placement Agent Warrants, December 2023, April 2023, September 2022, December 2021, August 2021, and September 2020 (collectively, the “Repriced Outstanding Warrants”), pursuant to which the Company and the Repriced Holder agreed to amend each of the Repriced Outstanding Warrants to lower the exercise price of the Outstanding Warrants to $32.48 per share. A total of 205,767 warrants were repriced. The reprice of the warrants also resulted in the issuance of 441,315 new warrants as part of the reprice provisions. In connection with the warrant reprices there was a modification to the warrants resulting in a deemed dividend amount of $3,474,730 and an interest expense of $376,901 for the warrants that were modified with the issuance of a note payable.

The August Exchange Agreement warrants have a floor of $20.76 and were repriced to $20.76. 119,812 new warrants as part of the reprice provisions

The July 2024 Senior Notes warrants have a floor of $11.80 and were repriced to $11.80. 310,917 new warrants as part of the reprice provisions

The May PIPE Placement Agent Warrants have a floor of $20.76 and were repriced to $20.76.10,586 new warrants as part of the reprice provisions

For the nine months ended September 30, 2024, the fair value of each warrant modified was estimated using the assumption and/or factors in the Black-Scholes Model as follows:

Exercise price	$12-184
Expected dividend yield	0%
Risk free interest rate	3.66-4.62%
Expected life in years	1.15-4.98
Expected volatility	202-166%

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

Restricted Stock Units

A summary of Restricted Stock Units (“RSUs”) issuances are as follows:

Nonvested RSUs	Number	Weighted Average Price
Nonvested December 31, 2023	-	$-
Granted	2	77.00
Vested	(2)	77.00
Forfeited	-	-
Nonvested September 30, 2024	-	$-

The Company recognized stock-based compensation expense related to RSUs granted and vesting expense of $32 and $94,028 during the three months ended September 30, 2024 and September 30, 2023, respectively. The $32 is included in general and administrative, in the accompanying Statements of Operations.

The Company recognized stock-based compensation expense related to RSUs granted and vesting expense of $34 and $308,479 during the nine months ended September 30, 2024 and September 30, 2023, respectively. The $34 is included in general and administrative, in the accompanying Statements of Operations. The remaining value to be expensed is $111 with a weighted average vesting term of 0.58 years as of September 30, 2024.

During the nine months ended September 30, 2024, the Company granted a total of 2 RSUs. During the nine months ended September 30, 2024, 2 RSUs vested and the Company issued 2 shares of common stock for the 2 vested RSUs. During the nine months ended September 30, 2023, 5 RSUs vested and the Company issued 4 shares of common stock for the 5 vested RSUs.

NOTE 11 – INCOME TAXES

The Company has incurred losses since inception. During the nine months ended September 30, 2024, the Company did not provide any provision for income taxes as the Company incurred losses during such period. The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. In assessing the need for a valuation allowance, the Company has considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, the Company has recorded a full valuation allowance for its net deferred tax assets as of September 30, 2024.

As of September 30, 2024, the Company did not have any amounts recorded pertaining to uncertain tax positions.

NOTE 12 – SUBSEQUENT EVENTS

 Third Evofem Amendment & Parent Equity Investment

On October 2, 2024, the Company, Merger Sub and Evofem entered into Amendment No. 3 to the Amended and Restated Merger Agreement in order to extend the date by which the Company shall make the Third Parent Equity Investment to October 2, 2024, reduce the amount of the Third Parent Equity Investment from $1.5 million to $720,000, and increase the amount of the Fourth Parent Equity Investment from $1.5 million to $2.28 million.

On October 2, 2024 the Company completed the purchase of 460 shares of Evofem F-1 Preferred Stock for an aggregate purchase price of $460,000.

Reverse Stock Split

Following the Annual Meeting, the board of directors approved a one-for-forty (1-for-40) reverse split of the Company’s issued and outstanding shares of common stock (the “2024 Reverse Stock Split”). On October 1, 2024, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment to its certificate of incorporation to effect the 2024 Reverse Stock Split. The Reverse Stock Split became effective as of 4:01 p.m. Eastern Time on October 1, 2024, and the Company’s common stock began trading on a split-adjusted basis when the Nasdaq Stock Market opened on October 2, 2024.

When the 2024 Reverse Stock Split became effective, every 40 shares of the Company’s issued and outstanding common stock was automatically combined, converted and changed into 1 share the Company’s common stock, without any change in the number of authorized shares or the par value per share. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options, restricted stock units and warrants to purchase shares of common stock and the number of shares reserved for issuance pursuant to the Company’s equity incentive compensation plans. Any fraction of a share of common stock created as a result of the 2024 Reverse Stock Split was rounded up to the next whole share. The Company issued 239,326 shares of common stock in connection with rounding up to the next whole share. Holders of the Company’s common stock held in book-entry form or through a bank, broker or other nominee do not need to take any action in connection with the 2024 Reverse Stock Split. Stockholders of record will be receiving information from the Company’s transfer agent regarding their common stock ownership post-Reverse Stock Split.

The Company’s common stock will continue to trade on the Nasdaq Stock Market LLC under the existing symbol “ADTX”, but the security has been assigned a new CUSIP number (007025703).

Nasdaq Notification Letter

On October 3, 2024, the Company was notified (the “October Notification Letter”) by Nasdaq that it is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock between August 20, 2024 and October 1, 2024, the Company no longer meets the minimum bid price requirement. The Notification Letter had no immediate effect on the listing or trading of the Company’s common stock on The Nasdaq Capital Market and, at this time, the common stock will continue to trade on The Nasdaq Capital Market under the symbol “ADTX.”

May Second Senior Note Payoff

On October 9, 2024, the Company fully paid off the Second May Senior Notes in the principal amount of $986,830. The Company did not incur default interest upon the repayment of the Second May Senior Notes.

July Senior Note Payoff

On October 16, 2024, the Company fully paid off the July Senior Notes in the principal amount of $1,500,000. The Company did not incur default interest upon the repayment of the July Senior Notes.

At the Market Agreement Amendment & Activity

On October 25, 2024 the Company entered into an amendment to the existing At The Market Offering Agreement (the “ATM”) with H.C. Wainwright & Co., LLC as agent (the “Agent”), pursuant to which the Company may offer and sell, from time to time through the Agent, shares of the Company’s common stock having an aggregate offering price of up to $35,000,000 (the “ATM Shares”).

For the period beginning October 1, 2024 through the date of this report, the Company sold 1,515,695 Shares at an average price of $0.42 per share under the ATM. The sale of Shares generated net proceeds of approximately $608,047 after paying fees and expenses.

Evofem Parent Equity Investment

On October 28, 2024, Aditxt entered into a Securities Purchase Agreement (the “Series F-1 Securities Purchase Agreement”) with Evofem, pursuant to which the Company purchased the Fourth Parent Equity Investment of 2,280 shares of Evofem Series F-1 Convertible Preferred Stock for an aggregate purchase price of $2,280,000.

ELOC Activity

For the period beginning October 1, 2024 through the date of this report, the Company sold 11,330,216 Shares at an average price of $1.03 per share under the ELOC. The sale of Shares generated net proceeds of approximately $11,631,057 after paying fees and expenses.

Series C-1 Convertible Preferred Stock Redemptions

For the period beginning October 1, 2024 through the date of this report, the Company redeemed approximately 1,712 shares of Series C-1 Convertible Preferred Stock for $1,968,974.

Series B-1 Convertible Preferred Stock Conversions

For the period beginning October 1, 2024 through the date of this report, certain holders of Series B-1 Convertible Preferred Stock converted 1,543 shares of Series B-1 Convertible Preferred Stock for 617,622 of common stock.

Related Party Unsecured Promissory Note Activity

On October 9, 2024, the Company paid off the February 29th Note, consisting of $117,000 in principal and $6,076 in interest.

On October 16, 2024, the Company paid off the February 7th Note, consisting of $30,000 in principal and $1,761 in interest.

On October 16, 2024, the Company paid down $81,084 of Shahrokh Shabahang’s outstanding balance of the February 29th Note, consisting of $75,000 in principal and $6,084 in interest.

On October 16, 2024, the Company paid down $99,148 of Amro Albanna’s outstanding balance of the February 15th Note, consisting of $87,500 in principal and $11,648 in interest.

Unsecured Promissory Note Activity

On October 9, 2024, the Company paid off an unsecured promissory note, consisting of $57,735 in principal and $3,361 in interest.

On October 16, 2024, the Company paid off an unsecured promissory note, consisting of $42,345 in principal and $2,189 in interest.

On October 16, 2024, the Company paid off an unsecured promissory note, consisting of $42,676 in principal and $1,113 in interest.

Appili Mutual Waiver

On November 11, 2024, the Company, Adivir and Appili entered into a Mutual Waiver, pursuant to which the parties agreed (i) each party shall waive any termination right it may have under the Arrangement Agreement until December 15, 2024; (ii) immediately following the completion of the Arrangement, the board of directors of Adivir will be reconstituted such that it shall consist of the following three (3) directors (with the remaining two directors to be elected by Adivir at a later date): (a) Shahrokh Shabahang; (b) Madhukar Tanna; and (c) Armand Balboni; and (iii) Adivir shall pay Appili the sum of $115,000 no later than 5:00 p.m. (ET) on November 12, 2024 (the “Waiver Fee”). Adivir paid the Waiver Fee on November 12, 2024.

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

Pending approval by the International Review Board, a human trial for SPS is expected get underway in the first half of 2025 with enrollment of up to 20 patients, some of whom may also have type 1 diabetes. ADI-100 will initially be tested for safety and efficacy. ADI-100 is designed to tolerize against an antigen known as glutamic acid decarboxylase (“GAD”), which is implicated in type-1 diabetes, psoriasis, stiff person syndrome, and in many autoimmune diseases of the CNS.

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

Key Products Under Development at Time of Acquisition:

Mitomic® Endometriosis Test (MET™):

●	Purpose: To provide an accurate and non-invasive diagnosis of endometriosis, a condition that affects approximately 1 in 10 women of reproductive age worldwide.

●	Clinical Validation: MET™ has demonstrated high accuracy in predicting surgical outcomes in women suspected of having endometriosis. The test has shown significant promise in reducing the diagnostic delay, which averages around ten years.

●	Impact: Early and precise diagnosis through MET™ can lead to timely and effective treatment, significantly improving patient outcomes and quality of life

Mitomic® Prostate Test (MPT™):

●	Purpose: To enhance the detection of clinically significant prostate cancer, reducing reliance on PSA testing, which often results in false positives and over-diagnosis.

●	Clinical Validation: MPT™ has shown the ability to predict prostate cancer accurately, distinguishing between aggressive and nonaggressive forms. This specificity is crucial in guiding treatment decisions and reducing unnecessary interventions.

●	Impact: MPT™ aims to improve patient outcomes by ensuring that only those with clinically significant prostate cancer receive treatment, thereby avoiding the side effects of unnecessary procedures. To date, our primary focus with respect to the Mitomic Technology Platform has been the integration of such assets into our business. Our initial plans for the Mitomic Technology Platform are to complete product development, manufacturing and clinical validation of the MET™ and the MPT™.

Licensed Technologies – AditxtScoreTM

We have sublicensed to Pearsanta an exclusive worldwide sub-license for commercializing the AditxtScore™ technology which provides a personalized comprehensive profile of the immune system. AditxtScore is intended to detect individual immune responses to viruses, bacteria, peptides, drugs, supplements, bone marrow and solid organ transplants, and cancer. It has broad applicability to many other agents of clinical interest impacting the immune system, including those not yet identified such as emerging infectious agents.

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

Going Concern

We were incorporated on September 28, 2017 and have not generated significant revenues to date. During the nine months ended September 30, 2024 we had a net loss of $29,472,886 and cash of $328,596 as of September 30, 2024.

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

Financial Results

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Our condensed consolidated financial statements as of September 30, 2024, show a net loss of $29,472,886. We expect to incur additional net expenses over the next several years as we continue to maintain and expand our existing operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

Results of Operations

Results of operations for the three months ended September 30, 2024 and 2023

We generated revenue of $6,854 and $124,486 for the three months ended September 30, 2024 and 2023, respectively. Cost of goods sold for the three months ended September 30, 2024 and 2023 was $467,536 and $106,922, respectively. The decrease in revenue and costs of goods sold during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was due to a decrease in AditxtScoreTM orders due to decreased COVID testing being done.

During the three months ended September 30, 2024, we incurred a loss from operations of $4,701,038. This is due to general and administrative expenses of $3,718,804, which includes approximately $870,361 in payroll expenses, $1,869,859 in professional fees, and $32 in stock-based compensation. Research and development expenses were $491,552, which includes $102,914 in consulting expenses. Sales and marketing expenses were $30,000.

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

The decrease in expenses during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was due to decreased research and development spend and decreased compensation expense due to reduced headcount.

Results of operations for the nine months ended September 30, 2024 and 2023

We generated revenue of $130,810 and $563,879 for the nine months ended September 30, 2024 and 2023, respectively. Cost of goods sold for the nine months ended September 30, 2024 and 2023 was $556,469 and $470,969, respectively. The decrease in revenue and costs of goods sold during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was due to a decrease in AditxtScoreTM orders.

During the nine months ended September 30, 2024, we incurred a loss from operations of $22,212,665. This is due to general and administrative expenses of $11,502,097, which includes approximately $2,949,534 in payroll expenses, $3,805,023 in professional fees, and $28,702 in stock-based compensation. Research and development expenses were $10,190,178 which includes $1,282,505 in consulting expenses and $6,712,663 in stock-based compensation. Sales and marketing expenses were $94,731.

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

The increase in expenses during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was due to an increased research and development spend and $1,000,000 fee paid to Evofem as part of an amendment to a merger agreement which was recorded to general and administrative expenses.

Liquidity and Capital Resources

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2024, we had an accumulated deficit of $162,867,941. We had working capital of $(22,280,585) as of September 30, 2024. During the nine months ended September 30, 2024, we purchased zero in fixed assets.

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.

On April 20, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor, pursuant to which the Company agreed to sell to such investor pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 991 shares of common stock of the Company (the “Common Stock”) at a purchase price of $1,950.40 per Pre-Funded Warrant. Concurrently with the sale of the Pre-Funded Warrants, pursuant to the Purchase Agreement in a concurrent private placement, for each Pre-Funded Warrant purchased by the investor, such investor received from the Company an unregistered warrant (the “Warrant”) to purchase two shares of Common Stock. The warrants have an exercise price of $1,376.00 per share and are exercisable for a three-year period. In addition, the Company issued a warrant to the placement agent to purchase up to 60 shares of common stock at an exercise price of $2,440.00 per share.

On August 31, 2023, the Company entered into a securities purchase agreement (the “August Purchase Agreement”) with an institutional investor for the issuance and sale in a private placement (the “Private Placement”) of (i) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 25,000 shares of the Company’s common stock at an exercise price of $0.040 per share, and (ii) warrants (the “Common Warrants”) to purchase up to 25,000 shares of the Company’s Common Stock at an exercise price of $400.00 per share. The Private Placement closed on September 6, 2023. The net proceeds to the Company from the Private Placement were approximately $9 million, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company utilized net proceeds received from the Private Placement for (i) payment of approximately $3.1 million in outstanding obligations, (ii) repayment of approximately $0.4 million of outstanding debt, and (iii) continuing operating expenses and working capital.

On December 29, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (“the “December Purchaser”) for the issuance and sale in a private placement (the “December Private Placement”) of (i) pre-funded warrants (the “December Pre-Funded Warrants”) to purchase up to 30,928 shares of the Company’s Common Stock, par value $0.001 at an exercise price of $0.04 per share, and (ii) warrants (the “December Common Warrants”) to purchase up to 61,856 shares of the Company’s Common Stock, at a purchase price of $194.00 per share.

Pursuant to the Purchase Agreement, the Company agreed to reduce the exercise price of certain outstanding warrants to purchase Common Stock of the Company (“Certain Outstanding Warrants”) held by the Purchaser to $184.00 per share in consideration for the cash payment by the December Purchaser of $5.00 per share of Common Stock underlying the Certain Outstanding Warrants, effective immediately.

The December Private Placement closed on January 4, 2024. The net proceeds to the Company from the December Private Placement were approximately $5.5 million, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company.

In addition, the Company agreed to pay H.C. Wainwright & Co., LLC (“Wainwright”) certain expenses and issued to Wainwright or its designees warrants (the “December Placement Agent Warrants”) to purchase up to an aggregate of 1,856 shares of Common Stock at an exercise price equal to $242.50 per share. The December Placement Agent Warrants are exercisable immediately upon issuance and have a term of exercise equal to three years from the date of issuance.

On May 2, 2024, the Company entered into a Securities Purchase Agreement (the “May PIPE Purchase Agreement”) with certain accredited investors, pursuant to which the Company agreed to issue and sell to such investors in a private placement (the “Private Placement”) (i) an aggregate of 4,186 shares of the Company’s Series C-1 Convertible Preferred Stock (the “Series C-1 Convertible Preferred Stock”), (ii) an aggregate of 4,186 shares of the Company’s Series D-1 Preferred Stock (the “Series D-1 Preferred Stock”), and (iii) warrants (the “May PIPE Warrants”) to purchase up to an aggregate of 40,328 shares of the Company’s common stock. The Private Placement closed on May 6, 2024. The gross proceeds from the Private Placement were approximately $4.2 million, prior to deducting the placement agent’s fees and other offering expenses payable by the Company. The Company used $1.0 million of the net proceeds to fund certain obligations under its merger agreement with Evofem Biosciences, Inc. and the remainder of the net proceeds from the offering for working capital and other general corporate purposes.

On August 8, 2024, the Company entered into a securities purchase agreement (the “Registered Direct Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to sell to such investors 4,700 shares (the “Registered Direct Shares”) of common stock of the Company (the “Common Stock”), pre-funded warrants (the “Registered Direct Pre-Funded Warrants”) to purchase up to 23,555 shares of Common Stock of the Company (the “Registered Direct Pre-Funded Warrant Shares”), having an exercise price of $0.04 per share, at a purchase price of $42.40 per share of Common Stock and a purchase price of $42.36 per Registered Direct Pre-Funded Warrant (the “Registered Direct Offering”). The shares of Common Stock and Registered Direct Pre-Funded Warrants (and shares of common stock underlying the Registered Direct Pre-Funded Warrants) were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-280757), which was declared effective by the Securities and Exchange Commission on August 6, 2024.

The closing of the sales of these securities under the Registered Direct Purchase Agreement took place on August 9, 2024. The gross proceeds from the offering were approximately $1.0 million, prior to deducting placement agent’s fees and other offering expenses payable by the Company. The Company used $500,000 of the net proceeds from the offering to fund certain obligations under its Amended and Restated Merger agreement with Evofem Biosciences, Inc and the remainder for working capital and other general corporate purposes.

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

Contractual Obligations

The following table shows our contractual obligations as of September 30, 2024:

	Payment Due by Year
	Total	2024	2025	2026
Lease	$1,308,629	$174,153	$710,546	$423,930

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have not materially changed since the Company determined that we did not maintain effective internal controls over financial reporting and the following weaknesses still exist as of September 30, 2024.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company was incorporated on September 28, 2017 and through the date of this report has generated no significant revenues. For the years ended December 31, 2023 and 2022, the Company had a net loss of $32,390,447 and $27,649,876, respectively. Our condensed consolidated financial statements as of September 30, 2024, show a net loss of $29,472,886. Our cash and cash equivalents were approximately $328,596 as of September 30, 2024. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available, we may be forced to discontinue operations, which would cause investors to lose their entire investment.

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

As of September 30, 2024, we have approximately $11.8 million in accounts payable with approximately $9.3 million that is over 90 days past due. If we are unable to repay these amounts, as well as our existing debt obligations at maturity, and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default, our secured lenders would have the right to exercise their rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business, and we would likely be forced to seek bankruptcy protection.

We may not be able to effect the transactions contemplated under the Merger Agreement with Evofem or the Arrangement Agreement with Appili. If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction.

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

As of September 30, 2024, there were 1,172 shares of common stock issuable under outstanding options, 528,610 shares of common stock issuable upon exercise of outstanding warrants at various exercise prices and approximately 268,825 shares of common stock reserved for issuance upon the standard conversion of outstanding convertible preferred stock. To the extent that holders of existing options, warrants or convertible preferred stock sell the shares of common stock issued upon the exercise of options or warrants or conversion of the convertible preferred stock, the market price of our common stock may decrease due to the additional selling pressure in the market. The risk of dilution from issuances of shares of common stock underlying existing options, warrants and convertible preferred stock may cause shareholders to sell their common stock, which could further decline in the market price.

We have entered into a Purchase Agreement with an equity line investor. If we sell shares of our common stock under the Purchase Agreement, our existing stockholders will experience immediate dilution and, as a result, our stock price may go down.

Pursuant to the Purchase Agreement, we have agreed to sell up to $150,000,000 of shares of our common stock at our option and subject to certain limitations. In addition, we may issue up to 56,250 shares of our common stock as a commitment fee under the Purchase Agreement. As of the date hereof, we have not issued or sold any shares of our common stock under the Purchase Agreement. The sale of shares of our common stock pursuant to the Purchase Agreement will have a dilutive impact on our existing stockholders. The equity line investor may resell some or all of the shares we issue to it under the Purchase Agreement and such sales could cause the market price of our common stock to decline, which decline could be significant.

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

Our obligations to certain of our creditors are secured by security interests in our assets. As of September 30, 2024, approximately $7.7 million was owed to such secured creditors. Under such agreements, we are required to pay $277,800 on a weekly basis to such creditors. If we default on our obligations under these agreements, our secured creditors could foreclose on its security interests and liquidate some or all of these assets, which would harm our financial condition and results of operations and would require us to reduce or cease operations and possibly seek Bankruptcy Protection.

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

On November 21, 2023, we received written notice from Nasdaq that we had regained compliance with the Public Float Rule. On December 29, 2023, we received written notice from Nasdaq that we had regained compliance with the Stockholders’ Equity Rule, but will be subject to a Mandatory Panel Monitor for a period of one year. If within that one-year monitoring period, Nasdaq finds the Company again out of compliance with the Stockholders’ Equity Rule, we will not be permitted to provide Nasdaq with a plan of compliance with respect to that deficiency and Nasdaq will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency. If this occurs, Nasdaq will issue a delist determination letter and we will have the opportunity to request a new hearing. In the event that we fall out of compliance with the Stockholders Equity Rule, we intends to request a new hearing.

On October 3, 2024, we were notified by Nasdaq that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq  Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq  Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of our common stock between August 20, 2024 and October 1, 2024, we no longer met the minimum bid price requirement. The notification letter has no immediate effect on the listing or trading of our common stock on The Nasdaq  Capital Market and, at this time, the common stock will continue to trade on The Nasdaq Capital Market under the symbol “ADTX.”

The notification letter provides that the Company has 180 calendar days, or until April 1, 2025, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If we do not regain compliance by April 1, 2025, an additional 180 days may be granted to regain compliance, so long as we meet Nasdaq continued listing requirements (except for the bid price requirement) and notifies Nasdaq in writing of our intention to cure the deficiency during the second compliance period. If we do not qualify for the second compliance period or fail to regain compliance during the second 180-day period, then Nasdaq will notify us of its determination to delist our common stock, at which point we will have an opportunity to appeal the delisting determination to a Hearings Panel.

As previously reported in a Current Report on Form 8-K filed by the Company,  on October 1, 2024, we filed with the Secretary of State of the State of Delaware a certificate of amendment to our certificate of incorporation to effect a reverse stock split. The reverse stock split became effective as of 4:01 p.m. Eastern Time on October 1, 2024, and our common stock began trading on a split-adjusted basis when the Nasdaq Stock Market opened on October 2, 2024. The reverse stock split was primarily intended to bring us into compliance with Nasdaq’s minimum bid price requirement. As of the date of this prospectus supplement, our common stock has had a closing bid price of at least $1.00 for fourteen consecutive business days.

If we are delisted from Nasdaq, our common stock may be eligible for trading on an over-the-counter market. If we are not able to obtain a listing on another stock exchange or quotation service for our common stock, it may be extremely difficult or impossible for stockholders to sell their shares. We intend to monitor the closing bid price of our common stock and may be required to seek approval from our stockholders to affect a reverse stock split of the issued and outstanding shares of our common stock, however, under Nasdaq Rule 5810(b)(3)(a)(iv), we will not be entitled to an additional compliance period if the proposed reverse split reverse stock split ratio, when combined with any prior reverse stock splits implements in the prior period of two years would exceed 250-for-1 in the aggregate. Our October 2024 reverse stock split when combined with our August 2023 reverse stock split exceeded 250-for-1 in the aggregate. In addition, there can be no assurance that any future reverse stock split would be approved by our stockholders. Further, there can be no assurance that the market price per new share of our common stock after the reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of our common stock outstanding before the reverse stock split. Even if the reverse stock split is approved by our stockholders, there can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing rules.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

On March 17, 2023, the Company issued a consultant 117 shares of common stock for services rendered.

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

Aditxt, Inc.

Date: November 18, 2024	By:	/s/ Amro Albanna
Amro Albanna
Chief Executive Officer (Principal Executive Officer)

Date: November 18, 2024	By:	/s/ Thomas J. Farley
Thomas J. Farley
Chief Financial Officer (Principal Financial and Accounting Officer)