Form 10-K
period 2024-12-31
Aditxt, Inc.
filed 2025-03-31
CIK 1726711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2024, based on a closing price of $13,700.00 was approximately $2,732,712.

As of March 28, 2025, the registrant had 1,159,201 and 1,159,200 shares of common stock, $0.001 par value per share, issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year to which this report relates.

ADITXT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those highlighted in Section 1A titled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	we have generated no significant revenue from commercial sales to date and our future profitability is uncertain;

●	if we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment;

●	our financial situation creates doubt whether we will continue as a going concern;

●	we may need to raise additional funding, which may not be available on acceptable terms, or at all;

●	even if we can raise additional funding, we may be required to do so on terms that are dilutive to you.;

●	the regulatory approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of our future product candidates, if any;

●	we may encounter substantial delays in completing our clinical studies which in turn will require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities;

●	if our future pre-clinical development and future clinical Phase I/II studies are unsuccessful, we may be unable to obtain regulatory approval of, or commercialize, our product candidates on a timely basis or at all;

●	even if we receive regulatory approval for any of our product candidates, we may not be able to successfully commercialize the product and the revenue that we generate from their sales, if any, may be limited;

●	adverse events involving our products may lead the FDA or applicable foreign regulatory agency to delay or deny clearance for our products or result in product recalls that could harm our reputation, business and financial results;

●	certain technologies are subject to licenses from LLU and Stanford (as defined below), each of which are revocable in certain circumstances, including in the event we do not achieve certain payments and milestone deadlines. Without these licenses, we may not be able to continue to develop our product candidates;

●	if we were to lose our CLIA certification or state laboratory licenses, whether as a result of a revocation, suspension or limitation, we would no longer be able to offer our assays (including our AditxtScore™ platform), which would limit our revenues and harm our business. If we were to lose, or fail to obtain, a license in any other state where we are required to hold a license, we would not be able to test specimens from those states;

●	our results of operations will be affected by the level of royalty and milestone payments that we are required to pay to third parties;

●	we face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do;

●	our technologies and products under development, and our business, may fail if we are not able to successfully commercialize them and ultimately generate significant revenues as a result;

●	customers may not adopt our products quickly, or at all;

●	the failure to obtain or maintain patents, licensing agreements and other intellectual property could materially impact our ability to compete effectively;

●	some of our intellectual property may be subject to “march-in” rights by the U.S. federal government;

●	we do not expect to pay dividends in the foreseeable future;

●	we have issued a significant number of restricted stock awards, restricted stock units, options and warrants and may continue to do so in the future. The vesting and, if applicable, exercise of these securities and the sale of the shares of common stock issuable thereunder may dilute your percentage ownership interest and may also result in downward pressure on the price of our common stock;

●	future sales or issuances of substantial amounts of our common stock, including, potentially as a result of future acquisitions or strategic transactions, including the transactions with Evofem Biosciences, Inc. and Appili Therapeutics, Inc. could result in significant dilution;

●	while we have entered into a Merger Agreement with Evofem Biosciences, Inc. and an Arrangement Agreement with Appili Therapeutics, Inc., we cannot assure you that such transactions will be consummated or, that if such transaction is consummated, that it will be accretive to stockholder value;

●	we may engage in future acquisitions or strategic transactions, including the transactions Evofem Biosciences, Inc. and Appili Therapeutics, Inc., which may require us to seek additional financing or financial commitments, increase our expenses and/or present significant distractions to our management;

●	we have entered into a Common Stock Purchase Agreement with an equity line investor pursuant to which we may issue and sell up to $150 million of our common stock, which could result in significant dilution;

●	we have entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC pursuant to which we may issue and sell up to $35 million of our common stock, which could result in significant dilution;

●	we were notified by the Listing Qualifications Staff of Nasdaq that it has determined that as of March 6, 2025, the Company’s securities had a closing bid price of $0.10 or less for ten consecutive trading days. As a result, we are subject to the provisions contemplated under Listing Rule 5810(c)(3)A)(iii) and the Staff has determined to delist our securities from The Nasdaq Capital Market. On March 12, 2025, we filed with the Secretary of State of the State of Delaware a certificate of amendment to our certificate of incorporation to effect a 1:250 reverse stock split. The reverse stock split became effective as of 4:01 p.m. Eastern Time on March 14, 2025, and our common stock began trading on a split-adjusted basis when the Nasdaq Stock Market opened on March 17, 2025. The reverse stock split is primarily intended to bring the Company into compliance with Nasdaq’s minimum bid price requirement. On March 14, 2025, we submitted an appeal to Nasdaq, which will stay the delisting and suspension of our securities pending the decision of the Nasdaq Hearings Panel. Hearings are typically scheduled to occur approximately 30-45 days after the date of the hearing request. At the hearing, the Company intends to present its views and its plans to regain compliance with the minimum bid price rules to the Panel. There can be no assurance that the Company will be able to evidence compliance with the minimum bid price rules or any other applicable requirements for continued listing on The Nasdaq Capital Market prior to the hearing. It is the Company’s understanding that the Panel typically issues its decision within 30 days after the hearing; and

●	exclusive forum provisions in our amended and restated certificate of incorporation and amended and restated bylaws.

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

Our Model

Aditxt is not about a single idea or a single molecule. We believe that it is about making sure the right innovation is made possible. Our business model has three main components as follows:

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

Since our inception, we have built infrastructure consisting of innovation, operation, commercialization, content and engagement, finance, personnel, and administration, to support the rapid transformation of untapped innovations. Each of the main components of our infrastructure has established global access to partnerships with industry leaders, top-rated research and medical institutions, universities, manufacturing and distribution companies, and critical infrastructure such as CLIA-certified state-of-the art labs and manufacturing.

The Shifting Landscape of Innovation

Innovation in general, and health innovations specifically, require significant resources. The convergence of biotech, high-tech, and media offers new possibilities of accelerating breakthrough innovations faster and more efficiently. This approach reflects our mission of “Making Promising Innovations Possible, Together”.

We believe that people deserve innovative solutions, which have never been more within reach. We believe the best idea, best product and the best solution will come from creating an ecosystem where all stakeholders, such as vendors, customers, municipalities, and shareholders contribute. When we disrupt the way we’re innovating, through our collaborative model, we believe we can move faster and more efficiently to activate viable solutions that have the potential to make a measurable impact.

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

THE ADITXT PROGRAMS

We are a commercial-stage company with a mission of bringing stakeholders together, to transform promising innovations into products and services that could address some of the most challenging needs. Our current focus spans five critical areas: immune health, precision health, population health, women’s health, and neurologic health. We are developing a robust portfolio and pipeline of products at various stages of development and also regularly seek to acquire complementary assets and products through acquisitions and other strategic transactions. Set forth below is a summary of our current programs.

Program	Focus	Product	Indication	Development	Pre-Launch	Commercial
Adimune	Immune Health	ADI-100	Psoriasis	X
Adimune	Immune Health	ADI-100	Type 1 diabetes	X
Adimune	Immune Health	ADI-100	Stiff-persons syndrome	X
Adimune	Immune Health	ADI-100	Skin allografting	X
Pearsanta	Precision Health	AditxtScore Ab	COVID-19	X	X	X
Pearsanta	Precision Health	AditxtScore NAb	COVID-19	X	X	X
Pearsanta	Precision Health	MET	Endometriosis	X	X
Pearsanta	Precision Health	MPT	Prostate CA	X	X
Pearsanta	Precision Health	UTI	Advanced UTI	X
Pearsanta	Precision Health	MOT	Ovarian CA	X
Pearsanta	Precision Health	PLT	Lung CA	X
Pearsanta	Precision Health	LFA-RVP	Flu A/B, COVID	X
Pearsanta	Precision Health	AditxtScore T1D	Type 1 diabetes	X
Pearsanta	Precision Health	AditxtScore CNS	NMO & MOGAD	X
Brain Scientific	Neuro Health	NeuroCap/NeuroEEG	Epilepsy/TBI/Dementia	X	X

ADIMUNE, INC.

Formed in January 2023, Adimune™, Inc. (“Adimune”) is focused on leading our immune modulation therapeutic programs. Adimune’s proprietary immune modulation product Apoptotic DNA Immunotherapy™ (ADI™) utilizes a novel approach that mimics the way our bodies naturally induce tolerance to our own tissues. It includes two DNA molecules designed to deliver signals to induce tolerance. ADI-100, the first product candidate based on the ADI platform, is designed to tolerize against an antigen known as glutamic acid decarboxylase (“GAD”), which is implicated in type-1 diabetes, psoriasis, and in many autoimmune diseases of the CNS and has been successfully tested in several preclinical models (e.g., skin grafting, psoriasis, type 1 diabetes, multiple sclerosis).

All preclinical studies ADI-100 have been completed providing several data points supporting the potential effectiveness of ADI-100 in restoring durable tolerance over the 10-month duration of the T1D studies both in prevention and treatment study designs. Preclinical safety and toxicology studies have shown absence of drug toxicity, no antibody formation to the drug product, and a lack of persistence in all organs evaluated. Furthermore, Adimune has demonstrated in three separate preclinical studies that ADI-100 does not impair the responsiveness of the immune system to combat infection, cancer, or the tumor fighting capabilities of checkpoint inhibitors.

Good Manufacturing Process (GMP) clinical-grade drug substances have been successfully manufactured by a qualified contract manufacturer. The clinical grade drug substances are now being prepared for shipment to another contract manufacturer to be formulated into the final drug product in preparation for stability testing and use in the clinical trials pending required regulatory submissions. Lastly, two remaining drug product release assays specifically designed for ADI-100 are in the final stages of validation to be used once the final drug product is ready.

Preclinical and manufacturing data, including the clinical-grade drug substance, are essential components of the complete dossier that we intend to submit to the regulatory agencies, which evaluate the safety and quality of the final drug product to be administered in the clinical trials. Adimune has had pre-submission meetings with the regulatory agency in Germany and has completed the additional studies requested.

For the clinical trials that are planned in Germany, Adimune has engaged with a Contract Research Organization (CRO) to manage the process, including site selection for clinical studies planned in psoriasis and type 1 diabetes. In parallel, Adimune is working with the Mayo Clinic to prepare the IND package for FDA submission and is awaiting a pre-IND meeting expected in the second quarter of this year to review the package before full submission. In May 2023, Adimune entered into a clinical trial agreement with Mayo Clinic to advance clinical studies targeting autoimmune diseases of the central nervous system (“CNS”) with the initial focus on the rare, but debilitating, autoimmune disease Stiff Person Syndrome (“SPS”). According to the National Organization of Rare Diseases, the exact incidence and prevalence of SPS is unknown; however, one estimate places the incidence at approximately one in one million individuals in the general population. Pending approval by the International Review Board and U.S. Food and Drug Administration, a human trial for SPS is expected get underway in 2025 with enrollment of 10-20 patients, some of whom may also have type 1 diabetes. ADI-100 will initially be tested for safety and efficacy.

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

PEARSANTA, INC.

Formed in January 2023, our majority owned subsidiary Pearsanta™, Inc. (“Pearsanta”) seeks to take personalized medicine to a new level by delivering “Health by the Numbers.” On November 22, 2023, Pearsanta entered into an assignment agreement with FirstVitals LLC, an entity controlled by Pearsanta’s CEO, Ernie Lee (“FirstVitals”), pursuant to which FirstVitals assigned its rights in certain intellectual property and website domain to Pearsanta in consideration of the issuance of 8,334 shares of Pearsanta common stock to FirstVitals. On December 18, 2023, the board of directors of Pearsanta adopted the Pearsanta 2023 Omnibus Equity Incentive Plan (the “Pearsanta Omnibus Incentive Plan”), pursuant to which it reserved 15 million shares of common stock of Pearsanta for future issuance under the Pearsanta Omnibus Incentive Plan and the Pearsanta 2023 Parent Service Provider Equity Incentive Plan (the “Pearsanta Parent Service Provider Plan”) and approved the issuance of 9.32 million options, exercisable into shares of Pearsanta common stock under the Pearsanta Parent Service Provider Plan and the issuance of 4.0 million options, exercisable into shares of Pearsanta common stock, subject to vesting, and 1.0 million restricted common stock shares under the Pearsanta Omnibus Incentive Plan. On January 4, 2024, Pearsanta completed its acquisition of certain assets of MDNA Life Sciences Inc., pursuant to which Pearsanta acquired the Mitomic® Technology platform, patents, and intellectual property in consideration of 5 shares of the Company’s Common Stock, Warrants to purchase 5 shares of the Company’s Common Stock, and 5,000 shares of the Pearsanta Series A Convertible Preferred Stock. On January 13, 2025, the Company announced that its Board of Directors authorized management to explore taking Pearsanta public via a proposed initial public offering in 2025.

On March 21, 2025, Pearsanta acquired certain patents related to the detection of DNA adducts for detection of changes to the DNA that may lead to potentially disease-causing mutations, in consideration of 200 shares of Pearsanta Series B Preferred Stock.

We believe that the best approach may be its early detection. Pearsanta is pioneering the development of molecular tests based on the mitochondrial genome to develop tests for early detection of cancer. Though further technical development and clinical validation is required to determine efficacy in multiple diseases and disease states, our management believes that the unique structural and functional characteristics of mitochondrial DNA (mtDNA), and more specifically mutated mtDNA, make mtDNA a biological system for biomarker identification, early disease detection, monitoring, risk assessment, and therapeutic targeting.

Pearsanta acquired the assets of MDNA Life Sciences Inc. on January 4, 2024. Through the acquisition of these assets, and in particular the Mitomic Technology platform, patents, and intellectual property, our management believes that the Pearsanta is well positioned for research and discovery of mitochondrial DNA based biomarkers, and though untested and requiring clinical validation, the development and commercial application of mitochondrial DNA based biomarkers for a wide spectrum of human diseases.

Pearsanta is continuing to leverage this technology to discover mitochondrial DNA based biomarkers. Though Pearsanta has no commercially available FDA or foreign regulator approved products, Pearsanta has two product candidates in develop and hopes to enter the cancer screening market with these two product candidates, and if proven successful continue to discover mitochondrial DNA based biomarkers and develop a pipeline of disease screening and diagnostics tests. The current in-development products include a potential product for prostate cancer diagnosis and a potential product for the detection of endometriosis. Pearsanta has also discovered mitochondrial DNA based biomarkers, which it believes are associated with ovarian cancer and lung cancer; and Pearsanta intends to pursue the biomarker identification phase of development for pancreatic, liver, breast, stomach, esophageal, and colorectal cancers.

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

AditxtScore is being developed to enable individuals and their healthcare providers to understand, manage and monitor their immune profiles and to stay informed about attacks on or by their immune system. We believe AditxtScore can also assist the medical community and individuals by being able to anticipate the immune system’s potential response to viruses, bacteria, allergens, and foreign tissues such as transplanted organs. This technology may be able to serve as a warning signal, thereby allowing for more time to respond appropriately. Its advantages include the ability to provide simple, rapid, accurate, high throughput assays that can be multiplexed to determine the immune status with respect to several factors simultaneously, in approximately 3-16 hours. In addition, it can determine and differentiate between distinct types of cellular and humoral immune responses (e.g., T and B cells and other cell types). It also provides for simultaneous monitoring of cell activation and levels of cytokine release (i.e., cytokine storms).

In collaboration with its partners, the platforms underlying AditxtScore are being further evaluated for evaluating the immune status of individuals including those with hypersensitivity to certain antigens (e.g., patients with autoimmunity). These tests may become tools that can monitor dynamic changes after administration of immunotherapies designed to tolerize to these target antigens.

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

Acquired Technologies – Mitomic® Technology Platform

In January 2024 Pearsanta acquired the assets comprising our Mitomic® Technology platform from MDNA Life Sciences Inc. This platform seeks to harness the unique properties of mitochondrial DNA (“mtDNA”) to detect disease through non-invasive, blood-based liquid biopsies. Though further technical development and clinical validation is required to determine efficacy in multiple diseases and disease states, our management believes that the unique structural and functional characteristics of mtDNA, and more specifically mutated mtDNA, make mtDNA a biological system for biomarker identification, early disease detection, monitoring, risk assessment, and therapeutic targeting.

Pearsanta plans to license distribution rights through various agreements with U.S.-based and international business partners to commercialize our Mitomic® Technology, should Mitomic® tests be successfully developed and successfully approved by the FDA or a foreign regulator. We believe our biomarker portfolio covers many high-clinical need cancers, with potential applications outside oncology.

Aditxt leases and operates a state-of-the-art facility located in Richmond VA, that is a high-complexity, CLIA-certified, and CAP-accredited laboratory equipped to accommodate rapid development and rollout of innovative laboratory tests for the clinical market. Our laboratory facility is optimized for contamination prevention including dedicated workspaces for key functions; advanced molecular biology capabilities including digital PCR, real-time PCR, automated electrophoresis with scale-up capacity and redundancy; and automated and semi-automated (robotic) processes for DNA/RNA isolation and liquid handling to achieve efficient and standardized workflows.

Our Mitomic® Products and Product Candidates

The Mitomic® Technology targets mutations in mitochondrial DNA to detect disease. Every human cell is home to multiple copies of mitochondrial DNA, some of which become mutated beyond repair when cells are stressed by diseases such as cancer. Though further technical development and clinical validation is required to determine efficacy, Mitomic® tests are being designed to detect this mutated DNA, which can accumulate from the very early stages of a disease. If the development of Mitomic® tests is successful and if Mitomic® tests can achieve their still unproven objective of early disease detection, our Mitomic® Technology presents an opportunity to detect disease before it presents clinically.

The Mitomic® Technology platform is designed to identify biomarker targets, develop robust assays, discover new biomarkers, and develop new products. The biomarker identification program is based on the identification of a new class of molecules generated through a process associated with mitochondria. The Mitomic® Technology platform has already discovered biomarkers which are believed to be associated with cancer and has generated an “in-silico” database, which is an experiment that generates thousands of potential biomarkers, developed through computer software and simulation.

To date, the Mitomic® Technology biomarker discoveries have identified numerous biomarker targets from the in-silico database and we plan to use these biomarker targets in its various assay development programs.

Mitomic® Prostate Test (MPT™) is currently in development and is being designed as a blood-based assay that quantifies the level of the 3.4kb mitochondrial DNA deletion. Published analytical data for the 3.4kb mitochondrial DNA deletion associated with prostate cancer, suggests the 3.4kb mitochondrial DNA deletion may be able to identify clinically significant prostate cancer for men in the prostate-specific antigen (PSA) grey zone (PSA < 10ng/ml) and if proven through ongoing clinical study, the 3.4kb mitochondrial DNA deletion may be able to aid in the decision to biopsy. Some of the significant clinical challenges that have not been met for prostate cancer are that up to 50% of men will be ‘over’ diagnosed with cancer that never harms them1 and the risks associated with treatment of low-grade cancers (≤ Gleason 6) appear to outweigh the benefits –e.g. urinary incontinence, erectile dysfunction. 1 NIH National Cancer Institute reports this number is even higher at ~ 75% based on 5-year survival rates. Seer database (https://seer.cancer.gov/statfacts/html/prost.html).

Our Mitomic® Prostate Test is in development and is being designed with the following objectives:

●	Simple – The test is expected to be completed using a patient’s blood sample and is not expected to require an algorithm.

●	Provide New Information – If ongoing clinical studies support the published analytical data for the 3.4kb mitochondrial DNA deletion, healthcare providers will be provided with new information related to clinically significant prostate cancer – independent of PSA, age, and family history.

Mitomic Endometriosis Test (MET™) is currently in development and is being designed as a blood-based assay that quantifies the level of one or more mitochondrial DNA deletions which published analytical data suggest are associated with endometriosis – a condition affecting approximately 1 in 10 women according to Endometriosis World and the World Health Organization. The Mitomic Endometriosis Test is intended for use in females of child-bearing age who present symptoms of endometriosis to determine whether medical or surgical intervention is warranted.

Endometriosis occurs when the tissue of the uterus (endometrium) grows on areas where it does not belong, most often on the ovaries, fallopian tubes, outer surface of the uterus, and tissues holding the uterus, but can be found almost anywhere in the body. Endometriosis is challenging to identify, and on average takes ten years to diagnose, and when patients are finally diagnosed, greater than 90% have moderate to severe symptoms.

Acquired Technologies – Adductomics Technology

On March 21, 2025, Pearsanta acquired certain patents related to the detection and analysis of DNA adducts. DNA adducts are chemically modified nucleotides that result from exposure to carcinogens and other damaging agents, serving as early indicators of genomic instability and increased cancer risk. The acquired technology includes proprietary mass-tag enhancements designed to improve the sensitivity and specificity of DNA adduct detection across a full genomic landscape.

Pearsanta intends to develop this platform to enable a comprehensive, panoramic assessment of DNA adducts using urine, blood, or solid tissue samples. This approach aims to provide actionable insights into DNA damage before mutations occur, offering the potential to identify environmental or biological factors that contribute to cancer risk. The development roadmap includes further validation of the technology and the creation of commercially available diagnostic kits. While still in the early stages, Pearsanta anticipates that additional development over the next two to three years will advance this platform toward clinical and commercial applications.

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

In October 2024, the Company received notice that Cellvera was the subject of a liquidation proceeding and that a liquidator had been appointed by the order of the Eastern Caribbean Supreme Court. As a result, the Company does not presently believe that the proposed acquisition of Cellvera will be completed as proposed or at all.

Our commitment to building our antiviral portfolio is strategic and timely. We believe that there has never been a more important time to address the growing global need to uncover new treatments or commercialize existing ones that treat life-threatening global viral infections.

Employees

We twenty-six (26) full time employees as of December 31, 2024. We consider the relations with our employees to be good.

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

We were incorporated in September 2017 and have a limited operating history and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next several years as we commence our research and development efforts, conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. Our net loss for the years ended December 31, 2024 and 2023 was $35,020,058 and $32,390,447, respectively, and our accumulated deficit as of December 31, 2024 was $168,094,569. There can be no assurance that the products under development by us will be approved for sale in the U.S. or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

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

The Company was incorporated on September 28, 2017 and through the date of this report has generated no significant revenues. For the years ended December 31, 2024 and 2023, the Company had a net loss of $35,020,058 and $32,390,447, respectively. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available, we may be forced to discontinue operations, which would cause investors to lose their entire investment.

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

The commercial success of our in-development and future diagnostic tests and services depends upon attaining significant market acceptance among payers, providers, clinics, patients, and biopharmaceutical companies.

Our commercial success depends, in part, on the acceptance of our diagnostic tests and services as being safe and relatively simple for medical personnel to learn and use, clinically flexible, operationally versatile and, with respect to providers and payers, cost effective. We cannot predict how quickly, if at all, payers, providers, clinics and patients will accept future diagnostic tests and services or, if accepted, how frequently they will be used. These constituents must believe that our diagnostic tests offer benefits over other available alternatives.

The degree of market acceptance of our in development and future diagnostic tests and services depends on a number of factors, including:

●	whether there is adequate utilization of our tests by clinicians, biopharmaceutical companies and other target groups based on the potential and perceived advantages of our diagnostic tests over those of our competitors;

●	the convenience and ease of use of our diagnostic tests relative to those currently on the market;

●	the effectiveness of our sales and marketing efforts;

●	the ability of our distribution partners to meet sales forecasts;

●	our ability to provide incremental data that show the clinical benefits and cost effectiveness, and operational benefits, of our diagnostic tests;

●	the coverage and reimbursement acceptance of our products and services;

●	pricing pressure, including from group purchasing organizations (GPOs), seeking to obtain discounts on our diagnostic tests based on the collective bargaining power of the GPO members;

●	negative publicity regarding our or our competitors’ diagnostic tests resulting from defects or errors;

●	the accuracy of our tests relative to those of our competitors;

●	ability to obtain any requisite premarket authorization from FDA prior to commercializing our tests;

●	product labeling or product insert requirements by the FDA or other regulatory authorities; and

●	limitations or warnings contained in the labeling cleared or approved by the FDA or other authorities.

We need to ensure strong product performance and reliability to maintain and grow our business.

Upon reaching commercialization, we will need to maintain and continuously improve the performance and reliability of our diagnostic tests to achieve our profitability objectives. Poor product performance and reliability could lead to customer dissatisfaction, adversely affect our reputation and revenues, and increase our service and distribution costs and working capital requirements. Our diagnostic tests may contain errors or defects, and while we have made efforts to test them extensively, we cannot assure that our current diagnostic tests, or those developed in the future, will not have performance problems. Any performance issues with our diagnostic tests now or in the future will increase our costs and accordingly adversely affect our business, financial condition and results of operations.

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

Our ability to offer new products and continue the development of our existing products, depends upon us maintaining strong relationships with health care professionals.

If we fail to maintain our working relationships with health care professionals, many of our products may not be developed and offered in line with the needs and expectations of the professionals who use and support our products, which could cause a decline in our earnings and profitability. The research, development, marketing, and sales of our products is expected to be dependent upon our maintaining working relationships with such health care professionals, and the use of our products is expected to often require the participation of health care professionals. In addition, health care professionals are the primary customer groups we expect to market and sell our products directly to, further highlighting the importance of our relationship with such health care professionals. If we are unable to maintain our relationships with these professionals, we may lose our primary customer base, our products may not be utilized correctly or to their full potential, and our ability to develop, manufacture, and market future products may be significantly stunted.

We operate in a highly competitive industries and we may be unable to compete effectively.

We expect to compete domestically and internationally in the neurology, diagnostic imaging and MedTech markets and the motion control market. These markets are characterized by rapid change resulting from technological advances and scientific discoveries. In the product lines and offered services in which we plan to compete, we face a mixture of competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of niche products. Development by other companies of new or improved products, processes, technologies, or the introduction of reprocessed products or generic versions when our proprietary products lose their patent protection may make our existing products or proposed products less competitive. Competitive factors include product reliability, product performance, product technology, product quality, breadth of product lines, product services, customer support, price, and reimbursement approval from health care insurance providers.

We also face competition for marketing, distribution, and collaborative development agreements, for establishing relationships health care professionals, medical associations, and academic and research institutions, and for licenses to intellectual property. In addition, academic institutions, governmental agencies and other public and private research organizations also may conduct research, seek patient protection and establish collaborative arrangements for discovery, research, clinical development and marketing of products similar to ours. These companies, professionals, and institutions compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring necessary product technologies.

Technological breakthroughs in electric motors could render our Motion Products obsolete.

The electric motor market is subject to rapid technological change and product innovation. Our electric motors are based on its proprietary technology, but several companies are pursuing new technologies, including sensing technologies for electric engines. Any technological breakthroughs could render our Motion Products obsolete, would have a material adverse effect on our business, financial condition and results of operations and could result in our shareholders losing their entire investment.

We expect to rely on third-party manufacturers for certain of our products and will be dependent on their quality and effectiveness.

Our neurological and electric motor products will require precise, high-quality manufacturing. The failure to achieve and maintain high manufacturing standards, including failure to detect or control anticipated or unanticipated manufacturing errors or the frequent occurrence of such errors, could result in user injury or death, discontinuance or delay of ongoing or planned clinical studies, delays or failures in product testing or delivery, cost overruns, product recalls or withdrawals and other problems that could seriously hurt our business. Contract medical device manufacturers often encounter difficulties involving production yields, quality control and quality assurance and shortages of qualified personnel. These manufacturers are subject to stringent regulatory requirements, including the FDA’s current good-manufacturing-practices regulations. If our contract manufacturers fail to maintain ongoing compliance at any time, the production of our products could be interrupted, resulting in delays or discontinuance of our clinical studies, additional costs and loss of potential revenues.

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

Risks Related to Our Acquisition Strategy

Our acquisition strategy exposes us to substantial risk.

Our acquisition of companies is subject to substantial risk, including but not limited to the failure to identify material problems during due diligence (for which we may not be indemnified post-closing), the risk of over-paying for assets (or not making acquisitions on an accretive basis), the ability to obtain or retain customers and the risks of entering markets where we have limited experience. While we perform due diligence on prospective acquisitions, we may not be able to discover all potential operational deficiencies in such entities.

Our acquisition targets may not perform as expected or the returns from such businesses may not support the financing utilized to acquire them or maintain them. Furthermore, integration and consolidation of acquired businesses requires substantial human, financial and other resources and may divert management’s attention from our existing business concerns, disrupt our ongoing business or not be successfully integrated. Even if we consummate businesses that we believe will be accretive, those businesses may in fact result in a decrease in revenues as a result of incorrect assumptions in our evaluation of such businesses, unforeseen consequences, or other external events beyond our control. Furthermore, if we consummate any future acquisitions, our capitalization and results of operations may change significantly, and stockholders will generally not have the opportunity to evaluate the economic, financial, and other relevant information that we will consider in determining the application of these funds and other resources. As a result, the consummation of acquisitions may have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may experience difficulty as we evaluate, acquire and integrate businesses that we may acquire, which could result in drains on our resources, including the attention of our management, and disruptions of our on-going business.

We acquire small to mid-sized businesses in various industry segments. Generally, because such businesses are privately held, we may experience difficulty in evaluating potential target businesses as much of the information concerning these businesses is not publicly available. Therefore, our estimates and assumptions used to evaluate the operations, management and market risks with respect to potential target businesses may be subject to various risks and uncertainties. Further, the time and costs associated with identifying and evaluating potential target businesses may cause a substantial drain on our resources and may divert our management team’s attention away from the operations of our businesses for significant periods of time.

In addition, we may have difficulty effectively integrating and managing acquisitions. The management or improvement of businesses we acquire may be hindered by a number of factors, including limitations in the standards, controls, procedures and policies implemented in connection with such acquisitions. Further, the management of an acquired business may involve a substantial reorganization of the business’ operations resulting in the loss of employees and customers or the disruption of our ongoing businesses. We may experience greater than expected costs or difficulties relating to an acquisition, in which case, we might not achieve the anticipated returns from any particular acquisition.

We may not be able to effectively integrate the businesses that we acquire.

Our ability to realize the anticipated benefits of acquisitions will depend on our ability to integrate those businesses with our own. The combination of multiple independent businesses is a complex, costly and time-consuming process and there can be no assurance that we will be able to successfully integrate businesses into our business, or if such integration is successfully accomplished, that such integration will not be costlier or take longer than presently contemplated. Integration of future acquisitions may include various risks and uncertainties, including the factors discussed in the paragraph below. If we cannot successfully integrate and manage the businesses within a reasonable time, we may not be able to realize the potential and anticipated benefits of such acquisitions, which could have a material adverse effect on our stock price, business, cash flows, results of operations and financial position.

We will consider acquisitions that we believe will complement, strengthen and enhance our growth. We evaluate opportunities on a preliminary basis from time to time, but these transactions may not advance beyond the preliminary stages or be completed. Such acquisitions are subject to various risks and uncertainties, including:

●	the inability to integrate effectively the operations, products, technologies and personnel of the acquired companies (some of which are in diverse geographic regions) and achieve expected synergies;

●	the potential disruption of existing business and diversion of management’s attention from day-to-day operations;

●	the inability to maintain uniform standards, controls, procedures and policies;

●	the need or obligation to divest portions of the acquired companies;

●	the potential failure to identify material problems and liabilities during due diligence review of acquisition targets;

●	the potential failure to obtain sufficient indemnification rights to fully offset possible liabilities associated with acquired businesses; and

●	the challenges associated with operating in new geographic regions.

The integration of our acquisitions may result in significant accounting charges that adversely affect the announced results of our Company.

The financial results of our Company may be adversely affected by cash expenses and non-cash accounting charges incurred in connection with our recent acquisitions. In addition to the anticipated cash charges, costs associated with the amortization of intangible assets are expected. The price of our common stock could decline to the extent our financial results are materially affected by the foregoing charges or if the foregoing charges are larger than anticipated.

Our planned acquisitions may result in unexpected consequences to our business and results of operations.

Although we believe that our planned acquisitions will generally be subject to risks similar to those to which we are subject to in our existing operations, we may not have discovered all risks applicable to these businesses during the due diligence process. Some of these risks could produce unexpected and unwanted consequences for us. Undiscovered risks may result in us incurring financial liabilities, which could be material and have a negative impact on our business operations.

Failure to manage our growing and changing business could have a material adverse effect on our business, prospects, financial condition, and results of operations.

As we grow, we expect to encounter additional challenges to our internal processes, capital commitment process, and acquisition funding and financing capabilities. Our existing operations, personnel, systems, and internal control may not be adequate to support our growth and expansion and may require us to make additional unanticipated investments in our infrastructure. To manage the future growth of our operations, we will be required to improve our administrative, operational, and financial systems, procedures, and controls, and maintain, expand, train, and manage our growing employee base. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies successfully or respond to competitive pressures. As a result, our business, prospects, financial condition, and results of operations could be materially and adversely affected.

We face competition for businesses that fit our acquisition strategy and, therefore, we may have to acquire targets at sub-optimal prices or, alternatively, forego certain acquisition opportunities.

Our acquisition strategy is focused on the acquisition of small to mid-sized businesses. In pursuing such acquisitions, we expect to face strong competition from a wide range of other potential purchasers. Although the pool of potential purchasers for such businesses is typically smaller than for larger businesses, those potential purchasers can be aggressive in their approach to acquiring such businesses. Furthermore, we expect that we will need to use third-party financing in order to fund some or all of these potential acquisitions, thereby increasing our acquisition costs. To the extent that other potential purchasers do not need to obtain third-party financing or are able to obtain such financing on more favorable terms, they may be in a position to be more aggressive with their acquisition proposals. As a result, in order to be competitive, our acquisition proposals may need to be aggressively priced, including at price levels that exceed what we originally determined to be fair or appropriate. Alternatively, we may determine that we cannot pursue on a cost-effective basis what would otherwise be an attractive acquisition opportunity.

We may not be able to successfully fund acquisitions due to the unavailability of equity or debt financing on acceptable terms, which could impede the implementation of our acquisition strategy.

We intend to finance acquisitions primarily through additional debt and equity financings. Because the timing and size of acquisitions cannot be readily predicted, we may need to be able to obtain funding on short notice to benefit fully from attractive acquisition opportunities. The sale of additional shares of any class of equity will be subject to market conditions and investor demand for such shares at prices that may not be in the best interest of our stockholders. The sale of additional equity securities could also result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. These risks may materially adversely affect our ability to pursue our acquisition strategy.

We may change our management and acquisition strategies without the consent of our stockholders, which may result in a determination by us to pursue riskier business activities.

We may change our strategy at any time without the consent of our stockholders, which may result in our acquiring businesses or assets that are different from, and possibly riskier than, the strategy described in this prospectus. A change in our strategy may increase our exposure to interest rate and currency fluctuations, subject us to regulation under the Investment Company Act or subject us to other risks and uncertainties that affect our operations and profitability.

In the future, we may seek to enter into credit facilities to help fund our acquisition capital and working capital needs. These credit facilities may expose us to additional risks associated with leverage and may inhibit our operating flexibility.

We may seek to enter into credit facilities with third-party lenders to help fund our acquisitions. Such credit facilities will likely require us to pay a commitment fee on the undrawn amount and will likely contain a number of affirmative and restrictive covenants. If we violate any such covenants, our lenders could accelerate the maturity of any debt outstanding. Such debt may be secured by our assets, including the stock we may own in businesses that we acquire. Our ability to meet our debt service obligations may be affected by events beyond our control and will depend primarily upon cash produced by businesses that we currently manage and may acquire in the future and distributed or paid to us. Any failure to comply with the terms of our indebtedness may have a material adverse effect on our financial condition.

In addition, we expect that such credit facilities will bear interest at floating rates which will generally change as interest rates change. We will bear the risk that the rates that we are charged by our lenders will increase faster than we can grow the cash flow from our businesses or businesses that we may acquire in the future, which could reduce profitability, materially adversely affect our ability to service our debt, cause us to breach covenants contained in our third-party credit facilities and reduce cash flow available for distribution.

If, in the future, we cease to control and operate our businesses or other businesses that we acquire in the future or engage in certain other activities, we may be deemed to be an investment company under the Investment Company Act.

We have the ability to make investments in businesses that we will not operate or control. If we make significant investments in businesses that we do not operate or control, or that we cease to operate or control, or if we commence certain investment-related activities, we may be deemed to be an investment company under the Investment Company Act. Our decision to sell a business will be based upon financial, operating and other considerations rather than a plan to complete a sale of a business within any specific time frame. If we were deemed to be an investment company, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the Securities and Exchange Commission, or the SEC, or modify our investments or organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially adversely affect our financial condition, business and results of operations, materially limit our ability to borrow funds or engage in other transactions involving leverage and require us to add directors who are independent of us and otherwise will subject us to additional regulation that will be costly and time-consuming.

If intangible assets and goodwill that we recorded in connection with our acquisitions become impaired, we may have to take significant charges against earnings.

In connection with the accounting for our completed acquisitions, we may be required to record a significant amount of intangible assets, including developed technology, in-process research and development, and customer relationships relating to the acquired product lines, and goodwill. Under generally accepted accounting principles in the United States, we must assess, at least annually and potentially more frequently, whether the value of indefinite-lived intangible assets and goodwill have been impaired. Intangible assets and goodwill are assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of intangible assets and goodwill will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

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

Risks Related to Our Common Stock

Our ability to have our securities traded on the Nasdaq Capital Market is subject to us meeting applicable listing criteria.

As previously reported in a Current Report on Form 8-K filed by the Company, on October 3, 2024, the Company was notified (the “October Notification Letter”) by the staff (the “Staff”) of The Nasdaq Stock Market, LLC (“Nasdaq”) that it was not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market as the bid price of its securities had closed at less than $1.00 per share over the previous 30 consecutive business days. Therefore, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the company was provided 180 calendar days, or util April 1, 2025, to regain compliance with the rule.

On March 7, 2025, the Company was notified by the Staff that it has determined that as of March 6, 2025, the Company’s securities had a closing bid price of $0.10 or less for ten consecutive trading days. As a result, the Company is subject to the provisions contemplated under Listing Rule 5810(c)(3)A)(iii) and the Staff has determined to delist the Company’s securities from The Nasdaq Capital Market.

On March 14, 2025, the Company submitted an appeal to Nasdaq, which will stay the delisting and suspension of the Company’s securities pending the decision of the Nasdaq Hearings Panel (the “Panel”). Hearings are typically scheduled to occur approximately 30-45 days after the date of the hearing request. At the hearing, the Company intends to present its views and its plans to regain compliance with the minimum bid price rules to the Panel. There can be no assurance that the Company will be able to evidence compliance with the minimum bid price rules or any other applicable requirements for continued listing on The Nasdaq Capital Market prior to the hearing. It is the Company’s understanding that the Panel typically issues its decision within 30 days after the hearing.

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

Future sales or issuances of substantial amounts of our common stock, including, potentially, as a result of the future acquisitions or strategic transactions could result in significant dilution.

If additional shares are issued in connection with the proposed acquisition transactions or additional capital is raised through the sale of equity or convertible debt securities, the issuance of those securities could result in further dilution to our stockholders.

While we have entered into a Merger Agreement with Evofem and an Arrangement Agreement with Appili, we cannot assure you that the transactions contemplated by such agreements will be consummated or, that if such transactions are consummated, they will be accretive to stockholder value.

As described herein, we entered into a Merger Agreement with Evofem and an Arrangement Agreement with Appili. We will be required to obtain additional financing through the sale of additional equity and/or debt securities to fund our obligations under such agreements, including but not limited to a $20 million financing continency in the Appili transaction. We can provide no assurance that we will be successful in securing such financing. In addition, such financing, if available, may not be on favorable terms and may result in additional dilution to our current stockholders.

The closing of such transactions are subject to the satisfaction or waiver of a number of closing conditions. There is no guarantee that the conditions to closing will be satisfied. Further, even if all conditions to closing are satisfied, there is no guarantee that the transaction will be completed in the time frame or in the manner currently anticipated, or that we will recognize the anticipated benefits of the transaction.

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

As described herein, we entered into a Merger Agreement with Evofem and an Arrangement Agreement with Appili. We may need to acquire additional financing to fund our obligations under the Share Exchange Agreement, the letter of intent or to fund other potential acquisitions or strategic transactions (particularly, if the acquired entity is not cash flow positive or does not have significant cash on hand). Obtaining financing through the issuance or sale of additional equity and/or debt securities, if possible, may not be at favorable terms and may result in additional dilution to our current stockholders. Additionally, any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, an acquisition or strategic transaction may entail numerous operational and financial risks, including the risks outlined above and additionally:

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

We believe cybersecurity is critical to advancing our technological developments. We face a multitude of cybersecurity threats that range from attacks common to most industries, such as ransomware and denial-of service. Our customers, suppliers, subcontractors, and business partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our business strategy, performance, and results of operations. These cybersecurity threats and related risks make it imperative that we expend resources on cybersecurity.

Risk Management

We engage third-party services to conduct evaluations of our security controls, whether through penetration testing, independent audits, or consulting on best practices to address new challenges. We have established cybersecurity security awareness training and ongoing monitoring.

In the event of an incident, we intend to follow our cybersecurity incident response plan, which outlines the steps to be followed from incident detection to mitigation, and notification. We contract with external firms that have extensive information technology and program management experience. We have implemented a governance structure and processes to assess, identify, manage, and report cybersecurity risks. We must comply with extensive regulations, including requirements imposed by the Federal Drug Administration related to adequately safeguarding patient information and reporting cybersecurity incidents to the SEC. We believe we are positioned to meet the requirements of the SEC. Assessing, identifying, and managing cybersecurity related risks are factored into our overall business approach. We rely heavily on our supply chain to deliver our products and services, and a cybersecurity incident at a clinical site, subcontractor, or business partner could materially adversely impact us. We require that our subcontractors report cybersecurity incidents to us so that we can assess the direct impact of the incident.

Governance

The Audit Committee has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks, and it reports any findings and recommendations, as appropriate, to the full board of directors for consideration. Responsible personnel regularly discusses cyber risks and trends and, should they arise, any material incidents with the Audit Committee.

While we have not experienced any material cybersecurity threats or incidents in recent years, there can be no guarantee that we will not be the subject of future threats or incidents. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See “Risk Factors” for a discussion of cybersecurity risks.

Risk Management

We engage third-party services to conduct evaluations of our security controls, whether through penetration testing, independent audits, or consulting on best practices to address new challenges. We have established cybersecurity security awareness training and ongoing monitoring.

In the event of an incident, we intend to follow our cybersecurity incident response plan, which outlines the steps to be followed from incident detection to mitigation, and notification. We contract with external firms that have extensive information technology and program management experience. We have implemented a governance structure and processes to assess, identify, manage, and report cybersecurity risks. We must comply with extensive regulations, including requirements imposed by the Federal Drug Administration related to adequately safeguarding patient information and reporting cybersecurity incidents to the SEC. We believe we are positioned to meet the requirements of the SEC. In addition to following SEC guidance and implementing pre-existing third party frameworks, we have developed our own practices and frameworks, which we believe enhance our ability to identify and manage cybersecurity risks. Assessing, identifying, and managing cybersecurity related risks are factored into our overall business approach. We rely heavily on our supply chain to deliver our products and services, and a cybersecurity incident at a clinical site, subcontractor, or business partner could materially adversely impact us. We require that our subcontractors report cybersecurity incidents to us so that we can assess the direct impact of the incident.

Governance

The Audit Committee has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks, and it reports any findings and recommendations, as appropriate, to the full board of directors for consideration. Senior management regularly discusses cyber risks and trends and, should they arise, any material incidents with the Audit Committee.

While we have not experienced any material cybersecurity threats or incidents in recent years, there can be no guarantee that we will not be the subject of future threats or incidents. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See “Risk Factors” for a discussion of cybersecurity risks.

Item 2. Properties.

We lease property consisting of office and laboratory space located at 2569 Wyandotte, St., Suite 101 Mountain View, CA 94043. The lease expires on August 31, 2024, subject to extension. As of December 31, 2024 the Company is 7.3 months in arrears on our Mountain View lease.

We lease property consisting of office and laboratory space located at 737 N. 5th Street Richmond, Virginia 23219. The lease expires on August 31, 2026, subject to extension. As of December 31, 2024 the Company is 6.0 months in arrears on our Richmond lease.

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

Holders

As of March 31, 2025, there were approximately 168 record holders of our common stock. As of April 12, 2024, there were 5, 13, and 1 holder(s) of Series A-1 Convertible Preferred Stock, Series B-1 Convertible Preferred Stock, and Series B-2 Convertible Preferred Stock, respectively. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

On January 31, 2022 the Company issued a consultant 1 shares of common stock for services rendered.

On February 28, 2022 the Company issued a consultant 1 shares of common stock for services rendered.

On March 31, 2022 the Company issued a consultant 1 shares of common stock for services rendered.

On December 12, 2022 the Company issued a consultant 1 shares of common stock for services rendered.

On December 27, 2023, the Company issued a consultant 1 shares of common stock for services rendered.

On March 17, 2023, the Company issued a consultant 1 shares of common stock for services rendered.

On December 20, 2023, the Company issued a consultant 7 shares of common stock for services rendered.

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

ADIMUNE, INC.

Formed in January 2023, Adimune™, Inc. (“Adimune”) is focused on leading our immune modulation therapeutic programs. Adimune’s proprietary immune modulation product Apoptotic DNA Immunotherapy™ (ADI™) utilizes a novel approach that mimics the way our bodies naturally induce tolerance to our own tissues. It includes two DNA molecules designed to deliver signals to induce tolerance. ADI-100, the first product candidate based on the ADI platform, is designed to tolerize against an antigen known as glutamic acid decarboxylase (“GAD”), which is implicated in type-1 diabetes, psoriasis, and in many autoimmune diseases of the CNS and has been successfully tested in several preclinical models (e.g., skin grafting, psoriasis, type 1 diabetes, multiple sclerosis).

All preclinical studies ADI-100 have been completed providing several data points supporting the potential effectiveness of ADI-100 in restoring durable tolerance over the 10-month duration of the T1D studies both in prevention and treatment study designs. Preclinical safety and toxicology studies have shown absence of drug toxicity, no antibody formation to the drug product, and a lack of persistence in all organs evaluated. Furthermore, Adimune has demonstrated in three separate preclinical studies that ADI-100 does not impair the responsiveness of the immune system to combat infection, cancer, or the tumor fighting capabilities of checkpoint inhibitors.

Good Manufacturing Process (GMP) clinical-grade drug substances have been successfully manufactured by a qualified contract manufacturer. The clinical grade drug substances are now being prepared for shipment to another contract manufacturer to be formulated into the final drug product in preparation for stability testing and use in the clinical trials pending required regulatory submissions. Lastly, two remaining drug product release assays specifically designed for ADI-100 are in the final stages of validation to be used once the final drug product is ready.

Preclinical and manufacturing data, including the clinical-grade drug substance, are essential components of the complete dossier that we intend to submit to the regulatory agencies, which evaluate the safety and quality of the final drug product to be administered in the clinical trials. Adimune has had pre-submission meetings with the regulatory agency in Germany and has completed the additional studies requested.

For the clinical trials that are planned in Germany, Adimune has engaged with a Contract Research Organization (CRO) to manage the process, including site selection for clinical studies planned in psoriasis and type 1 diabetes. In parallel, Adimune is working with the Mayo Clinic to prepare the IND package for FDA submission and is awaiting a pre-IND meeting expected in the second quarter of this year to review the package before full submission. In May 2023, Adimune entered into a clinical trial agreement with Mayo Clinic to advance clinical studies targeting autoimmune diseases of the central nervous system (“CNS”) with the initial focus on the rare, but debilitating, autoimmune disease Stiff Person Syndrome (“SPS”). According to the National Organization of Rare Diseases, the exact incidence and prevalence of SPS is unknown; however, one estimate places the incidence at approximately one in one million individuals in the general population. Pending approval by the International Review Board and U.S. Food and Drug Administration, a human trial for SPS is expected get underway in 2025 with enrollment of 10-20 patients, some of whom may also have type 1 diabetes. ADI-100 will initially be tested for safety and efficacy.

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

PEARSANTA, INC.

The best approach may be its early detection. Pearsanta is pioneering the development of molecular tests based on the mitochondrial genome to develop tests for early detection of cancer. Though further technical development and clinical validation is required to determine efficacy in multiple diseases and disease states, our management believes that the unique structural and functional characteristics of mitochondrial DNA (mtDNA), and more specifically mutated mtDNA, make mtDNA a biological system for biomarker identification, early disease detection, monitoring, risk assessment, and therapeutic targeting.

Pearsanta acquired the assets of MDNA Life Sciences Inc. on January 4, 2024. Through the acquisition of these assets, and in particular the Mitomic Technology platform, patents, and intellectual property, our management believes that the Pearsanta is well positioned for research and discovery of mitochondrial DNA based biomarkers, and though untested and requiring clinical validation, the development and commercial application of mitochondrial DNA based biomarkers for a wide spectrum of human diseases.

Pearsanta is continuing to leverage this technology to discover mitochondrial DNA based biomarkers. Though Pearsanta has no commercially available FDA or foreign regulator approved products, Pearsanta has two product candidates in develop and hopes to enter the cancer screening market with these two product candidates, and if proven successful continue to discover mitochondrial DNA based biomarkers and develop a pipeline of disease screening and diagnostics tests. The current in-development products include a potential product for prostate cancer diagnosis and a potential product for the detection of endometriosis. Pearsanta has also discovered mitochondrial DNA based biomarkers, which it believes are associated with ovarian cancer and lung cancer; and Pearsanta intends to pursue the biomarker identification phase of development for pancreatic, liver, breast, stomach, esophageal, and colorectal cancers.

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

In collaboration with its partners, the platforms underlying AditxtScore are being further evaluated for evaluating the immune status of individuals including those with hypersensitivity to certain antigens (e.g., patients with autoimmunity). These tests may become tools that can monitor dynamic changes after administration of immunotherapies designed to tolerize to these target antigens.

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

 Acquired Technologies – Mitomic® Technology Platform

In January 2024 Pearsanta acquired the assets comprising our Mitomic® Technology platform from MDNA Life Sciences Inc. This platform seeks to harness the unique properties of mitochondrial DNA (“mtDNA”) to detect disease through non-invasive, blood-based liquid biopsies. Though further technical development and clinical validation is required to determine efficacy in multiple diseases and disease states, our management believes that the unique structural and functional characteristics of mtDNA, and more specifically mutated mtDNA, make mtDNA a biological system for biomarker identification, early disease detection, monitoring, risk assessment, and therapeutic targeting.

Pearsanta plans to license distribution rights through various agreements with U.S.-based and international business partners to commercialize our Mitomic® Technology, should Mitomic® tests be successfully developed and successfully approved by the FDA or a foreign regulator. We believe our biomarker portfolio covers many high-clinical need cancers, with potential applications outside oncology.

Pearsanta a state-of-the-art facility located in Richmond VA, that is a high-complexity, CLIA-certified, and CAP-accredited laboratory equipped to accommodate rapid development and rollout of innovative laboratory tests for the clinical market. Our laboratory facility is optimized for contamination prevention including dedicated workspaces for key functions; advanced molecular biology capabilities including digital PCR, real-time PCR, automated electrophoresis with scale-up capacity and redundancy; and automated and semi-automated (robotic) processes for DNA/RNA isolation and liquid handling to achieve efficient and standardized workflows.

Our Mitomic® Products and Product Candidates

The Mitomic® Technology targets mutations in mitochondrial DNA to detect disease. Every human cell is home to multiple copies of mitochondrial DNA, some of which become mutated beyond repair when cells are stressed by diseases such as cancer. Though further technical development and clinical validation is required to determine efficacy, Mitomic® tests are being designed to detect this mutated DNA, which can accumulate from the very early stages of a disease. If the development of Mitomic® tests is successful and if Mitomic® tests can achieve their still unproven objective of early disease detection, our Mitomic® Technology presents an opportunity to detect disease before it presents clinically.

The Mitomic® Technology platform is designed to identify biomarker targets, develop robust assays, discover new biomarkers, and develop new products. The biomarker identification program is based on the identification of a new class of molecules generated through a process associated with mitochondria. The Mitomic® Technology platform has already discovered biomarkers which are believed to be associated with cancer and has generated an “in-silico” database, which is an experiment that generates thousands of potential biomarkers, developed through computer software and simulation.

To date, the Mitomic® Technology biomarker discoveries have identified numerous biomarker targets from the in-silico database and we plan to use these biomarker targets in its various assay development programs.

Mitomic® Prostate Test (MPT™) is currently in development and is being designed as a blood-based assay that quantifies the level of the 3.4kb mitochondrial DNA deletion. Published analytical data for the 3.4kb mitochondrial DNA deletion associated with prostate cancer, suggests the 3.4kb mitochondrial DNA deletion may be able to identify clinically significant prostate cancer for men in the prostate-specific antigen (PSA) grey zone (PSA < 10ng/ml) and if proven through ongoing clinical study, the 3.4kb mitochondrial DNA deletion may be able to aid in the decision to biopsy. Some of the significant clinical challenges that have not been met for prostate cancer are that up to 50% of men will be ‘over’ diagnosed with cancer that never harms them1 and the risks associated with treatment of low-grade cancers (≤ Gleason 6) appear to outweigh the benefits –e.g. urinary incontinence, erectile dysfunction. 1 NIH National Cancer Institute reports this number is even higher at ~ 75% based on 5-year survival rates. Seer database (https://seer.cancer.gov/statfacts/html/prost.html).

Our Mitomic® Prostate Test is in development and is being designed with the following objectives:

●	Simple – The test is expected to be completed using a patient’s blood sample and is not expected to require an algorithm.

●	Provide New Information – If ongoing clinical studies support the published analytical data for the 3.4kb mitochondrial DNA deletion, healthcare providers will be provided with new information related to clinically significant prostate cancer – independent of PSA, age, and family history.

Mitomic Endometriosis Test (MET™) is currently in development and is being designed as a blood-based assay that quantifies the level of one or more mitochondrial DNA deletions which published analytical data suggest are associated with endometriosis – a condition affecting approximately 1 in 10 women according to Endometriosis World and the World Health Organization. The Mitomic Endometriosis Test is intended for use in females of child-bearing age who present symptoms of endometriosis to determine whether medical or surgical intervention is warranted.

Endometriosis occurs when the tissue of the uterus (endometrium) grows on areas where it does not belong, most often on the ovaries, fallopian tubes, outer surface of the uterus, and tissues holding the uterus, but can be found almost anywhere in the body. Endometriosis is challenging to identify, and on average takes ten years to diagnose, and when patients are finally diagnosed, greater than 90% have moderate to severe symptoms.

Acquired Technologies – Adductomics Technology

On March 21, 2025, Pearsanta acquired certain patents related to the detection and analysis of DNA adducts. DNA adducts are chemically modified nucleotides that result from exposure to carcinogens and other damaging agents, serving as early indicators of genomic instability and increased cancer risk. The acquired technology includes proprietary mass-tag enhancements designed to improve the sensitivity and specificity of DNA adduct detection across a full genomic landscape.

Pearsanta intends to develop this platform to enable a comprehensive, panoramic assessment of DNA adducts using urine, blood, or solid tissue samples. This approach aims to provide actionable insights into DNA damage before mutations occur, offering the potential to identify environmental or biological factors that contribute to cancer risk. The development roadmap includes further validation of the technology and the creation of commercially available diagnostic kits. While still in the early stages, Pearsanta anticipates that additional development over the next two to three years will advance this platform toward clinical and commercial applications.

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

In October 2024, the Company received notice that Cellvera was the subject of a liquidation proceeding and that a liquidator had been appointed by the order of the Eastern Caribbean Supreme Court. As a result, the Company does not presently believe that the proposed acquisition of Cellvera will be completed as proposed or at all.

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

Going Concern

We were incorporated on September 28, 2017 and have not generated significant revenues to date. During the year ended and as of December 31, 2024, we had a net loss of $35,020,058 and cash of $833,031. We are currently over 90 days past due on a significant number of vendor obligations. The Company will require significant additional capital to operate in the normal course of business and fund clinical studies in the long-term. We believe our remaining funds on hand will not be sufficient to fund our operations for the next 12 months and such creates substantial doubt about our ability to continue as a going concern beyond one year.

Financial Results

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Our financial statements as of December 31, 2024, show a net loss of $35,020,058. We expect to incur additional net expenses over the next several years as we continue to maintain and expand our existing operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

Results of Operations

Results of operations for the years ended December 31, 2024 and 2023

We generated revenue of $133,985 and $645,176 for the years ended December 31, 2024 and 2023, respectively. Cost of sales for the years ended December 31, 2024 and 2023 was $627,474 and $756,836, respectively. The decrease in sales and cost of sales is due to the Company selling less AditxtScores.

During the year ended December 31, 2024, we incurred a loss from operations of $27,006,739. This is due primarily to general and administrative expenses of $16,286,216. This includes approximately $4,903,086 in payroll expenses, $4,998,772 in professional fees, and $33,071 in stock-based compensation. Research and development expenses were $10,886,130 which includes $1,772,108 in consulting expenses and $6,712,663 in stock-based compensation. Sales and marketing expenses were $197,863, which includes $0 in stock-based compensation.

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

The decrease in expenses during the year ended December 31, 2024 compared to the year ended December 31, 2023 was due to decreased research and development spend and the termination of a sales and marketing vendor.

Liquidity and Capital Resources

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2024, we had an accumulated deficit of $168,094,569. We had working capital of $(21,407,282) as of December 31, 2024. During the year ended December 31, 2024, we purchased $0 in fixed assets.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

On April 20, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor, pursuant to which the Company agreed to sell to such investor pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 4 shares of common stock of the Company (the “Common Stock”) at a purchase price of $487,600.00 per Pre-Funded Warrant. Concurrently with the sale of the Pre-Funded Warrants, pursuant to the Purchase Agreement in a concurrent private placement, for each Pre-Funded Warrant purchased by the investor, such investor received from the Company an unregistered warrant (the “Warrant”) to purchase two shares of Common Stock. The warrants have an exercise price of $344,000.00 per share and are exercisable for a three-year period. In addition, the Company issued a warrant to the placement agent to purchase up to 1 share of common stock at an exercise price of $600,000.00 per share.

On August 31, 2023, the Company entered into a securities purchase agreement (the “August Purchase Agreement”) with an institutional investor for the issuance and sale in a private placement (the “Private Placement”) of (i) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 100 shares of the Company’s common stock at an exercise price of $400.00 per share, and (ii) warrants (the “Common Warrants”) to purchase up to 100 shares of the Company’s Common Stock at an exercise price of $100,000.00 per share. The Private Placement closed on September 6, 2023. The net proceeds to the Company from the Private Placement were approximately $9 million, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company utilized net proceeds received from the Private Placement for (i) payment of approximately $3.1 million in outstanding obligations, (ii) repayment of approximately $0.4 million of outstanding debt, and (iii) continuing operating expenses and working capital.

On December 29, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (“the “Purchaser”) for the issuance and sale in a private placement (the “Private Placement”) of (i) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 124 shares of the Company’s common stock, par value $0.001 (the “Common Stock”) at an exercise price of $10.00 per share, and (ii) warrants (the “Common Warrants”) to purchase up to 248 shares of the Company’s Common Stock, at a purchase price of $48,500.00 per share. The Private Placement closed on January 4, 2024. The net proceeds to the Company from the Private Placement are expected to be approximately $5.5 million, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company intends to use the net proceeds received from the Private Placement for continuing operating expenses and working capital.

 On May 2, 2024, the Company entered into a Securities Purchase Agreement (the “May PIPE Purchase Agreement”) with certain accredited investors, pursuant to which the Company agreed to issue and sell to such investors in a private placement (the “Private Placement”) (i) an aggregate of 17 shares of the Company’s Series C-1 Convertible Preferred Stock (the “Series C-1 Convertible Preferred Stock”), (ii) an aggregate of 17 shares of the Company’s Series D-1 Preferred Stock (the “Series D-1 Preferred Stock”), and (iii) warrants (the “May PIPE Warrants”) to purchase up to an aggregate of 162 shares of the Company’s common stock. The Private Placement closed on May 6, 2024. The gross proceeds from the Private Placement were approximately $4.2 million, prior to deducting the placement agent’s fees and other offering expenses payable by the Company. The Company used $1.0 million of the net proceeds to fund certain obligations under its merger agreement with Evofem Biosciences, Inc. and the remainder of the net proceeds from the offering for working capital and other general corporate purposes.

On August 8, 2024, the Company entered into a securities purchase agreement (the “Registered Direct Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to sell to such investors 19 shares (the “Registered Direct Shares”) of common stock of the Company (the “Common Stock”), pre-funded warrants (the “Registered Direct Pre-Funded Warrants”) to purchase up to 95 shares of Common Stock of the Company (the “Registered Direct Pre-Funded Warrant Shares”), having an exercise price of $10.00 per share, at a purchase price of $10,600.00 per share of Common Stock and a purchase price of $10,590.00 per Registered Direct Pre-Funded Warrant (the “Registered Direct Offering”). The shares of Common Stock and Registered Direct Pre-Funded Warrants (and shares of common stock underlying the Registered Direct Pre-Funded Warrants) were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-280757), which was declared effective by the Securities and Exchange Commission on August 6, 2024.

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

Contractual Obligations

The following table shows our contractual obligations as of December 31, 2024:

	Payment Due by Year
	Total	2025	2026
Lease	$1,134,476	$710,546	$423,930

Critical Accounting Polices and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates underlying the financial statements include the value of preferred shares issued and related derivative liability, our investment in Evofem preferred stock and the fair value of stock options and warrants.

●	Fair value of options and warrants

●	Preferred Stock and Derivative Liabilities

●	Investments

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

See pages F-1 through F-61 following the Exhibit Index of this Annual Report on Form 10-K.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Management’s Annual Report on Internal Control over Financial Reporting

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

Our independent registered accounting firm determined that we did not maintain effective internal controls over financial reporting and the following material weaknesses existed as of December 31, 2024:

●	We did not maintain adequate controls over the documentation of accounting and financial reporting policies and procedures. Specifically, we did not maintain policies and procedures to ensure account reconciliations were adequately prepared and reviewed by management.

●	We did not have the resources or retain individuals to adequately draft the consolidated financial statements and notes to ensure them to be in compliance with accounting principles generally accepted in the US

●	We did not maintain the sufficient procedures for the identification and cutoff of accounts payable.

●	We did not maintain the sufficient procedures for the classification and valuation of debt and equity transactions

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

Item 9B. Other Information.

Based upon the stockholders’ equity reported by the Company in this Annual Report on Form 10-K for the year ended December 31, 2024, as of December 31, 2024, the Company reported a stockholders’ deficit of approximately $86,000. Nasdaq Listing Rule 5550(b)(1) requires a company to maintain a minimum of $2,500,000 in stockholders’ equity, or a market value of listed securities of at least $35 million, or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years (the “Stockholders’ Equity Rule”). Subsequent to December 31, 2024 during the period ended March 31, 2025, the Company raised approximately $20.8 million in gross proceeds from its common stock purchase agreement with its equity line investor and its at-the-market offering agreement with H.C. Wainwright & Co., LLC. As a result and as detailed in the pro forma unaudited balance sheet as of March 31, 2025 set forth below, the Company believes, as of the date of this filing, that it has stockholders’ equity in excess of $2,500,000 as of March 31, 2025, and has thereby regained compliance with the Stockholders’ Equity Rule. The Company awaits Nasdaq’s confirmation of the same.

March 31,
2025
(In Thousands)
ASSETS	(Unaudited)

CURRENT ASSETS	$796
NON-CURRENT ASSETS	30,237
TOTAL ASSETS	$31,033

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES	$14,191
NON-CURRENT LIABILITIES	603
TOTAL LIABILITIES	14,794

MEZZANINE EQUITY	-

STOCKHOLDERS’ EQUITY
Treasury stock	(202)
Additional paid-in capital	190,360
Accumulated deficit	(173,190)
TOTAL ADITXT, INC. STOCKHOLDERS’ EQUITY	16,968

NON-CONTROLLING INTEREST	(729)

TOTAL STOCKHOLDERS’ EQUITY	16,239

TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY	$31,033

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

N/A.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Set forth below is certain information with respect to the individuals who are our directors and executive officers as of December 31, 2024:

Name	Age	Positions
Amro Albanna	55	Chief Executive Officer, Director
Corinne Pankovcin	58	Chief Mergers & Acquisitions Officer
Shahrokh Shabahang, D.D.S., MS, Ph.D.	62	Chief Innovation Officer, Director
Rowena Albanna	59	Chief Operating Officer
Thomas J. Farley	51	Chief Financial Officer
Charles Nelson	71	Director
Brian Brady	46	Director
Jeffrey W. Runge, M.D.	69	Director
Sylvia Hermina	45	Director

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

Corinne Pankovcin - Chief Mergers and Acquisitions Officer

Ms. Pankovcin has been our Chief Mergers and Acquisitions Officer since January 2024. Ms. Pankovcin served as the Chief Commercialization Officer from April 2023 through January 2024. Ms. Pankovcin served as our President from September 2021 through April 2023. Ms. Pankovcin served as our Chief Financial Officer from July 2020 through August 2021. From December 2015 to July 2019, Ms. Pankovcin was the Chief Financial Officer and Managing Director and Treasurer of Business Development Corporation of America (“BDCA”), a business development company. Prior thereto, from January 2011 to August 2015, Ms. Pankovcin was the Chief Financial Officer and Treasurer of Blackrock Capital Investment Corporation (NASDAQ: BKCC), and a Managing Director of Finance at BlackRock Investment Management LLC. Prior to joining BlackRock, Ms. Pankovcin was a senior member of Finance & Accounting of Alternative Investments and served as Chief Financial Officer for the Global Emerging Markets products group at AIG Capital Partners. Ms. Pankovcin began her career with PricewaterhouseCoopers LLP, where she ultimately held the role of Senior Manager of Business Assurance for Consumer Products, Manufacturing, and Middle Market industries from 1991 to 2001. Ms. Pankovcin earned her B.S. in Accounting from Dowling College and her Master’s Degree in Business Administration from Hofstra University. She is a Certified Public Accountant.

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

Sylvia Hermina - Director

Sylvia Hermina has over 20 years of experience advising public companies on corporate governance, mergers and acquisitions, and shareholder relations. Ms. Hermina currently serves as Senior Vice President of Kingsdale Advisors, a governance and proxy solicitation firm. Prior to joining Kingsdale Advisors, Ms. Hermina served as Senior Vice President of Laurel Hill Advisory Group, LLC - a shareholder communications and advisory firm; Managing Director of The Altman Group, Inc. - a proxy advisory firm. She also held senior positions Georgeson Shareholder Communications and Corporate Investor Communications, Inc. Ms. Hermina holds a Bachelor of Science degree in Business Administration, Management and Marketing from Montclair State University. Sylvia is a member of the Society of Corporate Governance (Society), the National Investor Relations Institute (NIRI) and Chief.

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

Under such definitions, we consider Mr. Nelson, Mr. Brady, Dr. Runge, and Ms. Hermina to be “independent.” Nasdaq listing rules permits a phase-in period of up to one year for an issuer registering securities in an initial public offering to comply with its requirement that a majority of the board of directors be made up of independent directors. However, our common stock is not currently quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our Board be independent and, therefore, the Company is not subject to any director independence requirements. We are subject to Nasdaq’s director independence requirements and are required to structure our board of directors accordingly.

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

The composition and functions of each committee are described below.

Name	Independent	Audit		Nominating and Corporate Governance		Compensation
Amro Albanna
Shahrokh Shabahang, D.D.S., MS, Ph.D.
Brian Brady	X	X	*	X		X
Charles Nelson	X	X		X		X	*
Jeffrey Runge, M.D.	X	X		X	*	X
Sylvia Hermina	X

*	Chairman of the committee

Audit Committee

The Audit Committee, among other things, is responsible for:

●	appointing; approving the compensation of; overseeing the work of; and assessing the independence, qualifications, and performance of the independent auditor;

●	reviewing the internal audit function, including its independence, plans, and budget;

●	approving, in advance, audit and any permissible non-audit services performed by our independent auditor;

●	reviewing our internal controls with the independent auditor, the internal auditor, and management;

●	reviewing the adequacy of our accounting and financial controls as reported by the independent auditor, the internal auditor, and management;

●	overseeing our financial compliance system; and

●	overseeing our major risk exposures regarding the Company’s accounting and financial reporting policies, the activities of our internal audit function, and information technology.

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

Item 11. Executive Compensation

The following table represents information regarding the total compensation for the named executive officers of the Company as of December 31, 2024 and 2023:

Name and Principal Position	Year	Salary(1) ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Restricted Stock Units ($)	All Other Compensation ($)(3)	Total ($)
Amro Albanna	2024	500,000	-	-	-	-	-	500,000
Chief Executive Officer and Director	2023	432,119	-	-	47,114	-	40,000	519,233

Shahrokh Shabahang, D.D.S., MS, Ph.D.	2024	325,000	-	-	-	-	-	325,000
Chief Innovation Officer	2023	293,502	-	-	35,336	-	30,000	358,837

Corinne Pankovcin	2024	385,008	-	-	-	-	-	385,008
Chief Mergers & Acquisitions Officer	2023	346,774	-	-	23,557	-	20,000	390,331

Thomas J. Farley	2024	464,616	-	-	-	-	-	464,616
Chief Financial Officer	2023	337,894	-	-	23,557	-	20,000	381,451

Matthew Shatzkes	2024	-	-	-		-	-	-
Former Chief Legal Officer & General Counsel(2)	2023	198,670	890,893	-		-	34,076	1,123,639

Option awards represent granted options at the fair market value as of the date of grant. Restricted stock units represent granted restricted stock units at the fair market value as of the date of grant.

(1)	2024 salary is reflected on an accrued basis. From time to time in 2024 management has voluntarily forgone their salaried payroll.

(2)	Mr. Shatzkes departed Aditxt in July of 2023.

(3)	All other compensation is inclusive of Pearsanta, Inc. option grants to Mr. Albanna, Dr. Shabahang, Ms. Pankovcin, and Mr. Farley. Mr. Shatzkes received consideration in connection with the Separation and General Release agreement.

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

Corinne Pankovcin, Chief Mergers and Acquisitions Officer

On November 14, 2021, the Company entered into a new employment agreement (the “Pankovcin Employment Agreement”) with the Company’s President, Corinne Pankovcin, pursuant to which Ms. Pankovcin will continue to serve as the Company’s President and Secretary until the date upon which Ms. Pankovcin’s employment may be terminated in accordance with the terms of the Pankovcin Employment Agreement.

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

Thomas J. Farley, Chief Financial Officer

On November 14, 2021, the Company entered into a new employment agreement (the “Farley Employment Agreement”) with the Company’s Chief Financial Officer, Thomas Farley, pursuant to which Mr. Farley will continue to serve as the Company’s Chief Financial Officer until the date upon which Mr. Farley’s employment may be terminated in accordance with the terms of the Farley Employment Agreement.

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

Shahrokh Shabahang, Chief Innovation Officer

On November 14, 2021, the Company entered into a new employment agreement (the “Shabahang Employment Agreement”) with the Company’s Chief Innovation Officer, Shahrokh Shabahang, pursuant to which Mr. Shabahang will continue to serve as the Company’s Chief Innovation Officer until the date upon which Mr. Shabahang’s employment may be terminated in accordance with the terms of the Shabahang Employment Agreement.

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

Rowena Albanna, Chief Operating Officer

On November 14, 2021, the Company entered into a new employment agreement (the “Rowena Employment Agreement”) with the Company’s Chief Operating Officer, Rowena Albanna, pursuant to which Ms. Albanna will continue to serve as the Company’s Chief Operating Officer until the date upon which Ms. Albanna’s employment may be terminated in accordance with the terms of the Rowena Employment Agreement.

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

Matthew Shatzkes, Former Chief Legal Officer and General Counsel

On January 28, 2022, the Company entered into an employment agreement (the “Employment Agreement”) with Matthew Shatzkes, the Chief Legal Officer and General Counsel of the Company. Pursuant to the Employment Agreement, Mr. Shatzkes will (i) receive a base salary at the annual rate of $385,000 (the “Base Compensation”) payable in bimonthly installments, (ii) receive a one-time sign-on bonus (the “Sign-on Bonus”), (iii) a minimum 2022 quarterly bonus (the “Minimum 2022 Bonus”), and (iv) will be entitled to earn an annual discretionary bonus beginning in fiscal year 2022.

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

Under the Employment Agreement, Mr. Shatzkes will also receive (i) a restricted stock unit award that will entitle Mr. Shatzkes to receive 15 shares of the Company’s common stock which shall vest immediately, and (ii) a restricted stock unit award of an additional 33 shares of the Company’s common stock, which shall vest ratably over eight successive equal quarterly installments over a two-year period commencing on March 1, 2022 and ending on December 1, 2023.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March xx, 2025 (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) our executive officers and (iv) all directors and executive officers as a group. Shares are beneficially owned when an individual has voting and/or investment power over the shares or could obtain voting and/or investment power over the shares within 60 days of March xx, 2025. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Aditxt, Inc., 2569 Wyandotte Street, Suite 101, Mountain View, CA 94043.

	Number of shares of Common Stock Beneficially Owned	Percentage
Directors and Officers:
Amro Albanna (1)	4	*	%
Shahrokh Shabahang, D.D.S., MS, Ph.D. (2)	4	*	%
Corinne Pankovcin (3)	2	*	%
Rowena Albanna (4)	3	*	%
Brian Brady (5)	2	*	%
Jeffrey Runge, M.D. (6)	3	*	%
Thomas J. Farley (7)	2	*	%
Charles Nelson (8)	2	*	%
Sylvia Hermina	-	*	%
All directors and executive officers as a group (9 persons)	22	*	%

*	Less than 1%

(1)	Includes (i) 1 share issuable pursuant to options that are fully vested; (ii) 1 share beneficially owned by the Albanna Family Trust, of which Mr. Albanna is the Trustee; (iii) 1 share directly owned by Mr. Albanna; and (iv) 1 Series A Warrant issued as part of the conversion of outstanding accrued compensation through March 31, 2020. Mr. Albanna may be deemed to beneficially own the securities held by his wife Rowena Albanna, the Company’s Chief Operating Officer.

(2)	Includes (i) 1 beneficially owned by Shabahang-Hatami Family Trust, of which Shahrokh Shabahang, D.D.S., MS, Ph.D. is the Trustee; (ii) warrants to purchase 2 shares, including 1 Series A Warrant issued as part of the conversion of outstanding accrued compensation through March 31, 2020, and 1 warrant beneficially owned by the Shabahang-Hatami Family Trust; (iii) 1 share directly owned by Mr. Shabahang.

(3)	Includes (i) 1 shares held directly by Ms. Pankovcin; and (ii) 1 shares issuable pursuant to options that are fully vested.

(4)	Includes (i) 1 shares held directly by Ms. Albanna; (ii) 1 shares issuable pursuant to options that are fully vested; and (iii) 1 Series A Warrant issued as part of the conversion of outstanding accrued compensation through March 31, 2020. Ms. Albanna may be deemed to beneficially own the securities held by her husband Amro Albanna, the Company’s Chief Executive Officer.

(5)	Includes (i) 1 share held directly by Mr. Brady; and (ii) 1 share issuable pursuant to options that are fully vested.

(6)	Includes (i) 1 share held by Biologue, Inc., over which Dr. Runge has voting and dispositive control; (ii) 1 share held directly by Dr. Runge; and (iii) 1 share issuable pursuant to options that are fully vested.

(7)	Includes (i) 1 share held directly by Mr. Farley and (ii) 1 share issuable pursuant to options that are fully vested.

(8)	Includes (i) 1 share held by Siu Kim Athle International, LLC., over which Mr. Nelson has voting and dispositive control and (ii) 1 share issuable pursuant to options that are fully vested.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as described below and except for employment arrangements which are described under “executive compensation,” during our fiscal years ended December 31, 2024 and December 31, 2023, there has not been, nor is there currently proposed, other than described below, any transaction in which we are or were a participant, the amount involved exceeds the lesser of $120,000 or 1% of the average of the total assets at December 31, 2024 and 2023, and any of our directors, executive officers, holders of more than 5% of our Common Stock or any immediate family member of any of the foregoing had or will have a direct or indirect material interest.

On February 29, 2024, Amro Albanna, the Chief Executive Officer of the Company, and Shahrokh Shabahang, the Chief Innovation Officer of the Company, loaned $117,000 and $115,000, respectively, to the Company. The loans were evidenced by an unsecured promissory note (the “February 29th Notes”). Pursuant to the terms of the February 29th Notes, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of August 29, 2024 or an event of default, as defined therein. As of December 31, 2024, the February 29th Notes have an outstanding principal balance of $0 and $40,000 and accrued interest of $6,980. The February 29th Notes were repaid subsequent to December 31, 2024.

On February 15, 2024, Amro Albanna, the Chief Executive Officer of the Company loaned $205,000 to the Company. The loan was evidenced by an unsecured promissory note (the “February 15th Note”). Pursuant to the terms of the February Note, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of August 15, 2024 or an event of default, as defined therein. As of December 31, 2024, the February 15th Note has an outstanding principal balance of $75,000 and accrued interest of $0 as the Company paid off all outstanding interest on December 31, 2024. The February 15th Note was repaid subsequent to December 31, 2024.

On February 7, 2024, Amro Albanna, the Chief Executive Officer of the Company loaned $30,000 to the Company. The loan was evidenced by an unsecured promissory note (the “February 7th Note”). Pursuant to the terms of the February 7th Note, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of August 7, 2024 or an event of default, as defined therein. As of December 31, 2024, the February 7th Note was fully paid off.

On December 20, 2023, Amro Albanna, the Chief Executive Officer of the Company loaned $165,000 to the Company. The loan was evidenced by an unsecured promissory note (the “Second December Note”). Pursuant to the terms of the December Note, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of June 20, 2024 or an event of default, as defined therein. As of December 31, 2024 this loan has been repaid.

On December 6, 2023, Amro Albanna, the Chief Executive Officer of the Company loaned $200,000 to the Company. The loan was evidenced by an unsecured promissory note (the “First December Note”). Pursuant to the terms of the December Note, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of June 6, 2024 or an event of default, as defined therein. As of December 31, 2024 this loan has been repaid.

On November 30, 2023, Amro Albanna, the Chief Executive Officer of the Company loaned $10,000 to the Company. The loan was evidenced by an unsecured promissory note (the “November Note”). Pursuant to the terms of the November Note, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of May 30, 2024 or an event of default, as defined therein. As of December 31, 2024 this loan has been repaid.

On June 12, 2023, Amro Albanna, the Chief Executive Officer of the Company and Shahrokh Shabahang, the Chief Innovation Officer of the Company, loaned $200,000 and $100,000, respectively, to the Company. The loans were evidenced by an unsecured promissory note (the “June Notes”). Pursuant to the terms of the June Notes, each of the June Notes will accrue interest at the Prime rate of eight and one-quarter percent (8.25%) per annum and is due on the earlier of December 12, 2023 or an event of default, as defined therein. As of December 31, 2024 this loan has been repaid.

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

Item 14. Principal Accounting Fees and Services

dbbmckennon acted as the Company’s independent registered public accounting firm for the years ended December 31, 2024 and 2023 and for the interim periods in such fiscal years. The following table shows the fees that were incurred by the Company for audit and other services provided by dbbmckennon for the years ended December 31, 2024 and 2023.

	Year Ended December 31, 2024	Year Ended December 31, 2023
Audit Fees (a)	$122,753	$125,735
Tax Fees (b)	-	-
Other Fees (c)	53,250	33,325
Total	$176,003	$161,083

(a)	Audit fees represent fees for professional services provided in connection with the audit of the Company’s annual financial statements and the review of its financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory or regulatory filings.

(b)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

(c)	Other fees represent fees related to our filing of certain Registration Statements.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3)	Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
1.1	At The Market Offering Agreement dated December 20, 2022 between Aditxt, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 20, 2022)
2.1	Share Exchange Agreement, dated as of December 28, 2021 by and between AiPharma Group Ltd. and Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 28, 2021)
2.2	Amendment to Share Exchange Agreement by and between AiPharma Group Ltd. and Aditxt, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
2.3	Second Amendment to Share Exchange Agreement by and between AiPharma Group Ltd. and Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 16, 2022)
2.4	Arrangement Agreement between Appili Therapeutics, Inc., Aditxt, Inc. and Adivir, Inc. dated as of April 1, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 4, 2024)
2.5	Amending Agreement between Appili Therapeutics, Inc., Aditxt, Inc. and Adivir, Inc. dated as of July 1, 2024(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 8, 2024)
2.6	Second Amending Agreement between Appili Therapeutics, Inc., Aditxt, Inc. and Adivir, Inc. dated as of July 1, 2024(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 22, 2024)
2.7	Third Amending Agreement between Appili Therapeutics, Inc., Aditxt, Inc. and Adivir, Inc. dated as of August 20, 2024(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 21, 2024)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
3.2	Certificate of Amendment, dated June 29, 2020 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2020)
3.3	Amended and Restated Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
3.4	Certificate of Designation Series A Preferred Stock (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-248491)
3.5	Certificate of Amendment, filed with the Secretary of State of the State of Delaware on May 24, 2021 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 25, 2021)
3.6	Certificate of Amendment, dated July 6, 2021 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 8, 2021)
3.7	Amendment No. 1 to Amended and Restated Bylaws of Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 8, 2022)
3.8	Certificate of Designation of Series B Preferred Stock, dated July 19, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 20, 2022)
3.9	Certificate of Amendment to Certificate of Incorporation of Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 14, 2022)
3.10	Certificate of Designation for Series A-1 Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 26, 2023)
3.11	Certificate of Designation for Series B-1 Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 30, 2024)
3.12	Certificate of Designation for Series B-2 Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 2, 2024)
3.13	Certificate of Designation for Series C-1 Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 8, 2024)
3.14	Certificate of Designation for Series D-1 Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 8, 2024)
3.15	Certificate of Amendment to Certificate of Incorporation filed and effective with the Delaware Secretary of State on August 8, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 8, 2024)
3.16	Certificate of Amendment to Certificate of Incorporation of Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 3, 2024)
3.17	Certificate of Amendment to Certificate of Incorporation of Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 12, 2025)

4.1	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 25, 2021)
4.2	Form the Company’s common stock certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
4.3	Form of Series A-1 Warrant Agent Agreement (including the terms of the Series A-1 Warrant) (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-248491)
4.4	Form of Series B-1 Warrant Agent Agreement (including the terms of the Series B-1 Warrant) (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-248491)
4.5	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
4.6	Form of Warrant (July 2024) (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 9, 2024)
4.7	Form of Amendment to Common Stock Purchase Warrants (July 2024) (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 9, 2024)
4.8	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 18, 2024)
4.9	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 8, 2024)
4.10	Form of Pre-Funded Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 9, 2024)
4.11	Form of Placement Agent Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 9, 2024)
10.1	Form of Promissory Note issued to Sekris Biomedical, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.2	Warrant, dated March 8, 2018, issued to Sekris Biomedical, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.3	Form of Private Placement Subscription Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.4	Patent Licensing Agreement, dated February 3, 2020 (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.5	Patent and Technology License Agreement, dated March 15, 2018 between Loma Linda University and Aditx Therapeutics, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.6	Amendment Agreement to the Patent and Technology License Agreement, dated July 1, 2020 by and between Loma Linda University and Aditx Therapeutics, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2020)
10.7	2017 Equity Incentive Plan and forms of award agreements thereunder (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)

10.8	Consulting Agreement, dated March 1, 2018 between Aditx Therapeutics, Inc. and Canyon Ridge Development LLC d/b/a Mission Critical Solutions International (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.9	Form of July 2018 Securities Purchase Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.10	Form of July 2018 Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.11	Form of April 2018 Promissory Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.12	Form of March 2019 Promissory Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.13	Form of October 2019 Securities Purchase Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.14	Form of October 2019 Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.15	Form of January 2020 Note Purchase Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.16	Form of January 2020 Private Placement Promissory Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.17	Consulting Agreement by and between the Company and Salveo Diagnostics, Inc., dated November 18, 2020 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 23, 2020)
10.18	Form of Senior Secured Convertible Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)
10.19	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)
10.20	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)
10.21	Form of Registration Rights Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)
10.22	Employment Agreement, dated as of February 24, 2021, by and between the Company and Amro Albanna (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 26, 2021)
10.23	2021 Omnibus Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 26, 2021)
10.24	Lease Agreement, dated as of May 4, 2021, by and between LS Biotech Eight, LLC as Landlord, and Aditxt Therapeutics, Inc., as Tenant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 10, 2021)
10.25	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
10.26	Placement Agency Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
10.27	Form of Placement Agent Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
10.28	Waiver and Defeasance Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
10.29	Secured Credit Agreement, dated as of August 27, 2021, by and among AiPharma, AiPharma Holdings Limited, AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.30	Security Agreement, dated as of August 27, 2021 by and between AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.31	Security Agreement, dated as of August 27, 2021 by and between AiPharma Limited and the Company (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.32	Security Agreement – AiPharma Limited and Aditxt (BVI Law) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.33	Floating Charge (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)

10.34	Transaction Agreement, dated as of October 4, 2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.35	First Amendment to Secured Credit Agreement with AiPharma Global Holdings LLC dated October 18, 2021 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.36	Second Amendment to Secured Credit Agreement with AiPharma Global Holdings LLC dated October 27, 2021(incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.37	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Amro Albanna, Chief Executive Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.38	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Corinne Pankovcin, President and Secretary (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.39	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Thomas Farley, Chief Financial Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.40	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Shahrokh Shabahang, Chief Innovation Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.41	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Rowena Albanna, Chief Operating Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.42	Form of Warrant Reduction and Release Agreement dated as of November 24, 2021 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.43	First Amendment to Transaction Agreement dated November 30, 2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.44	Third Amendment to Secured Credit Agreement dated November 30, 2021, by and among AiPharma, AiPharma Holdings Limited, AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.45	Second Amendment to Transaction Agreement dated December 7, 2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.46	Secured Credit Agreement, dated as of December 8, 2021, by and among the Company and the Target Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.47	Third Amendment to Transaction Agreement dated December 17, 2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.48	Fifth Amendment to Secured Credit Agreement dated December 22, 2021, by and among AiPharma, AiPharma Holdings Limited, AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.49	Sixth Amendment to Secured Credit Agreement dated December 28, 2021, by and among AiPharma, AiPharma Holdings Limited, AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.50	Employment Agreement between Aditxt, Inc. and Matthew Shatzkes, Chief Legal Officer and General Counsel (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.51	Forbearance Agreement and Seventh Amendment to Secured Credit Agreement dated as of February 14, 2022 by and among the Company, Cellvera Global Holdings LLC, Cellvera Holdings Ltd., Cellvera Asia Limited (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.52	Fourth Amendment to Transaction Agreement dated December 22,2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)

10.53	Series C Warrant Agent Agreement (incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed on April 15, 2022)
10.54	Form of Placement Agent Warrant dated January 25, 2021 (incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed on April 15, 2022)
10.55	Forbearance Agreement and Eighth Amendment to Secured Credit Agreement dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
10.56	Security Agreement between Cellvera Holdings and Aditxt, Inc. dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
10.57	Security Agreement between Cellvera Development LLC and Aditxt, Inc. dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
10.58	Security Agreement between Cellvera Global Holdings and Aditxt, Inc. dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
10.59	Amended and Restated Security Agreement between Cellvera Asia Limited and Aditxt, Inc. dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
10.60	Revenue Sharing Agreement by and among Aditxt, Inc., Cellvera Global Holdings LLC and Cellvera Asia Limited dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
10.61	Form of Agreement for the Purchase and Sale of Future Receipts (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 3, 2022)
10.62	Amendment No. 1 to Series C Warrant Agent Agreement dated June 15, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 15, 2022)
10.63	Inducement Offer to Exercise Series C Common Stock Purchase Warrants (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 15, 2022)
10.64	Form of New Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 15, 2022)
10.65	Form of Placement Agent Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 15, 2022)
10.66	Subscription and Investment Representation Agreement, dated July 19, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 20, 2022)
10.67	Unsecured Promissory Note dated July 21, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2022)
10.68	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 10, 2022)
10.69	Form of August 2022 Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 10, 2022)
10.70	Form of August 2022 Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 10, 2022)
10.71	Form of Registration Rights Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 10, 2022)
10.72	Form of Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 10, 2022)
10.73	Form of First Amendment and Waiver effective as of August 31, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 7, 2022)
10.74	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 7, 2022)
10.75	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on September 15, 2022)
10.76	Form of Warrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on September 15, 2022)
10.77	Form of Placement Agent’s Warrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on September 15, 2022)
10.78	Form of Pre-Funded Warrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on September 15, 2022)

10.79	Amendment No. 2 to Series C Warrant Agent Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 23, 2022)
10.80	Form of Amended and Restated Unit Purchase Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 23, 2022)
10.81	Form of Consulting Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 21, 2023)
10.82	Form of Business Loan and Security Agreement dated April 4, 2023(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 7, 2023)
10.83	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 24, 2023)
10.84	Form of Unsecured Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 25, 2023)
10.85	Form of Business Loan and Security Agreement, dated April 24, 2023 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 25, 2023)
10.86	Form of Agreement for the Purchase and Sale of Future Receipts (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2023)
10.87	Unsecured Promissory Note dated May 25, 2023 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2023)
10.88	Form of Unsecured Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 16, 2023)
10.89	At The Market Offering Agreement dated December 20, 2022 between Aditxt, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 20, 2022)
10.90	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 7, 2023)
10.91	Form of Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 7, 2023)
10.92	Form of Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 7, 2023)
10.93	Form of Registration Rights Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 7, 2023)
10.94	Form of Business Loan and Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 7, 2023)
10.95	Subscription and Investment Representation Agreement, dated July 11, 2023, by and between Aditxt, Inc., and the purchaser signatory thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 14, 2023)
10.96	Separation Agreement and General Release by and between Matthew Shatzkes and Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 27, 2023)
10.97	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 28, 2023)
10.98	Form of Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 28, 2023)
10.99	Form of Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 28, 2023)
10.100	Form of Registration Rights Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 28, 2023)
10.101	Amendment to Separation Agreement and General Release dated August 15, 2023 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 21, 2023)
10.102	Form of Business Loan and Security Agreement dated August 23, 2023 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 28, 2023)
10.103	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 6, 2023)
10.104	Form of Registration Rights Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 6, 2023)

10.105	Form of Business Loan and Security Agreement dated November 7, 2023 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 9, 2023)
10.106	Form of Unsecured Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 1, 2023)
10.107	Form of Unsecured Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 8, 2023)
10.108	Assignment Agreement dated as of December 11, 2023 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 12, 2023)
10.109	Form of December 2023 Secured Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 12, 2023)
10.110	Form of September 2024 Secured Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 12, 2023)
10.111	Form of Royalty Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 12, 2023)
10.112	IP Security Agreement dated December 11, 2023 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 12, 2023)
10.113	Security Agreement dated December 11, 2023 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 12, 2023)
10.114	Form of Consulting Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 22, 2023)
10.115	Form of Unsecured Promissory Note dated December 20, 2023 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 22, 2023)
10.116	Exchange Agreement, dated December 22, 2023 by and between the Company and the holders signatory thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 26, 2023)
10.117	Registration Rights Agreement, dated December 22, 2023 by and between the Company and the holders signatory thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 26, 2023)
10.118	Exchange Agreement, dated December 28, 2023 by and between the Company and the holders signatory thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 2, 2024)
10.119	Form of Voting Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 2, 2024)
10.120	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2024)
10.121	Form of Registration Rights Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2024)
10.122	Form of Amendment No. 1 to January 2024 Secured Notes (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2024)
10.123	Form of Amendment No. 2 to January 2024 Secured Notes (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2024)
10.124	Form of Amendment No. 1 to September 2024 Secured Notes (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2024)
10.125	First Amendment to Asset Purchase Agreement dated January 4, 2024 by and among Aditxt, Inc., Pearsanta, Inc. and MDNA Life Sciences, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 9, 2024)
10.126	First Amendment to Agreement and Plan of Merger dated as of January 8, 2024, by and among Aditxt, Inc., Adicure, Inc. and Evofem Biosciences, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 9, 2024)
10.127	Form of Business Loan and Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 30, 2024)
10.128	Assignment Agreement dated January 24, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 30, 2024)
10.129	Form of Securities Purchase Agreement dated January 24, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 30, 2024)

10.130	Patent Assignment dated January 24, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 30, 2024)
10.131	Form of Voting Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 30, 2024)
10.132	Second Amendment to Agreement and Plan of Merger dated as of January 8, 2024, by and among Aditxt, Inc., Adicure, Inc. and Evofem Biosciences, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 2, 2024)
10.133	Form of Amendment No. 3 to January 2024 Secured Notes (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 6, 2024)
10.144	Form of Amendment No. 2 to September 2024 Secured Notes (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 6, 2024)
10.145	Form of Unsecured Promissory Note dated February 7, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 9, 2024)
10.146	Unsecured Promissory Note dated February 15, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 16, 2024)
10.147	Engagement Letter dated February 16, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 21, 2024)
10.148	Assignment Agreement dated as of February 26, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 29, 2024)
10.149	Form of Amendment No. 4 to January 2024 Secured Notes (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 29, 2024)
10.150	Payoff Letter dated February 26, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 29, 2024)
10.151	Form of Unsecured Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 1, 2024)
10.152	Third Amendment to Agreement and Plan of Merger dated as of February 29, 2024, by and among Aditxt, Inc., Adicure, Inc. and Evofem Biosciences, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 4, 2024)
10.153	Unsecured Promissory Note dated March 7, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 11, 2024)
10.154	Unsecured Promissory Note dated April 10, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 12, 2024)
10.155	Reinstatement and Fourth Amendment to the Merger Agreement dated May 2, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on May 3, 2024)
10.156	Common Stock Purchase Agreement dated as of May 2, 2024 by and among Aditxt, Inc. and the Investor (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 7, 2024)
10.157	Registration Rights Agreement dated as of May 2, 2024 by and between the Investor and Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 7, 2024)
10.158	Form of Securities Purchase Agreement dated as of May 2, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 8, 2024)

10.159	Form of Registration Rights Agreement dated as of May 2, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 8, 2024)
10.160	Unsecured Promissory Note dated May 9, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 13, 2024)
10.161	Form of Senior Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 22, 2024)
10.162	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 28, 2024)
10.163	Form of Senior Note (May 2024) (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 28, 2024)
10.164	Unsecured Promissory Note dated June 20, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 25, 2024)
10.165	Form of Securities Purchase Agreement (July 2024) (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 9, 2024)
10.166	Form of Senior Note (July 2024) (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 9, 2024)
10.167	Amended and Restated Agreement and Plan of Merger among Aditxt, Inc., Adifem, Inc. f/k/a Adicure, Inc. and Evofem Biosciences, Inc. dated as of July 12, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 18, 2024)
10.168	Waiver Agreement by and between Evofem Biosciences, Inc., Aditxt, Inc. and Adifem, Inc. dated July 12, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 18, 2024)
10.169	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 18, 2024)
10.170	Form of Senior Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 18, 2024)
10.171	Securities Purchase Agreement by and among Evofem Biosciences, Inc. and Aditxt, Inc. dated July 12, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 18, 2024)
10.172	Registration Rights Agreement by and among Evofem Biosciences, Inc. and Aditxt, Inc. dated July 12, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 18, 2024)
10.173	Exchange Agreement dated August 7, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 8, 2024)
10.174	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 9, 2024)
10.175	Form of Lock-Up Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 9, 2024)
10.176	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 13, 2024)
10.177	Form of Registration Rights Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 13, 2024)
10.178	Amendment No. 1 to Amended and Restated Merger Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 19, 2024)
10.179	Form of Waiver to Senior Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 28, 2024)
10.180	Form of Letter Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 28, 2024)
10.181	Amendment No. 2 to Amended and Restated Agreement and Plan of Merger dated as of September 6, 2024, by and among Aditxt, Inc., Adifem, Inc. and Evofem Biosciences, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 6, 2024)
10.182	Form of Senior Note (September 2024) (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 23, 2024)

10.183	Form of Securities Purchase Agreement (September 2024) (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 23, 2024)
10.184	Form of Registration Rights Agreement (September 2024) (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 23, 2024)
10.185	Market Development and Collaboration Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 23, 2024)
10.186	Amendment No. 3 to Amended and Restated Merger Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 3, 2024)
10.187	Form of Securities Purchase Agreement (Oct 2024) (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 3, 2024)
10.188	Form of Registration Rights Agreement (Oct 2024) (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 3, 2024)
10.189	Form of Securities Purchase Agreement (Oct 28, 2024) (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 30, 2024)
10.190	Form of Registration Rights Agreement (Oct 28, 2024) (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 30, 2024)
10.191	Amendment No. 4 to Amended and Restated Merger Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 19, 2024)
10.192	Settlement Agreement dated March 5, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 6, 2025)
10.193	Form of Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 6, 2025)
10.194	Amendment No. 5 to Amended and Restated Merger Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 24, 2025)
23.1	Consent of dbbmckennon, independent registered public accounting firm
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive, Financial, and Accounting Officers under Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on April 16, 2024)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 31st day of March 2025.

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

Signature	Title	Date

/s/ Amro Albanna	Chief Executive Officer	March 31, 2025
Amro Albanna	(Principal Executive Officer)

/s/ Thomas J. Farley	Chief Financial Officer	March 31, 2025
Thomas J. Farley	(Principal Financial and Accounting Officer)

/s/ Brian Brady	Director	March 31, 2025
Brian Brady

/s/ Sylvia Hermina	Director	March 31, 2025
Sylvia Hermina

/s/ Charles Nelson	Director	March 31, 2025
Charles Nelson

/s/ Jeffrey W. Runge, M.D.	Director	March 31, 2025
Jeffrey W. Runge, M.D.

/s/ Shahrokh Shabahang	Chief Innovation Officer and Director	March 31, 2025
Shahrokh Shabahang

ADITXT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2024 AND 2023

PART I - FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Aditxt, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aditxt, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows, for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

San Diego, California
March 31, 2025

Item 1. Financial Statements

ADITXT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash	$833,031	$97,102
Accounts receivable, net	43,435	408,326
Inventory	11,245	745,502
Prepaid expenses	3,379	217,390
Subscription receivable	1,108,751	5,444,628
TOTAL CURRENT ASSETS	1,999,841	6,912,948

Fixed assets, net	1,547,774	1,898,243
Intangible assets, net	6,111	9,444
Deposits	87,672	106,410
Right of use asset	1,225,781	2,200,299
Investment in Evofem	27,277,211	22,277,211
Deposit on acquisition	-	11,173,772
TOTAL ASSETS	$32,144,390	$44,578,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,212,239	$8,554,959
Mandatorily Redeemable Preferred Stock (1,178 shares)	1,354,774	-
Stock payable	2,250,000	-
Notes payable, related party	115,000	375,000
Notes payable, net of discount	5,537,860	15,653,477
Financing on fixed assets	147,823	147,823
Deferred rent	106,075	158,612
Lease liability, current	683,352	999,943
TOTAL CURRENT LIABILITIES	23,407,123	25,889,814

Settlement liability	-	1,600,000
Lease liability, long term	436,354	1,041,744
Derivative liability	14,517	-

TOTAL LIABILITIES	23,857,994	28,531,558

COMMITMENTS AND CONTINGENCIES

MEZZANINE EQUITY
Series C-1 Convertible Preferred stock, $0.001 par value, 10,853 shares authorized, 8,373 and zero shares issued and outstanding, respectively	8,373,000	-
TOTAL MEZZANINE EQUITY	8,373,000	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 3,000,000 shares authorized, zero shares issued and outstanding, respectively	-	-
Series A-1 Convertible Preferred stock, $0.001 par value, 22,280 shares authorized, 22,071 and 22,280 shares issued and outstanding, respectively	22	22
Series B Preferred stock, $0.001 par value, 1 share authorized, zero and zero shares issued and outstanding, respectively	-	-
Series B-1 Convertible Preferred stock, $0.001 par value, 6,000 shares authorized, 4,232 and zero shares issued and outstanding, respectively	3	-
Series B-2 Convertible Preferred stock, $0.001 par value, 2,625 shares authorized, 2,625 and 2,625 shares issued and outstanding, respectively	3	3
Series C Preferred stock, $0.001 par value, 1 share authorized, zero and zero shares issued and outstanding, respectively	-	-
Series D-1 Preferred stock, $0.001 par value, 4,186 shares authorized, 4,186 and zero shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 1,000,000,000 and 100,000,000 shares authorized, 129,680 and 166 shares issued and 129,679 and 165 shares outstanding, respectively	130	11
Treasury stock, 1 and 1 shares, respectively	(201,605)	(201,605)
Additional paid-in capital	168,792,592	143,999,018
Accumulated deficit	(168,094,569)	(127,741,072)
TOTAL ADITXT, INC. STOCKHOLDERS’ EQUITY (DEFICIT)	496,576	16,056,377

NON-CONTROLLING INTEREST	(583,180)	(9,608)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(86,604)	16,046,769

TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY (DEFICIT)	$32,144,390	$44,578,327

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
REVENUE
Sales	$133,985	$645,176
Cost of goods sold	627,474	756,836
Gross loss	(493,489)	(111,660)

OPERATING EXPENSES
General and administrative expenses $33,071 and $1,133,077 in stock-based compensation, respectively	16,286,216	18,607,142
Research and development $6,712,663, and $262,154 in stock-based compensation, respectively	10,886,130	7,074,339
Sales and marketing $0 and $6,787 in stock-based compensation, respectively	197,863	269,284
Total operating expenses	27,370,209	25,950,765

NET LOSS FROM OPERATIONS	(27,863,698)	(26,062,425)

OTHER INCOME (EXPENSE)
Interest expense	(4,188,725)	(4,195,127)
Interest income	1,454	10,166
Amortization of debt discount	(3,174,920)	(2,194,773)
Gain (loss) on note exchange agreement	(208,670)	51,712
Change in fair value of derivative liability	414,501	-
Total other expense	(7,156,360)	(6,328,022)

Net loss before income taxes	(35,020,058)	(32,390,447)
Income tax provision	-	-

NET LOSS	$(35,020,058)	$(32,390,447)

Implied Dividends	(5,907,011)	(319,871)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(573,572)	(9,608)

NET LOSS ATTRIBUTABLE TO ADITXT, INC. & SUBSIDIARIES	$(40,353,497)	$(32,700,710)

Net loss per share, basic and diluted	$(3,062.51)	$(27,038.26)

Weighted average number of shares outstanding during the period, basic and diluted	13,177	1,209

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2024 AND 2023

	Preferred A-1 Shares	Preferred A-1 Shares Par	Preferred B-1 Shares	Preferred B-1 Shares Par	Preferred B-2 Shares	Preferred B-2 Shares Par	Preferred D-1 Shares	Preferred D-1 Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity	Preferred C-1 Shares	Redeemable Preferred C-1	Total Mezzanine Equity
Balance December 31, 2023	22,280	$22	-	$-	2,625	$3	-	$-	165	$11	$(201,605)	$143,999,018	$(127,741,072)	$(9,608)	$16,046,769	-	-	-

Stock option compensation	-	-	-	-	-	-	-	-	-	-	-	32,918	-	-	32,918	-	-	-

MDNA asset purchase	-	-	-	-	-	-	-	-	5	1	-	1,008,668	-	-	1,008,669	-	-	-

Brain asset purchase	-	-	6,000	6	-	-	-	-	-	-	-	5,970,437	-	-	5,970,443	-	-	-

Issuance of shares for settlement	-	-	-	-	-	-	-	-	30	1	-	1,599,999	-	-	1,600,000	-	-	-

Restricted stock unit compensation	-	-	-	-	-	-	-	-	1	-	-	153	-	-	153	-	-	-

Issuance of shares for offering, net of issuance costs	-	-	-	-	-	-	4,186	4	-	-	-	(532,164)	-	-	(532,160)	4,186	4,186,000	4,186,000

Issuance of shares for debt issuance costs	-	-	-	-	-	-	-	-	33	1	-	662,717	-	-	662,718	-	-	-

Modification of warrants	-	-	-	-	-	-	-	-	-	-	-	4,137	(4,137)	-	-	-	-	-

Issuance of shares for registered direct offering, net of issuance costs	-	-	-	-	-	-	-	-	31,547	33	-	3,022,908	-	-	3,022,941	-	-	-

Issuance of shares under ELOC, net of issuance costs	-	-	-	-	-	-	-	-	93,595	94	-	12,739,464	-	-	12,739,558	-	-	-

Exchange of warrants for Series C-1 Convertible Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	(6,000,006)	-	-	(6,000,006)	6,000	6,000,000	6,000,000

Liquidation damages	-	-	-	-	-	-	-	-	-	-	-	(1)	-	-	(1)	667	667,000	667,000

Conversion of Series A-1 Convertible Preferred stock	(209)	-	-	-	-	-	-	-	26	1	-	(1)	-	-	-	-	-	-

Conversion of Series B-1 Convertible Preferred stock	-	-	(3,311)	(3)	-	-	-	-	3,175	4	-	(1)	-	-	-	-	-	-

Exercise of warrants	-	-	-	-	-	-	-	-	178	1	-	1,246,489	-	-	1,246,490	-	-	-

Issuance of warrants as debt issuance costs	-	-	-	-	-	-	-	-	-	-	-	913,713	-	-	913,713	-	-	-

Modifications of warrants as debt issuance costs	-	-	-	-	-	-	-	-	-	-	-	376,901	-	-	376,901	-	-	-

Modifications of warrants	-	-	-	-	-	-	-	-	-	-	-	5,902,874	(5,902,874)	-	-	-	-	-

Derivative liability from conversion feature on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(429,018)	-	-	(429,018)	-	-	-

Rounding from reverse stock split	-	-	-	-	-	-	-	-	924	(17)	-	17	-	-	-	-	-	-

Redemption of C-1 preferred stock	-	-	-	-	-	-	-	-	-	-	-	(1,726,602)	-	-	(1,726,602)	(2,480)	(2,480,000)	(2,480,000)

Redemption of D-1 preferred stock	-	-	-	-	-	-	(4,186)	(4)	-	-	-	(28)	-	-	(32)	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(34,446,486)	(573,572)	(35,020,058)	-	-	-

Balance December 31, 2024	22,071	$22	2,689	$3	2,625	$3	-	$-	129,679	$130	$(201,605)	$168,972,592	$(168,094,569)	$(583,180)	$(86,604)	8,373	8,373,000	8,373,000

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2024 AND 2023

	Preferred Shares Outstanding	Preferred Shares Par	Preferred A-1 Shares Outstanding	Preferred A-1 Shares Par	Preferred B Shares Outstanding	Preferred B Shares Par	Preferred B-2 Shares Outstanding	Preferred B-2 Shares Par	Preferred C Shares Outstanding	Preferred C Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
Balance December 31, 2022	-	-	$-	-	-	$-	-	$-	-	$-	36	$4	$(201,605)	$100,448,270	$(95,040,362)	$-	$5,206,307

Stock option compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	589,014	-	-	609,014

Restricted stock unit compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	308,479	-	-	308,479

Issuance of restricted stock units for compensation	-	-	-	-	-	-	-	-	-	-	3	-	-	-	-	-	-

Sale of common stock	-	-	-	-	-	-	-	-	-	-	1	-	-	507,016	-	-	507,016

Issuance of shares for services	-	-	-	-	-	-	-	-	-	-	8	1	-	484,524	-	-	484,525

Issuance of shares of Pearsanta Common Stock for IP	-	-	-	-	-	-	-	-	-	-	-	-	-	10,000	-	-	10,000

Warrants issued for cash, net of issuance costs	-	-	-	-	-	-	-	-	-	-	-	-	-	1,581,467	-	-	1,581,467

Exercise of warrants	-	-	-	-	-	-	-	-	-	-	107	3	-	997	-	-	1,000

Sale of Series C Preferred shares, related party	-	-	-	-	-	-	-	-	1	-	-	-	-	1,000	-	-	1,000

Issuance of shares for debt issuance costs	-	-	-	-	-	-	-	-	-	-	5	2	-	354,836	-	-	354,838

Issuance of warrants for offering, net of issuance costs	-	-	-	-	-	-	-	-	-	-	-	-	-	14,411,028	-	-	14,411,028

Modification of warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	319,871	(319,871)	-	-

Redemption of Series C Preferred shares, related party	-	-	-	-	-	-	-	-	(1)	-	-	-	-	(1,000)	-	-	(1,000)

Series A-1 Preferred shares issued for exchange agreement	-	-	22,280	22	-	-			-	-	-	-	-	22,277,211	-	-	22,277,233

Note exchange agreement	-	-	-	-	-	-	2,625	3	-	-	-	-	-	2,686,306	-	-	2,686,309

Rounding from reverse stock split	-	-	-	-	-	-			-	-	5	1	-	(1)	-	-	-

Net loss	--	-	-	-	-	-	-	-	-	-	-	-	-	-	(32,380,839)	(9,608)	(32,390,447)

Balance December 31, 2023	-	-	$22,280	22	-	$-	2,625	$3	-	$-	165	$11	$(201,605)	$143,999,018	$(127,741,072)	$(9,608)	$16,046,769

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,020,058)	$(32,390,447)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	33,071	1,402,018
Stock-based compensation from asset purchase	6,712,663	-
Depreciation expense	613,918	435,027
Amortization of intangible assets	3,333	107,556
Amortization of debt discount	3,174,920	2,194,773
Loss on note exchange agreement	208,670	(51,712)
Modifications of warrants as debt issuance costs	376,901	-
Change in fair value of derivative liability	(414,501)	-
New principal from extension of notes, net of debt discount	451,974	-
Disposal of fixed assets	3,000	-
Changes in operating assets and liabilities:
Accounts receivable	364,891	119,635
Prepaid expenses	214,011	279,479
Deposits	18,738	248,956
Inventory	734,257	204,591
Accounts payable and accrued expenses	5,095,091	6,646,457
Settlement liability	667,000	1,600,000
Net cash used in operating activities	(16,762,121)	(19,203,667)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(14,407)
Investment in Evofem	(5,000,000)	-
Net cash used in investing activities	(5,000,000)	(14,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes, related party	467,000	1,062,523
Proceeds from notes and convertible notes payable, net of offering costs	4,149,153	8,530,301
Repayments of note payable - related party	(727,000)	(687,523)
Repayments of note payable	(5,287,942)	(3,152,488)
Proceeds from Preferred stock, Common stock, and warrants issued for cash, net of issuance costs	21,166,343	11,054,883
Sale of Series C Preferred shares, related party	-	1,000
Redemption of Series C Preferred shares, related party	-	(1,000)
Proceeds from subscription receivable	4,335,877	1,000
Payments on financing on fixed asset	-	(262,160)
Proceeds from exercises of warrants	1,246,490	-
Redemptions of C-1 preferred stock	(2,851,839)	-
Redemptions of D-1 preferred stock	(32)	-
Net cash provided by financing activities	22,498,050	16,546,536

NET INCREASE (DECREASE) IN CASH	735,929	(2,671,538)

CASH AT BEGINNING OF PERIOD	97,102	2,768,640

CASH AT END OF PERIOD	$833,031	$97,102

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$1,235,640	$3,070,620

NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of shares for the conversion of notes payable	$500,000	$-
Debt discount from shares issued as inducement for note payable	$1,576,431	$354,838
Warrant modification	$5,907,011	$319,871
Issuance of shares in asset purchase	$266,448	$10,000
Shares issued for settlement	$1,600,000	$-
Return of notes payable from Evofem merger agreement	$11,174,426	$-
Deferred issuance costs	$-	$354,838
Assumption of notes payable from Evofem merger agreement	$-	$11,173,750
Accrued interest rolled into notes payable	$538,223	$701,315
Exchange of warrants for Series C-1 Convertible Preferred Stock	$6,000,000	$-
Settlement of liability for Series C-1 Convertible Preferred Stock	$667,000	$-
Derivative liability from conversion feature on preferred stock	$429,018	$-
Series C-1 redemption payable	$1,354,774	$-
ELOC commitment fee stock payable	$2,250,000	$-

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

When the 2024 Reverse Stock Split became effective, every 40 shares of the Company’s issued and outstanding common stock was automatically combined, converted and changed into 1 share the Company’s common stock, without any change in the number of authorized shares or the par value per share. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options, restricted stock units and warrants to purchase shares of common stock and the number of shares reserved for issuance pursuant to the Company’s equity incentive compensation plans. Any fraction of a share of common stock created as a result of the 2024 Reverse Stock Split was rounded up to the next whole share. The Company issued 958 shares of common stock in connection with rounding up to the next whole share. Holders of the Company’s common stock held in book-entry form or through a bank, broker or other nominee do not need to take any action in connection with the 2024 Reverse Stock Split. Stockholders of record will be receiving information from the Company’s transfer agent regarding their common stock ownership post-Reverse Stock Split.

On March 14, 2025, the Company effectuated a 1 for 250 reverse stock split (the “2025 Reverse Split”). The Company’s stock began trading on a split-adjusted basis effective on the Nasdaq Stock Market on March 17, 2025. There was no change to the number of authorized shares of the Company’s common stock. All share amounts referenced in this report are adjusted to reflect the 2025 Reverse Split.

On March 14, 2025, Pearsanta effectuated a 1 for 60 reverse stock split (the “2025 Pearsanta Reverse Split”).  There was no change to the number of authorized shares of Pearsanta’s common stock. All Pearsanta share amounts referenced in this report are adjusted to reflect the 2025 Pearsanta Reverse Split.

Offerings

On August 31, 2021, the Company completed a registered direct offering (“August 2021 Offering”). In connection therewith, the Company issued 1 shares of common stock, at a purchase price of $48,000,000.00 per share, resulting in gross proceeds of approximately $11.0 million. In a concurrent private placement, the Company issued warrants to purchase up to 1 share. The warrants have an exercise price of $50,600,000.00 per share and are exercisable for a five-year period commencing six months from the date of issuance. The warrants exercise price was subsequently repriced to $30,000,000.00. In addition, the Company issued a warrant to the placement agent to purchase up to 1 shares of common stock at an exercise price of $60,000,000.00 per share.

On October 18, 2021, the Company entered into an underwriting agreement with Revere Securities LLC, relating to the public offering (the “October 2021 Offering”) of 1 shares of the Company’s common stock (the “Shares”) by the Company. The Shares were offered, issued, and sold at a price to the public of $30,000,000.00 per share under a prospectus supplement and accompanying prospectus filed with the SEC pursuant to an effective shelf registration statement filed with the SEC on Form S-3 (File No. 333-257645), which was declared effective by the SEC on July 13, 2021. The October 2021 Offering closed on October 20, 2021 for gross proceeds of $4.25 million. The Company utilized a portion of the proceeds, net of underwriting discounts of approximately $3.91 million from the October 2021 Offering to fund certain obligations of the Company.

On December 6, 2021, the Company completed a public offering for net proceeds of $16.0 million (the “December 2021 Offering”). As part of the December 2021 Offering, we issued 1 units consisting of shares of the Company’s common stock and warrant to purchase shares of the Company’s common stock and 1 prefunded warrants. The warrant issued as part of the units had an exercise price of $23,000,000.00 and the prefunded warrants had an exercise price of $400.00. On June 15, 2022, the Company entered an agreement with a holder of certain warrants in the December 2021 Offering. (See Note 10)

On September 20, 2022, the Company completed a public offering for net proceeds of $17.2 million (the “September 2022 Offering”). As part of the September 2022 Offering, we issued 4 of shares of the Company’s common stock, pre-funded warrants to purchase 6 shares of common stock, and warrants to purchase 9 shares of the Company’s common stock. The warrants had an exercise price of $2,400,000.00 and the pre-funded warrants had an exercise price of $400.00.

On April 20, 2023, the Company entered into a securities purchase agreement (the “April Purchase Agreement”) with an institutional investor, pursuant to which the Company agreed to sell to such investor pre-funded warrants (the “April Pre-Funded Warrants”) to purchase up to 4 shares of common stock of the Company (the “Common Stock”) at a purchase price of $487,600.00 per April Pre-Funded Warrant. The April Pre-Funded Warrants (and shares of common stock underlying the April Pre-Funded Warrants) were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-257645), which was declared effective by the Securities and Exchange Commission on July 13, 2021. Concurrently with the sale of the April Pre-Funded Warrants, pursuant to the Purchase Agreement in a concurrent private placement, for each April Pre-Funded Warrant purchased by the investor, such investor received from the Company an unregistered warrant (the “Warrant”) to purchase two shares of Common Stock. The warrants have an exercise price of $344,000.00 per share, and are exercisable for a three year period. In addition, the Company issued a warrant to the placement agent to purchase up to 1 shares of common stock at an exercise price of $610,000.00 per share. The closing of the sales of these securities under the April Purchase Agreement took place on April 24, 2023. The gross proceeds from the offering were approximately $1.9 million, prior to deducting placement agent’s fees and other offering expenses payable by the Company.

On August 31, 2023, the “Company entered into a securities purchase agreement (the “August Purchase Agreement”) with an institutional investor for the issuance and sale in a private placement (the “August 2023 Private Placement”) of (i) pre-funded warrants (the “August Pre-Funded Warrants”) to purchase up to 100 shares of the Company’s common stock at an exercise price of $10.00 per share, and (ii) warrants (the “Common Warrants”) to purchase up to 100 shares of the Company’s Common Stock at an exercise price of $100,000.00 per share. The August 2023 Private Placement closed on September 6, 2023. The net proceeds to the Company from the August 2023 Private Placement were approximately $9 million, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company used the net proceeds received from the August 2023 Private Placement for (i) the payment of approximately $3.1 million in outstanding obligations, (ii) the repayment of approximately $0.4 million of outstanding debt, and (iii) the balance for continuing operating expenses and working capital.

On December 29, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (“the “Purchaser”) for the issuance and sale in a private placement (the “December 2023 Private Placement”) of (i) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 124 shares of the Company’s common stock, par value $0.001 (the “Common Stock”) at an exercise price of $10.00 per share, and (ii) warrants (the “Common Warrants”) to purchase up to 248 shares of the Company’s Common Stock, at a purchase price of $48,500.00 per share. The December 2023 Private Placement closed and the funds were received on January 4, 2024. The net proceeds to the Company from the December 2023 Private Placement were approximately $5.4 million, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company used the net proceeds received from the December 2023 Private Placement for continuing operating expenses and working capital. (Note 10)

On May 2, 2024, the Company entered into a Securities Purchase Agreement (the “May PIPE Purchase Agreement”) with certain accredited investors, pursuant to which the Company agreed to issue and sell to such investors in a private placement (the “May 2024 Private Placement”) (i) an aggregate of 4,186 shares of the Company’s Series C-1 Convertible Preferred Stock (the “Series C-1 Convertible Preferred Stock”), (ii) an aggregate of 4,186 shares of the Company’s Series D-1 Preferred Stock (the “Series D-1 Preferred Stock”), and (iii) warrants (the “May PIPE Warrants”) to purchase up to an aggregate of 162 shares of the Company’s common stock. The May 2024 Private Placement closed on May 6, 2024. The gross proceeds from the May 2024 Private Placement were approximately $4.2 million, prior to deducting the placement agent’s fees and other offering expenses payable by the Company. The Company used $1.0 million of the net proceeds to fund certain obligations under its merger agreement with Evofem Biosciences, Inc. and the remainder of the net proceeds from the offering for working capital and other general corporate purposes. (Note 10)

On August 8, 2024, the Company entered into a securities purchase agreement (the “Registered Direct Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to sell to such investors 19 shares (the “Registered Direct Shares”) of common stock of the Company (the “Common Stock”), pre-funded warrants (the “Registered Direct Pre-Funded Warrants”) to purchase up to 95 shares of Common Stock of the Company (the “Registered Direct Pre-Funded Warrant Shares”), having an exercise price of $400.00 per share, at a purchase price of $10,600 per share of Common Stock and a purchase price of $10,590 per Registered Direct Pre-Funded Warrant (the “Registered Direct Offering”). The shares of Common Stock and Registered Direct Pre-Funded Warrants (and shares of common stock underlying the Registered Direct Pre-Funded Warrants) were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-280757), which was declared effective by the Securities and Exchange Commission on August 6, 2024.

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

NOTE 2 – GOING CONCERN ANALYSIS

Management Plans

The Company was incorporated on September 28, 2017 and has not generated significant revenues to date. During the year ended December 31, 2024, the Company had a net loss of $35,020,058 and negative cash flow from operating activities of $16,762,121. As of December 31, 2024, the Company’s cash balance was $833,031.

As of December 31, 2024, the Company was subject to the offering limits in General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”). Thus, the maximum amount of securities that the Company could offer and sell under its shelf registration statement on Form S-3 as of December 31, 2024 was approximately $1.8 million. Upon the filing of the Company’s annual report on Form 10-K on April 16, 2024, the Company’s aggregate market value of the voting and non-voting equity held by non-affiliates was below $3.0 million. As a result, the maximum amount that the Company can sell under its shelf registration statement on Form S-3 during any 12 month period is equal to one-third of the aggregate market value of the voting and non-voting equity held by non-affiliates of the Company.

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

Revision of Previously Issued Financial Statements

During the course of preparing the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company identified a misstatement in the prior year financial statements. This misstatement related to the reporting an incorrect amount on the Company’s cashflow statement for the year ended December 31, 2023. The amortization of debt discount was revised from $2,821,629 to $2,194,773 and the proceeds from note payable, net of issuance costs was revised from $7,903,445 to $8,530,301.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates underlying the financial statements include the value of preferred shares issued and related derivative liability, our investment in Evofem preferred stock and the fair value of stock options and warrants.

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

The following table provides a summary of financial instruments that are measured at fair value as of December 31, 2024.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative liability	$14,517	—	$14,517	—	$14,517

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

The Company has not experienced any losses in such accounts and believes it is not exposed to significant concentrations of credit risk on its cash balances on amounts in excess of federally insured limits due to the financial position of the depository institutions in which these deposits are held.

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

Cash

Cash includes short-term, liquid investments.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of December 31, 2024 and 2023, gross accounts receivable was $47,435 and $408,326, respectively. As of December 31, 2024 and 2023, there was an allowance for doubtful accounts of $78,147 and zero, respectively. Accounts receivable is made up of billed and unbilled of $120,296 and $1,286 as of December 31, 2024 and $236,605 and $171,721 as of December 31, 2023, respectively.

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

Investments

The Evofem investment is included in its own line item on the Company’s consolidated balance sheets.

Under ASC 321 the Company accounts for equity investments at fair value. If fair value is not readily determinable or marketable, the Company values at cost less impairment.

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

The following table sets forth a summary of the changes in equity investments. This investment has been recorded at cost in accordance with ASC 321.

For the year ended December 31, 2024

As of December 31, 2023	$22,277,211
Deposit on acquisition	5,000,000
Impairment	-
As of December 31, 2024	$27,277,211

The investment in Evofem has been impaired $0 to date.

Impairment of long-lived assets

The Company reviews and evaluates the net carrying value of its long-lived assets at least annually, or upon the occurrence of other events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. Per ASC 360-10-35-21, a long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Per ASC 360-10-35-17, an impairment loss shall be recognized only if the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

Accounts Payable and Accrued Expenses

As of December 31, 2024 and 2023, accounts payable and accrued expenses was comprised of:

	For the Year ended December 31, 2024	For the Year ended December 31, 2023
Accounts payable	$10,192,373	$7,523,658
Accrued wages	1,130,181	590,734
Accrued interest	1,889,527	387,692
Other	158	52,875
Total accounts payable and accrued expenses	$13,212,239	$8,554,959

Derivative Liability

The Company evaluates its options, warrants, other equity instruments, and other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10-05-4 and 815-40-25. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statements of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then the related fair value is reclassified to equity.

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

The Company has determined that a derivative feature exists on its shares of 22,071 shares of Series A-1 Convertible Preferred Stock, 2,689 shares of Series B-1 Convertible Preferred Stock, and 2,625 shares of Series B-2 Convertible Preferred Stock. This derivative arose from a conversion feature of these classes of preferred stock that allows for 50% additional shares to be issued under certain circumstances, in this case a default on one of the Company’s leases. (See Note 10)

The Company value the derivative based on the conversion formula outline in the certificate of designation for the preferred stock. Per the formula, a stated value was $1,000, with an additional premium of 50%, and alternative conversion amount per share of $500, and a floor price of $8,880 for the Series A-1 Convertible Preferred Stock, $8,120 for the Series B-1 Convertible Preferred Stock, and $9,420 for the Series B-2 Convertible Preferred Stock.

The following table sets forth a summary of the fair value of the derivative liability.

For the Year ended December 31, 2024
As of December 31, 2023	$-
Fair value of derivative liability of Series A-1 Convertible Preferred Stock	49
Fair value of derivative liability of Series B-1 Convertible Preferred Stock	7,857
Fair value of derivative liability of Series B-2 Convertible Preferred Stock	6,611
As of December 31, 2024	$14,517

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2024 and December 31, 2023, the Company had a full valuation allowance against its deferred tax assets.

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

Leases

The Company determines if an arrangement is a lease or implicitly contains a lease as well as if the lease is classified as an operating or finance lease in accordance with ASC 842, Leases (ASC 842), at inception based on the lease definition. Operating leases are included in operating lease ROU assets and operating lease liabilities in the Company’s consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date or the adoption date for existing leases based on the present value of lease payments over the lease term using an estimated discount rate.

Under Topic 842 (Leases), operating lease expense is generally recognized evenly over the term of the lease. The Company has operating leases consisting of office space, laboratory space, and lab equipment.

We have made a policy election regarding our real estate leases not to separate nonlease components from lease components, to the extent they are fixed. Nonlease components that are not fixed are expensed as incurred as variable lease expense. Our leases for laboratory and office facilities typically include variable nonlease components, such as common-area maintenance costs. We have also elected not to record on the consolidated balance sheets a lease that has a lease term of twelve months or less and does not contain a purchase option that we are reasonably certain to exercise.

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

Patents

The Company incurs fees from patent licenses, which are reflected in research and development expenses, and are expensed as incurred. During the years ended December 31, 2024 and 2023, the Company incurred patent licensing fees of $61,913 and $123,541, respectively.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance. During the years ended December 31, 2024 and 2023, the Company incurred research and development costs of $10,886,130 and $7,074,339, respectively.

Sales and Marketing

We incur sales and marketing costs marketing our technologies. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance. During the years ended December 31, 2024 and 2023, the Company incurred sales and marketing costs of $197,863 and $269,284, respectively.

Non-controlling Interest in Subsidiary

Non-controlling interests represent the Company’s subsidiary’s cumulative results of operations and changes in deficit attributable to non-controlling shareholders. During the years ended December 31, 2024 and 2023, the Company recognized $573,572 and $9,608 in net loss attributable to non-controlling interest in Pearsanta. The Company owns approximately 90.2% of Pearsanta, Inc., as of December 31, 2024.

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

Instrument	Quantity Issued and Outstanding as of December 31, 2024	Standard Conversion Common Stock Equivalent	Liquidation Amount
Series A Preferred Stock	-	-	$
Series A-1 Convertible Preferred Stock	22,071	2,486		27,588,230
Series B Preferred Stock	-	-		-
Series B-1 Convertible Preferred Stock	2,689	332		3,361,250
Series B-2 Convertible Preferred Stock	2,625	279		3,281,250
Series C Preferred Stock	-	-		-
Series C-1 Convertible Preferred Stock	8,373	323		10,466,250
Series D-1 Preferred Stock	-	-		-
Warrants	2,680	2,680		$-
Options	60	60		-
Total Common Stock Equivalent	38,498	6,160		44,696,980

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

NOTE 4 – FIXED ASSETS

The Company’s fixed assets include the following on December 31, 2024:

	Cost Basis	Accumulated Depreciation	Net
Computers	$378,480	$(374,360)	$4,120
Lab Equipment	2,697,987	(1,235,236)	1,462,751
Office Furniture	56,656	(21,535)	35,121
Other Fixed Assets	136,939	(131,278)	5,661
Leasehold Improvements	120,440	(80,319)	40,121
Total Fixed Assets	$3,390,502	$(1,842,728)	$1,547,774

The Company’s fixed assets include the following on December 31, 2023

	Cost Basis	Accumulated Depreciation	Net
Computers	$378,480	$(320,473)	$58,007
Lab Equipment	2,585,077	(859,612)	1,725,465
Office Furniture	56,656	(13,866)	42,790
Other Fixed Assets	8,605	(2,084)	6,521
Leasehold Improvements	120,440	(54,980)	65,460
Total Fixed Assets	$3,149,258	$(1,251,015)	$1,898,243

Depreciation expense was $613,918 and $435,027 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the fixed assets that serve as collateral subject to the financed asset liability have a carrying value of $1,063,268 and $1,316,830, respectively.

Fixed asset activity for the year ended December 31, 2024 consisted of the following:

For the year ended December 31, 2024
As of December 31, 2023	$3,149,258
Brain Scientific Asset Purchase	266,448
Disposals	(25,204)
As of December 31, 2024	$3,390,502

Financed Assets:

In October 2020, the Company purchased two pieces of lab equipment and financed them for a period of twenty-four months with a monthly payment of $19,487, with an interest rate of 8%. As of December 31, 2024, the Company has four payments in arrears.

In January of 2021, the Company purchased one piece of lab equipment and financed it for a period of twenty-four months with a monthly payment of $9,733, with an interest rate of 8%. As of December 31, 2024, the Company has four payments in arrears.

In March of 2021, the Company purchased five pieces of lab equipment and financed them for a period of twenty-four months with a monthly payment of $37,171, with an interest rate of 8%. As of December 31, 2024, the Company has seven payments in arrears.

As of December 31, 2024 all lab equipment financing agreements have matured and are in default status.

NOTE 5 – INTANGIBLE ASSETS

The Company’s intangible assets include the following on December 31, 2024:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(321,000)	$-
Intellectual property	10,000	(3,889)	6,111
Total Intangible Assets	$331,000	$(324,889)	$6,111

The Company’s intangible assets include the following on December 31, 2023:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(321,000)	$-
Intellectual property	10,000	(556)	9,444
Total Intangible Assets	$331,000	$(321,556)	$9,444

Amortization expense was $3,333 and $107,556 for the years ended December 31, 2024 and 2023, respectively. The Company’s proprietary technology is being amortized over its estimated useful life of three years.

Intangible asset activity for the year ended December 31, 2024 consisted of the following:

For the year ended December 31, 2024
As of December 31, 2023	331,000
Additions	-
As of December 31, 2024	$331,000

NOTE 6 – RELATED PARTY TRANSACTIONS

On November 30, 2023, Amro Albanna, the Chief Executive Officer of the Company, loaned $10,000 to the Company. The loan was evidenced by an unsecured promissory note (the “November Note”). Pursuant to the terms of the November Note, it will accrue interest at a rate of eight and a half percent (8.50%) per annum, the Prime rate on the date of signing, and is due on the earlier of May 30, 2024 or an event of default, as defined therein. As of December 31, 2024, the note was fully paid off.

On December 6, 2023, Amro Albanna, the Chief Executive Officer of the Company, loaned $200,000 to the Company. The loan was evidenced by an unsecured promissory note (the “First December Note”). Pursuant to the terms of the First December Note, it will accrue interest at a rate of eight and a half percent (8.50%) per annum, the Prime rate on the date of signing, and is due on the earlier of June 6, 2024 or an event of default, as defined therein. As of December 31, 2024, the note was fully paid off.

On December 20, 2023, Amro Albanna, the Chief Executive Officer of the Company, loaned $165,000 to the Company. The loan was evidenced by an unsecured promissory note (the “Second December Note”). Pursuant to the terms of the Second December Note, it will accrue interest at a rate of eight and a half percent (8.50%) per annum, the Prime rate on the date of signing, and is due on the earlier of June 20, 2024 or an event of default, as defined therein. As of December 31, 2024, the note was fully paid off.

On February 7, 2024, Amro Albanna, the Chief Executive Officer of the Company loaned $30,000 to the Company. The loan was evidenced by an unsecured promissory note (the “February 7th Note”). Pursuant to the terms of the February 7th Note, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of August 7, 2024 or an event of default, as defined therein. On September 9, 2024 the Company and Amro Albanna entered into the first amendment to the unsecured promissory notes (the “Albanna Amendment”), which extended the maturity date of the February 7th Note, February 15th Note (as defined below), and the February 29th Note (as defined below) to January 31, 2025 for each of the respective unsecured promissory notes. As of December 31, 2024, the note was fully paid off.

On February 15, 2024, Amro Albanna, the Chief Executive Officer of the Company loaned $205,000 to the Company. The loan was evidenced by an unsecured promissory note (the “February 15th Note”). Pursuant to the terms of the February 15th Note, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of August 15, 2024 or an event of default, as defined therein. The Albanna Amendment extended the maturity date of the February 15th Note to January 31, 2025. As of December 31, 2024, the note has an outstanding principal balance of $75,000 and accrued interest of $0 as the Company paid off all outstanding interest on December 31, 2024. The February 15th Note was repaid subsequent to December 31,2024. (Note 12)

On February 29, 2024, Amro Albanna, the Chief Executive Officer of the Company, and Shahrokh Shabahang, the Chief Innovation Officer of the Company, loaned $117,000 and $115,000, respectively, to the Company. The loans were evidenced by an unsecured promissory note (the “February 29th Notes”). Pursuant to the terms of the February 29th Notes, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of August 29, 2024 or an event of default, as defined therein. On September 9, 2024 the Company and Shahrokh Shabahang entered into the first amendment to the unsecured promissory note which extended the maturity date of the February 29th Notes to January 31, 2025. The Albanna Amendment extended the maturity date of the February 29th Notes to January 31, 2025. As of December 31, 2024 the February 29th Notes have an outstanding principal balance of $0 and $40,000 accrued interest of $6,980. The February 29th Notes was repaid subsequent to December 31,2024. (Note 12)

NOTE 7 – NOTES PAYABLE

October MCA Agreement

On October 5, 2023, the Company entered into an Agreement for the Purchase and Sale of Future Receipts (the “October MCA Agreement”) pursuant to which the existing funder (the “Funder”) increased the existing outstanding amount to $4,470,000 (the “October MCA Purchased Amount”) for gross proceeds to the Company of $3,000,000, less origination fees of $240,000 and the outstanding balance under the existing agreement of $1,234,461, resulting in net proceeds to the Company of $1,525,539. Pursuant to the October MCA Agreement, the Company granted the Funder a security interest in all of the Company’s present and future accounts receivable in an amount not to exceed the October MCA Purchased Amount. The October MCA Purchased Amount shall be repaid by the Company in 30 weekly installments of $149,000. The October Purchased Amount may be prepaid by the Company via a payment of $3,870,000 if repaid within 30 days, $4,110,000 if repaid within 60 days and $4,230,000 if repaid within 90 days. On January 24, 2024, the October MCA Agreement was restructured in connection with the January Loan Agreement, as defined below. During the year ended December 31, 2024, the Company recorded an amortization of debt discount of $144,000.

November Loan Agreement

On November 7, 2023, the Company entered into a Business Loan and Security Agreement (the “November Loan Agreement”) with the lender (the “Lender”), pursuant to which the Company obtained a loan from the Lender in the principal amount of $2,100,000 with an interest rate of 49%, which satisfied the outstanding balance on the August Loan of $1,089,000 and includes origination fees of $140,000 (the “November Loan”). Pursuant to the November Loan Agreement, the Company granted the Lender a continuing secondary security interest in certain collateral (as defined in the November Loan Agreement). The total amount of interest and fees payable by us to the Lender under the November Loan will be $3,129,000, which will be repaid in 34 weekly installments ranging from $69,000 - $99,000. During the year ended December 31, 2024, the Company recorded an amortization of debt discount of $111,177. As of December 31, 2024, the November Loan has an outstanding principal balance of $1,554,272, an unamortized debt discount of $0, and accrued interest of $607,228.

Second November Note Agreement

On November 24, 2023, the Company entered into a loan with a principal of $53,099. The loan was evidenced by an unsecured promissory note (the “Second November Note”). Pursuant to the terms of the Second November Note, it will accrue interest at a rate of eight and a half percent (8.50%) per annum, the Prime rate on the date of signing, and is due on the earlier of May 24, 2024 or an event of default, as defined therein. As of December 31, 2024, the Second November Note was fully paid off.

January Loan Agreement

On January 24, 2024, the Company entered into a Business Loan and Security Agreement (the “January Loan Agreement”) with a commercial funding source (the “Lender”), pursuant to which the Company obtained a loan from the Lender in the principal amount of $3,600,000 and an interest rate of 49%, which includes origination fees of $252,000 (the “January Loan”). Pursuant to the January Loan Agreement, the Company granted the Lender a continuing secondary security interest in certain collateral (as defined in the January Loan Agreement). The total amount of interest and fees payable by the Company to the Lender under the January Loan will be $5,364,000, which will be repayable by the Company in 30 weekly installments of $178,800. The Company received net proceeds from the January Loan of $814,900 following repayment of the outstanding balance on the October Purchased Amount of $2,533,100. During the year ended December 31, 2024, the Company recorded an amortization of debt discount of $252,000. As of December 31, 2024, there was a remaining principal balance of $3,146,226, an unamortized debt discount of $0, and accrued interest of $1,243,874.

Sixth Borough Note

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

On April 10, 2024, Sixth Borough Capital Fund, LP (“Sixth Borough”) loaned $230,000 to Aditxt. The loan was evidenced by an unsecured promissory note (the “April Sixth Borough Note”). Pursuant to the terms of the April Sixth Borough Note, it accrued interest at the Prime rate of eight and one-half percent (8.5%) per annum and was due on the earlier of April 19, 2024 or an event of default, as defined therein. $200,000 of the April Sixth Borough Note was converted into 200 shares Series C-1 Convertible Preferred Stock and 200 shares of Series D-1 Convertible Preferred Stock as part of the May PIPE Purchase Agreement (as defined below) (note 10).

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

On June 20, 2024, at which point the balance of the Sixth Borough Upsize Note was $56,187, Sixth Borough loaned an additional $50,000 to the Company and the Company issued a new note (the “Sixth Borough New Note”) to Sixth Borough in the principal amount of $116,806, which includes an original issue discount of 10%. The Sixth Borough New Note is subordinate and junior, in all respects, to those Second May Senior Notes (as defined below). The Sixth Borough New Note bears interest at a rate of eight percent (8.0%) per annum and is due on the earlier of (i) November 21, 2024 or (ii) at or before the final closing on the next series of public or private financings, totaling $750,000, or more in the aggregate by the Company, subject to the prior payment in full of all amounts then owing on Second May Senior Notes, (iii) an event of default. During the year ended December 31, 2024, the Company recorded an amortization of debt discount of $10,619. As of December 31, 2024, the Sixth Borough New Note is in technical default, however, default provisions were not enforced by the Sixth Borough. As of December 31, 2024, the principal balance of the outstanding Sixth Borough New Note was $75,000 and accrued interest of $4,228.

May Senior Notes

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

Upon an Event of Default (as defined in the Second May Senior Notes), the Second May Senior Notes will bear interest at a rate of 14% per annum and the holder shall have the right to require the Company to redeem the Note at a redemption premium of 125%. In connection with the issuance of the Second May Senior Notes, the Company issued an aggregate of 33 shares of its common stock as a commitment fee to the investors and recorded a debt discount of $662,720 from the issuance of these shares. During the year ended December 31, 2024, the Company recorded an amortization of debt discount on the Second May Senior Notes of $874,102.

Senior Note Waiver

On August 28, 2024, the Company entered into a Waiver to Senior Note (the “Senior Note Waiver”) with each of the holders of the Second May Senior Notes (the “Second May Senior Note Holders”), pursuant to which effective as of August 21, 2024, each holder waived, in part, the definition of Maturity Date in the Second May Senior Note, such that the August 22, 2024 shall be deemed to be replaced with December 31, 2024. As of December 31, 2024 the Second May Senior Notes were fully paid off.

In connection with the Senior Note Waiver, the Company also entered into a letter agreement (the “2024 Letter Agreement”) with each of the Second May Senior Note Holders, pursuant to which the company agreed that it would apply 40% of the net proceeds from: (i) any sales of securities utilizing its currently effective Registration Statement on Form S-3 (a “Shelf Takedown”), (ii) sales of its common stock under its Common Stock Purchase Agreement dated May 2, 2023 with its equity line investor (the “ELOC”), or (iii) any public offering of securities registered in a Registration Statement on Form S-1 (a “Public Offering”), to make payments on the Second May Senior Notes and those certain July Note (as defined below) in the aggregate principal amount of $1.5 million issued by the Company on July 12, 2024 (the “July Note” and together with the Second May Senior Notes, the “Senior Notes”). In addition, pursuant to the 2024 Letter Agreement, commencing on the date that the Senior Notes have been repaid in full, the Company shall redeem all holders (each, a “Series C-1 Holder”) of the Company’s then outstanding Series C-1 Convertible Preferred Stock (ratably based on the amount of Preferred Stock then held by each Series C-1 Holder) in an amount equal to, in the aggregate among all Series C-1 Holders, 40% of the net proceeds raised from any Shelf Takedowns, any sales of common stock under the ELOC or any Public Offering (“Non-Participation Redemption”). In addition to the foregoing Non-Participation Redemption, in connection with any Shelf Takedown or Public Offering, in the event that a Series C-1 Holder participates in such Shelf Takedown or a Public Offering, the Company shall, in addition to the amounts paid to such Series C-1 Holder in the foregoing sentence) use 50% of the gross proceeds received in such Shelf Takedown or Public Offering from such Series C-1 Holder to redeem such Series C-1 Holder’s shares of Series C-1 Convertible Preferred Stock. See Note 12 for redemptions of Series C-1 Convertible Preferred Stock and payoff of the Second May Senior Notes and July Notes (as defined below). The 2024 Letter Agreement caused the classification of Series C-1 Convertible Preferred Stock as non permanent equity.

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

Promissory Notes

On January 24, 2024, 2024, an investor entered into a $54,870 promissory note to the Company. Pursuant to the terms of the note, it will accrue interest at a rate of eight and a half percent (8.50%) per annum, and is due on the earlier of July 25,2024, 2024 or an event of default, as defined therein. As of December 31, 2024 the note had an outstanding principal balance of $34,227 and accrued interest of $13.

On February 2, 2024, an investor entered into a $42,345 promissory note to the Company. Pursuant to the terms of the note, it will accrue interest at a rate of eight and a half percent (8.50%) per annum, and is due on the earlier of August 2, 2024 or an event of default, as defined therein. As of December 31, 2024 the note was fully paid off.

On March 5, 2024, an investor entered into a $57,735 promissory note to the Company. Pursuant to the terms of the note, it will accrue interest at a rate of eight and a half percent (8.50%) per annum, and is due on the earlier of September 8, 2024 or an event of default, as defined therein. As of December 31, 2024 the note was fully paid off.

On June 25, 2024, an investor entered into a $42,676 promissory note to the Company. Pursuant to the terms of the note, it will accrue interest at a rate of eight and a half percent (8.50%) per annum, and is due on the earlier of December 26, 2024 or an event of default, as defined therein. As of December 31, 2024 the note was fully paid off.

On September 8, 2024, an investor entered into a $5,341 promissory note to the Company. Pursuant to the terms of the note, it will accrue interest at a rate of eight and a half percent (8.50%) per annum, and is due on the earlier of March 9, 2025 or an event of default, as defined therein. As of December 31, 2024 the note had an outstanding principal balance of $5,341 and accrued interest of $142.

Evofem Merger

In connection with the Agreement and Plan of Merger (the “Merger Agreement”) with Adicure, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”) and Evofem Biosciences, Inc., a Delaware corporation (“Evofem”), the Company, Evofem and the holders (the “Holders”) of certain senior indebtedness (the “Notes”) entered into an Assignment Agreement dated December 11, 2023 (the “Assignment Agreement”), pursuant to which the Holders assigned the Notes to the Company in consideration for the issuance by the Company of (i) an aggregate principal amount of $5 million in secured notes of the Company due on January 2, 2024 (the “January 2024 Secured Notes”), (ii) an aggregate principal amount of $8 million in secured notes of the Company due on September 30, 2024 (the “September 2024 Secured Notes”), (iii) an aggregate principal amount of $5 million in ten-year unsecured notes (the “Unsecured Notes”), and (iv) payment of $154,480 in respect of net sales of Phexxi in respect of the calendar quarter ended September 30, 2023, which amount is due and payable on December 14, 2023. The January 2024 Secured Notes are secured by certain intellectual property assets of the Company and its subsidiaries pursuant to an Intellectual Property Security Agreement (the “IP Security Agreement”) entered into in connection with the Assignment Agreement. The September 2024 Secured Notes are secured by the Notes and certain associated security documents pursuant to a Security Agreement (the “Security Agreement”) entered into in connection with the Assignment Agreement. Due to the assignment (See: Secured Notes Amendments and Assignment below), as of December 31, 2024, there was a remaining principal balance of the notes to the Company was $0. (Note 9)

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) all issued and outstanding shares of common stock, par value $0.0001 per share of Evofem (“Evofem Common Stock”), other than any shares of Evofem Common Stock held by the Company or Merger Sub immediately prior to the Effective Time, will be converted into the right to receive an aggregate of 61 shares of the Company’s common stock, par value $0.001 per share (“Company Common Stock”); and (ii) all issued and outstanding shares of Series E-1 Preferred Stock, par value $0.0001 of Evofem (the “Evofem Unconverted Preferred Stock”), other than any shares of Evofem Unconverted Preferred Stock held by the Company or Merger Sub immediately prior to the Effective Time, will be converted into the right to receive an aggregate of 10 shares of Series A-1 Convertible Preferred Stock, par value $0.001 of the Company (the “Company Preferred Stock”), having such rights, powers, and preferences set forth in the form of Certificate of Designation of Series A-1 Convertible Preferred Stock, the form of which is attached as Exhibit C to the Merger Agreement.

The respective obligations of each of the Company, Merger Sub and Evofem to consummate the closing of the Merger (the “Closing”) are subject to the satisfaction or waiver, at or prior to the closing of certain conditions, including but not limited to, the following:

(i)	approval by the Company’s shareholders and Evofem shareholders;

(ii)	the registration statement on Form S-4 pursuant to which the shares of the Company Common Stock issuable in the Merger being declared effective by the U.S. Securities and Exchange Commission;

(iii)	the entry into a voting agreement by the Company and certain members of Evofem management;

(iv)	all preferred stock of Evofem other than the Evofem Unconverted Preferred Stock shall have been converted to Evofem Common Stock;

(v)	Evofem shall have received agreements (the “Evofem Warrant Holder Agreements”) from all holders of Evofem warrants which provide:

a.	waivers with respect to any fundamental transaction, change in control or other similar rights that such warrant holder may have under any such Evofem warrants, and (b) an agreement to such Evofem warrants to exchange such warrants for not more than an aggregate (for all holders of Evofem warrants) of 3 shares of Company Preferred Stock;

(vi)	Evofem shall have cashed out any other holder of Evofem warrants who has not provided an Evofem Warrant Holder Agreement; and

(vii)	Evofem shall have obtained waivers from the holders of the convertible notes of Evofem (the “Evofem Convertible Notes”) with respect to any fundamental transaction rights that such holder may have under the Evofem Convertible Notes, including any right to vote, consent, or otherwise approve or veto any of the transactions contemplated under the Merger Agreement.

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

September Note

On September 17, 2024, the Company issued and sold a senior note (the “2024 September Note”) to an accredited investor (the “2024 September Note Holder”) in the original principal amount of $923,077 for a purchase price of $600,000, reflecting an original issue discount of $323,077. The 2024 September Note does not bear interest and has a maturity date of the earlier of (i) June 18, 2025 and (ii) the initial time of consummation by the Company after the date hereof of any public or private offering(s), individually or in the aggregate, of securities with gross proceeds of at least $1 million. The Company may prepay any portion of the outstanding principal of the 2024 September Note at any time without penalty. So long as any amounts remain outstanding under the 2024 September Note, 30% of the gross proceeds received by the Company on or after the date hereof from sales of common stock of the Company pursuant to any at-the-market offering, equity-line or other similar transaction shall be used to repay the 2024 September Note. The 2024 September Note contains certain standard events of default, as defined in the Note. During the year ended December 31, 2024, the Company recorded an amortization of debt discount of $122,793. As of December 31, 2024, there was a remaining debt discount of $200,284. As of December 31, 2024, there was a remaining principal balance of $923,077. As of December 31, 2024, no repayments have been paid toward the 2024 September Note. As of December 31, 2024, the 2024 September Note is in technical default, however, default provisions were not enforced by the 2024 September Note Holder. The 2024 September Note was repaid subsequent to December 31, 2024. (Note 12)

NOTE 8 – LEASES

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on December 31, 2024 and December 31, 2023 for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Our corporate headquarters is located in Mountain View, California where we lease approximately 5,810 square feet of laboratory and office space. The lease expired in August 31, 2024, subject to extension. As of September 1, 2024, the lease became month to month. As of December 31, 2024 the Company is 7.3 months in arrears on this lease.

We also lease approximately 25,000 square feet in Richmond, Virginia. The lease expires on August 31, 2026, subject to extension. As of December 31, 2024 the Company is 6 months in arrears on this lease.

Additionally, we leased approximately 3,150 square feet of office space in Melville, New York. On March 6, 2024, the Company received correspondence from 532 Realty Associates, LLC (the “Landlord”) that the Company is in default under that certain Agreement of Lease dated November 3, 2021 by and between the Landlord and the Company (the “New York Lease”) for failure to pay Basic Rent and Additional Rent (as each term is defined in the New York Lease) in the aggregate amount of $40,707 (the “Past Due Rent”). On June 24, 2024 the Company and the Landlord entered into a surrender and acceptance of lease agreement (the “Surrender Agreement”). Pursuant to the Surrender Agreement, the Company surrendered to the landlord the lease and term of the estate on June 28, 2024. In consideration of the acceptance by the Landlord, the Company agreed to pay $69,379 (the “Surrender Fee”), which reflected outstanding rent, utilities, and other charges owed under the lease. Further, upon execution of the agreement, the Landlord released and retained the security deposit of $25,515. The balance of the Surrender fee, $43,864, was paid in 2024.

The overdue amounts represent a payable of $971,462 which are included in accounts payable and accrued liabilities on the Company’s consolidated balance sheet.

LS Biotech Eight Default

On May 10, 2024, the Company received written notice (the “2024 Default Notice”) from LS Biotech Eight, LLC (the “Landlord”), the Landlord of the Company’s CLIA-certified, CAP accredited, high complexity immune monitoring center in Richmond, Virginia, that the Company was in violation of its obligation to (i) pay Base Rent (as defined in the Lease) and Additional Rent (as defined in the Lease) in the amount of $431,182 in the aggregate, together with administrative charges and interest, as well as (ii) replenish the Security Deposit (as defined in the Lease) in the amount of $159,375, all as required under that certain Lease Agreement dated as of May 4, 2021 by and between the Landlord and the Company (the “Lease”). Pursuant to the Notice, the Landlord has demanded that a payment of $590,557 plus administrative charges and interest, which shall accrue at the Default Rate (as defined in the Lease) be made no later than May 17, 2024. As of December 31, 2024, the Company has made the payment of $431,182. The Company is 6 months in arrears in the amount of $528,545 and the Security Deposit of $159,375 is outstanding as of December 31, 2024.

The Company is working with the Landlord to come to an amicable resolution. However, no assurance can be given that the parties will reach an amicable resolution on a timely basis, on favorable terms, or at all.

Lease Costs

	Year Ended December 31, 2024	Year Ended December 31, 2023
Components of total lease costs:
Operating lease expense	$1,233,777	$1,140,949
Total lease costs	$1,233,777	$1,140,949

Lease Positions as of December 31, 2024 and December 31, 2023

ROU lease assets and lease liabilities for our operating leases are recorded on the balance sheet as follows:

	December 31, 2024	December 31, 2023
Assets
Right of use asset – long term	$1,225,781	$2,200,299
Total right of use asset	$1,225,781	$2,200,299

Liabilities
Operating lease liabilities – short term	$683,352	$999,943
Operating lease liabilities – long term	436,354	1,041,744
Total lease liability	$1,119,706	$2,041,687

Lease Terms and Discount Rate as of December 31, 2024

Weighted average remaining lease term (in years) – operating leases	1.58
Weighted average discount rate – operating leases	8.00%

Maturities of leases are as follows:

2025	$710,546
2026	423,930
Total lease payments	$1,134,476
Less imputed interest	(14,770)
Less current portion	(683,352)
Total maturities, due beyond one year	$436,354

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

We were obligated to pay and paid a fee of $25,000 to Stanford within 60 days of February 3, 2020. We also issued 1 shares   of the Company’s common stock to Stanford. An annual licensing maintenance fee is payable by us on the first anniversary of the February 2020 License Agreement in the amount of $40,000 for 2021 through 2024 and $60,000 starting in 2025 until the license expires upon the expiration of the patent. The Company is required to pay and has paid $25,000 for the issuances of certain patents. The Company will pay milestone fees of $50,000 on the first commercial sales of a licensed product and $25,000 at the beginning of any clinical study for regulatory clearance of an in vitro diagnostic product developed and a potential licensed product. The Company paid a milestone fee for a clinical study for regulatory clearance of an in vitro diagnostic product developed and a potential licensed product of $25,000 in March of 2022. We are also required to: (i) provide a listing of the management team or a schedule for the recruitment of key management positions by June 30, 2020 (which has been completed), (ii) provide a business plan covering projected product development, markets and sales forecasts, manufacturing and operations, and financial forecasts until at least $10,000,000 in revenue by June 30, 2020 (which has been completed), (iii) conduct validation studies by September 30, 2020 (which has been completed), (iv) hold a pre-submission meeting with the FDA by September 30, 2020 (which has been completed), (iv) submit a 510(k) application to the FDA, Emergency Use Authorization (“EUA”), or a Laboratory Developed Test (“LDT”) by March 31, 2021 (which has been completed), (vi) develop a prototype assay for human profiling by December 31, 2021 (which has been completed), (vii) execute at least one partnership for use of the technology for transplant, autoimmunity, or infectious disease purposes by March 31, 2022 (which has been completed) and (viii) provided further development and commercialization milestones for specific fields of use in writing prior to December 31, 2022.

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

Asset Purchase Agreement

MDNA Lifesciences, Inc.

On January 4, 2024 (the “Closing Date”), the Company completed its acquisition of certain assets and issued to MDNA Lifesciences, Inc. (“MDNA”): 5 shares of the Company’s Common Stock, Warrants to purchase 5 shares of the Company’s Common Stock, and 20 shares of the Pearsanta Preferred Stock. The Company accounted for this transaction as an asset acquisition.

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

As part of this transaction, the Company acquired $1,008,669 in patents which was expensed to R&D. The fair market value of this transaction was determined by the purchase price paid in the transaction of 5 shares of the Company’s Common Stock, which had a value of $256,000 based on the trading price of the common stock, 5 Warrants to purchase shares of the Company’s Common Stock, which had a value of $252,669 using a Black Sholes valuation, and 10 shares of the Pearsanta Preferred Stock which had a value of $500,000 based on the stated value of Pearsanta’s Preferred Stock of $1,250,000 per share.

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

As part of this transaction, the Company acquired $5,703,995 in patents which was expensed to R&D and $266,448 in fixed assets. The fair market value of this transaction was determined by the purchase price paid in the transaction of 6,000 shares of the Company’s Series B-1 Convertible Preferred Stock which had a value of $5,970,443 based on stated value of the Series B-1 Convertible Preferred Stock of $1,000.00 per share.

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

On January 17, 2024, the Company issued 30 Settlement Shares to the investor. The Settlement Shares were issued pursuant to an exemption from registration pursuant to Section 3(a)(10) under the Securities Act of 1933, as amended.

On December 29, 2023, the Company entered into a securities purchase agreement with an institutional investor (“the “Holder”) for the issuance and sale in a private placement of (i) pre-funded warrants (the “December Pre-Funded Warrants”) to purchase up to 124 shares of the Company’s common stock, par value $0.001 (the “December Common Stock”) at an exercise price of $10.00 per share, and (ii) warrants to purchase up to 248 shares of the Company’s Common Stock, at a purchase price of $48,500.00 per share (collectively the “December PIPE Securities”).

The December PIPE Securities were to be registered within a timeframe as described in the registration rights agreement. The Company failed to register the December PIPE Securities within the agreed upon timeframe. As a result of the late registration, the holder of the December PIPE Securities was entitled to damages. On August 7, 2024, the Company and the holder of the December PIPE Securities entered into an exchange agreement inclusive of $667,000 of liquidated damages owed to the holder, which were expenses to general and administrative expense during the year ended December 31,2024, of the December PIPE Securities, pursuant to which the Company agreed to exchange the 124 Pre-Funded Warrants and 175 common stock warrants for: (i) an aggregate of 6,667 shares of the Company’s Series C-1 Convertible Preferred Stock, and (ii) warrants to purchase 257 shares of the Company’s Common Stock at an exercise price of $14,900.00 per share for a term of five years. See Note 7 for further disclosure surrounding the 2024 Letter Agreement.

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

In connection with the Merger Agreement the Company assumed $13.0 million in notes payable held by Evofem (see Note 7) and assumed a payable for $154,480 (see Note 7). These items were capitalized on the Company’s balance sheet to deposit on acquisition as of December 31, 2024. The Company recognized a debt discount of $1,924,276. As of December 31, 2024, there was an unamortized discount of $0. During the years ended December 31, 2024 and 2023, the Company recognized an amortization of debt discount of $589,377 and $0.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) all issued and outstanding shares of common stock, par value $0.0001 per share of Evofem (“Evofem Common Stock”), other than any shares of Evofem Common Stock held by the Company or Merger Sub immediately prior to the Effective Time, will be converted into the right to receive an aggregate of 61 shares of the Company’s common stock, par value $0.001 per share (“Company Common Stock”); and (ii) all issued and outstanding shares of Series E-1 Preferred Stock, par value $0.0001 of Evofem (the “Evofem Unconverted Preferred Stock”), other than any shares of Evofem Unconverted Preferred Stock held by the Company or Merger Sub immediately prior to the Effective Time, will be converted into the right to receive an aggregate of 2,327 shares of Series A-1 Convertible Preferred Stock, par value $0.001 of the Company (the “Company Preferred Stock”), having such rights, powers, and preferences set forth in the form of Certificate of Designation of Series A-1 Convertible Preferred Stock.

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

The Company and Merger Sub

The obligations of the Company and Merger Sub to consummate the Closing are subject to the satisfaction or waiver, at or prior to the Closing of certain conditions, including but not limited to, the following:

(i)	the Company shall have obtained agreements from the holders of Evofem Convertible Notes and purchase rights they hold to exchange such Convertible Notes and purchase rights for not more than an aggregate (for all holders of Evofem Convertible Notes) of 353 shares of Company Preferred Stock;

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

Evofem Parent Equity Investment

On October 28, 2024, Aditxt entered into a Securities Purchase Agreement (the “Series F-1 Securities Purchase Agreement”) with Evofem, pursuant to which the Company purchased the Fourth Parent Equity Investment of 2,280 shares of Evofem Series F-1 Convertible Preferred Stock for an aggregate purchase price of $2,280,000. See Note 12 for current status of the Evofem transaction.

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

Advance on Private Placement

On March 5, 2024, the Company received a $1,000,000 deposit for an ongoing Private Placement (as defined below), of which $400,000 was attributed to offering costs in connection with the Private Placement. As of December 31, 2024, the Private Placement had closed and the deposit was recorded to additional paid in capital. (See Note 10)

Appili Arrangement Agreement

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

At the effective time of the Arrangement (the “Effective Time”), each Appili Share outstanding immediately prior to the Effective Time (other than Appili Shares held by a registered holder of Appili Shares who has validly exercised such holder’s dissent rights) will be deemed to be assigned and transferred by the holder thereof to the Buyer in exchange for (i) $116.75 in cash consideration per share for an aggregate cash payment of $5,668,222 (the “Cash Consideration”) and (ii) 27.45004 of a share of common stock of Aditxt or an aggregate of 34 shares (the “Consideration Shares” and together with the Cash Consideration, the “Transaction Consideration”). In connection with the transaction, each outstanding option and warrant of Appili will be cashed-out based on the implied in-the-money value of the Transaction Consideration, which is expected to result in an additional aggregate cash payment of approximately $341,000 (based on the number of issued and outstanding options and warrants and exchange rates as of the date of the Arrangement Agreement).

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

Under the applicable Nasdaq rules, in no event may the Company issue to the ELOC Investor under the ELOC Purchase Agreement more than 34 shares of common stock, which number of shares is equal to 19.99% of the shares of the common stock outstanding immediately prior to the execution of the ELOC Purchase Agreement (the “Exchange Cap”), unless (i) the Company obtains stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules (“Stockholder Approval”), or (ii) the average price per share paid by the Investor for all of the shares of common stock that the Company directs the ELOC Investor to purchase from the Company pursuant to the ELOC Purchase Agreement, if any, equals or exceeds the official closing sale price on the Nasdaq Capital Market immediately preceding the delivery of the applicable purchase notice to the Investor and (B) the average of the closing sale prices of the Company’s common stock on the Nasdaq Capital market for the five business days immediately preceding the delivery of such purchase notice.

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

As consideration for the ELOC Investor’s commitment to purchase shares of common stock at the Company’s direction upon the terms and subject to the conditions set forth in the ELOC Purchase Agreement, the Company shall pay the Investor a commitment fee of 225 shares as outlined in the ELOC Purchase Agreement, which is payable on the later of (i) January 2, 2025 and (ii) the trading day following the date on which Stockholder Approval is obtained.

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

For the year ended December 31, 2024, the Company sold 93,595 shares at an average price of $160.42 per share under the ELOC. The sales generated net proceeds of $14,989,558 after paying commissions and related fees. (Note 12)

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

On May 24, 2021, the Company increased the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 27,000,000 to 100,000,000 (the “Authorized Shares Increase”) by filing a Certificate of Amendment (the “Certificate of Amendment”) to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. In accordance with the General Corporation Law of the State of Delaware, the Authorized Shares Increase and the Certificate of Amendment were approved by the stockholders of the Company at the Company’s Annual Meeting of Stockholders on May 19, 2021. On September 13, 2022, the Company effectuated a 1 for 50 reverse stock split (the “2022 Reverse Split”). The Company’s stock began trading at the 2022 Reverse Split price effective on the Nasdaq Stock Market on September 14, 2022. There was no change to the number of authorized shares of the Company’s common stock. On August 17, 2023, the Company effectuated a 1 for 40 reverse stock split (the “2023 Reverse Split”). The Company’s stock began trading at the 2023 Reverse Split price effective on the Nasdaq Stock Market on August 17, 2023. There was no change to the number of authorized shares of the Company’s common stock. On October 2, 2024, the Company effectuated a 1 for 40 reverse stock split (the “2024 Reverse Split”). The Company’s stock began trading at the 2024 Reverse Split price effective on the Nasdaq Stock Market on October 3, 2024. On March 14, 2025, the Company effectuated a 1 for 250 reverse stock split (the “2025 Reverse Split”). The Company’s stock began trading at the 2024 Reverse Split price effective on the Nasdaq Stock Market on March 17, 2025.

On March 14, 2025, Pearsanta effectuated a 1 for 60 reverse stock split (the “2025 Pearsanta Reverse Split”).  There was no change to the number of authorized shares of Pearsanta’s common stock. All share amounts referenced in this report are adjusted to reflect the 2025 Pearsanta Reverse Split.

Formed in January 2023, our majority owned subsidiary Pearsanta™, Inc. (“Pearsanta”) seeks to take personalized medicine to a new level by delivering “Health by the Numbers.” On November 22, 2023, Pearsanta entered into an assignment agreement with FirstVitals LLC, an entity controlled by Pearsanta’s former CEO, Ernie Lee (“FirstVitals”), pursuant to which FirstVitals assigned its rights in certain intellectual property and website domain to Pearsanta in consideration of the issuance of 8,334 shares of Pearsanta common stock to FirstVitals. On December 18, 2023, the board of directors of Pearsanta adopted the Pearsanta 2023 Omnibus Equity Incentive Plan (the “Pearsanta Omnibus Incentive Plan”), pursuant to which it reserved 15 million shares of common stock of Pearsanta for future issuance under the Pearsanta Omnibus Incentive Plan and the Pearsanta 2023 Parent Service Provider Equity Incentive Plan (the “Pearsanta Parent Service Provider Plan”) and approved the issuance of 9.32 million options, exercisable into shares of Pearsanta common stock under the Pearsanta Parent Service Provider Plan and the issuance of 4.0 million options, exercisable into shares of Pearsanta common stock, subject to vesting, and 1.0 million restricted common stock shares under the Pearsanta Omnibus Incentive Plan.

During the years ended December 31, 2024, the Company issued 5 shares of common stock as part of the MDNA asset purchase agreement. (See Note 9) During the year ended December 31, 2024, the Company issued 30 shares of common stock as part of a settlement agreement. (See Note 9)

During the year ended December 31, 2023, the Company issued 8 shares of common stock and recognized expense of $484,525 in stock-based compensation for consulting services. The stock-based compensation for consulting services is calculated by the number of shares multiplied by the closing price on the effective date of the contract. The Company recognized expense of $308,479 in stock-based compensation related to the RSUs for the year ended December 31, 2023. The stock-based compensation for shares issued or RSUs granted during the period were valued based on the fair market value on the date of grant. During the year ended December 31, 2023, the Company issued 106 shares of common stock for the exercise of warrants.

Increase in Authorized Capital

On August 8, 2024, the Company filed with the Secretary of State of Delaware an amendment to the Company’s Certificate of Incorporation, (the “Charter Amendment”) to increase the number of authorized common stock from 100,000,000 shares to 1,000,000,000 shares. The Charter Amendment was approved by the Company’s stockholders at the Company’s Annual Meeting of Stockholders held on August 7, 2024.

Closing of Private Placement

On December 29, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (“the “December Purchaser”) for the issuance and sale in a private placement (the “December Private Placement”) of (i) pre-funded warrants (the “December Pre-Funded Warrants”) to purchase up to 124 shares of the Company’s Common Stock, par value $0.001 at an exercise price of $10.00 per share, and (ii) warrants (the “December Common Warrants”) to purchase up to 248 shares of the Company’s Common Stock, at a purchase price of $48,500.00 per share.

Pursuant to the Purchase Agreement, the Company agreed to reduce the exercise price of certain outstanding warrants to purchase Common Stock of the Company (“Certain Outstanding Warrants”) held by the Purchaser to $46,000.00 per share in consideration for the cash payment by the December Purchaser of $1,250.00 per share of Common Stock underlying the Certain Outstanding Warrants, effective immediately.

The December Private Placement closed on January 4, 2024. The net proceeds to the Company from the December Private Placement were approximately $5.5 million, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company.

In addition, the Company agreed to pay H.C. Wainwright & Co., LLC (“Wainwright”) certain expenses and issued to Wainwright or its designees warrants (the “December Placement Agent Warrants”) to purchase up to an aggregate of 8 shares of Common Stock at an exercise price equal to $60,625.00 per share. The December Placement Agent Warrants are exercisable immediately upon issuance and have a term of exercise equal to three years from the date of issuance.

May Private Placement

On May 2, 2024, the Company entered into a Securities Purchase Agreement (the “May PIPE Purchase Agreement”) with certain accredited investors, pursuant to which the Company agreed to issue and sell to such investors in a private placement (the “Private Placement”) (i) an aggregate of 17 shares of the Company’s Series C-1 Convertible Preferred Stock (the “Series C-1 Convertible Preferred Stock”), (ii) an aggregate of 17 shares of the Company’s Series D-1 Preferred Stock (the “Series D-1 Preferred Stock”), and (iii) warrants (the “May PIPE Warrants”) to purchase up to an aggregate of 162 shares of the Company’s common stock.

The May PIPE Warrants are exercisable commencing nine months following the initial issuance date at an initial exercise price of $24,700.00 per share and expire five years from the date of issuance.

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

Dawson James Securities (“Dawson James”) served as the Company’s exclusive placement agent in connection with the Private Placement, pursuant to that certain engagement letter, dated as of May 2, 2024, between the Company and Dawson James (the “Engagement Letter”). Pursuant to the Engagement Letter, the Company paid Dawson James (i) a total cash fee equal to 7% of the aggregate gross proceeds of the Private Placement. In addition, the Company agreed to pay Dawson James certain expenses and issued to Dawson James or its designees warrants of 323 (the “May PIPE Placement Agent Warrants”) to purchase 5% of the number of securities sold in the Private Placement. The May PIPE Placement Agent Warrants are exercisable at an exercise price of $32,437.50 per share commencing nine months following issuance and have a term of exercise equal to five years from the date of issuance. Per the May PIPE Placement Agent Warrant agreement, the exercise price of the May PIPE Placement Agent Warrants was reset to $5,190.00.

May Senior Notes

On May 24, 2024, the Company entered into the May Senior Notes. The May Senior Notes had an original issuance discount of $211,382. The notes have a maturity date of August 22, 2024 and an interest rate of 14% per annum. There were also 33 shares of the Company’s common stock issued to the holders of the notes as part of this transaction. As of December 31, 2024, these notes were fully paid off. (See Note 7 & 12)

July Senior Notes

On July 9, 2024 and July 12, 2024, the Company entered into, collectively, the July Senior Notes. The July Senior Notes had a principal amount of $1,500,000 an original issuance discount of $300,000. The notes have a maturity date of October 7, 2024 and an interest rate of 14% per annum. In connection with the issuance of the July Note, the Company issued the July Note Purchasers a warrant (the “July Note Warrant”) to purchase up to 125 shares of the Company’s common stock (the “July Note Warrant Shares”). Pursuant to the July Note Purchase Agreement, the Company also agreed to file a registration statement with the SEC covering the resale of the Warrant Shares as soon as practicable following notice from an investor, and to cause such registration statement to become effective within 60 days following the filing thereof. The July Note Warrant is exercisable following Stockholder Approval (as defined in the Purchase Agreement) at an initial exercise price of $14,900.00 for a term of five years. In connection with the issuance of the July Note, the Company issued the July Note Warrant to purchase up to 176 shares of the Company’s common stock. The initial exercise price is $15,820.00. As of December 31, 2024, these notes were fully paid off. (See Note 7)

Following Stockholder Approval (as defined in the July Note Warrant), if and whenever on or after the Subscription Date (as defined in the July Note Warrant) the Company grants, issues or sells (or enters into any agreement to grant, issue or sell), is deemed to have granted, issued or sold, any shares of Common Stock for a consideration per share (the “New Issuance Price”) less than a price equal to the exercise price in effect immediately prior to such granting, issuance or sale or deemed granting, issuance or sale (the foregoing a “Dilutive Issuance”), then, immediately after such Dilutive Issuance, the exercise price then in effect shall be reduced to an amount equal to the New Issuance Price. Simultaneously, with any adjustment to the New Issuance Price the July Note Warrant shall be increased or decreased proportionally, so that after such adjustment the aggregate New Issuance Price payable hereunder for the adjusted number of July Warrant shares shall be the same as the aggregate New Issuance Price in effect immediately prior to such adjustment.

Registered Direct Offering

On August 8, 2024, the Company entered into a securities purchase agreement (the “Registered Direct Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to sell to such investors 19 shares (the “Registered Direct Shares”) of common stock of the Company (the “Common Stock”), pre-funded warrants (the “Registered Direct Pre-Funded Warrants”) to purchase up to 95 shares of Common Stock of the Company (the “Registered Direct Pre-Funded Warrant Shares”), having an exercise price of $10.00 per share, at a purchase price of $10,600.00 per share of Common Stock and a purchase price of $10,590.00 per Registered Direct Pre-Funded Warrant (the “Registered Direct Offering”). The shares of Common Stock and Registered Direct Pre-Funded Warrants (and shares of common stock underlying the Registered Direct Pre-Funded Warrants) were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-280757), which was declared effective by the Securities and Exchange Commission on August 6, 2024.

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

At the Market Offering Agreement Amendment & Activity

For the year ended December 31, 2023, the Company sold 1 share at a price of $620,500 un the ATM (as defined below). The sale of the share generated proceeds of $507,016 after paying commissions and related fees.

On April 20, 2023, the Company entered into an amendment to the ATM, pursuant to which the Company and the Agent (as defined below) agreed to reduce the aggregate gross sales price of the shares under the ATM from $50,000,000 to zero.

On October 25, 2024 the Company entered into an amendment to the existing At The Market Offering Agreement (the “ATM”) with H.C. Wainwright & Co., LLC as agent (the “Agent”), pursuant to which the Company may offer and sell, from time to time through the Agent, shares of the Company’s common stock having an aggregate offering price of up to $35,000,000 (the “ATM Shares”).

During the year ended December 31, 2024, the Company sold 31,528 Shares at an average price of $65.00 per share under the ATM. The sale of Shares generated net proceeds of approximately $1,986,718 after paying fees and expenses. As of December 31, 2024, the Company had an outstanding subscription receivable in connection with the ATM of 1,773 shares in the amount of $85,137. The $85,137 was collected subsequent to December 31, 2024.

ELOC Activity

During the year ended December 31, 2024, the Company sold 92,595 Shares at an average price of $160.00 per share under the ELOC. The sale of Shares generated net proceeds of approximately $15,014,568 after paying fees and expenses. As of December 31, 2024, the Company had an outstanding subscription receivable in connection with the ELOC of 23,273 shares in the amount of $1,023,614. The $1,023,614 was collected subsequent to December 31,2024.

Preferred Stock

The Company is authorized to issue 3,000,000 shares of preferred stock, par value $0.001 per share. There were 144 and 100 shares of preferred stock outstanding as of December 31, 2024 and December 31, 2023, respectively.

All series of the Company’s convertible preferred stock include alternate conversion provisions. The Company’s convertible preferred stock also contains floor pricing provisions; the Company has the discretion to issue shares below the floor price.

Aditxt Preferred Share Class	Quantity Issued and Outstanding as of December 31, 2024	Standard Conversion Common Stock Equivalent	Liquidation Amount
Series A Preferred Stock	-	-	$-
Series A-1 Convertible Preferred Stock	22,071	2,486	27,588,230
Series B Preferred Stock	-	-	-
Series B-1 Convertible Preferred Stock	2,689	332	3,361,250
Series B-2 Convertible Preferred Stock	2,625	279	3,281,250
Series C Preferred Stock	-	-	-
Series C-1 Convertible Preferred Stock	8,373	333	10,466,250
Series D-1 Preferred Stock	-	-	-
Total Aditxt Preferred Shares Outstanding	35,758	3,430	$44,696,980

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

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) all issued and outstanding shares of common stock, par value $0.0001 per share of Evofem (“Evofem Common Stock”), other than any shares of Evofem Common Stock held by the Company or Merger Sub immediately prior to the Effective Time, will be converted into the right to receive an aggregate of 61 shares of the Company’s common stock, par value $0.001 per share (“Company Common Stock”); and (ii) all issued and outstanding shares of Series E-1 Preferred Stock, par value $0.0001 of Evofem (the “Evofem Unconverted Preferred Stock”), other than any shares of Evofem Unconverted Preferred Stock held by the Company or Merger Sub immediately prior to the Effective Time, will be converted into the right to receive an aggregate of 2,327 shares of Series A-1 Convertible Preferred Stock, par value $0.001 of the Company (the “Company Preferred Stock”), having such rights, powers, and preferences set forth in the form of Certificate of Designation of Series A-1 Convertible Preferred Stock. See Series A-1 Convertible Preferred Stock certificate of designation incorporated by reference to this document.

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

The following is only a summary of the Series A-1 Certificate of Designations, and is qualified in its entirety by reference to the full text of the Series A-1 Certificate of Designations.

Designation, Amount, and Par Value: The number of Series A-1 Convertible Preferred Stock designated is 22,280 shares. The shares of Series A-1 Convertible Preferred Stock have a par value of $0.001 per share and a stated value of $1,000 per share.

Conversion Price: The Series A-1 Convertible Preferred Stock will be convertible into shares of Common Stock at an initial conversion price of $44,400 (subject to adjustment pursuant to the Series A-1 Certificate of Designations) (the “Conversion Price”). The Certificate of Designations also provides that in the event of certain Triggering Events (as defined below) any holder may, at any time, convert any or all of such holder’s Series A-1 Convertible Preferred Stock at an alternate conversion rate equal to the product of (i) the Alternate Conversion Price (as defined below) and (ii) the quotient of (x) the 25% redemption premium multiplied by (y) the amount of Series A-1 Convertible Preferred Stock subject to such conversion. “Triggering Events” include, among others, (i) a suspension of trading or the failure to be traded or listed on an eligible market for five consecutive days or more, (ii) the failure to remove restrictive legends when required, (iii) the Company’s default in payment of indebtedness in an aggregate amount of $500,000 or more (the Company is currently in default for payments greater than $500,000), (iv) proceedings for a bankruptcy, insolvency, reorganization or liquidation, which are not dismissed with 30 days, (v) commencement of a voluntary bankruptcy proceeding, and (viii) final judgments against the Company for the payment of money in excess of $100,000. “Alternate Conversion Price” means the lowest of (i) the applicable conversion price the in effect, (ii) the greater of (x) $8,880.00 (the “Floor Price”) and (y) 80% of the volume weighted average price (“VWAP”) of the Common Stock on the trading day immediately preceding the delivery of the applicable conversion notice. Further, the Series A-1 Certificate of Designations provides that if on any of the 90th and 180th day after each of the occurrence of any Stock Combination Event (as defined in the Series A-1 Certificate of Designations) and the Applicable Date (as defined in the Series A-1 Certificate of Designations), the conversion price then in effect is greater than the market price then in effect (the “Adjustment Price”), on such date then the conversion price shall automatically lower to the Adjustment Price.

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

Conversion of A-1 Preferred Stock

For the year ended December 31, 2024, approximately 209 shares of Series A-1 Convertible Preferred Stock have been converted into 30 shares of the Company’s common stock. The approximately 209 shares of Series A-1 Convertible Preferred Stock were converted per the certificate of designation under an alternate conversion method, inclusive of the additional 50% premium of the conversion amount, due to the previously disclosed default on the LS Biotech Eight, LLC lease.

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

Series B-1 Convertible Preferred Stock Certificate of Designation

On January 24, 2024, the Company filed a Certificate of Designations for its Series B-1 Convertible Preferred Stock with the Secretary of State of Delaware (the “Series B-1 Certificate of Designations”). The following is only a summary of the Series B-1 Certificate of Designations.

Designation, Amount, and Par Value: The number of Series B-1 Convertible Preferred Stock designated is 6,000 shares. The shares of Series B-1 Convertible Preferred Stock have a par value of $0.001 per share and a stated value of $1,000 per share.

Conversion Price: The Series B-1 Convertible Preferred Stock will be convertible into shares of Common Stock at an initial conversion price of $40,600.00 (subject to adjustment pursuant to the Series B-1 Certificate of Designations) (the “Conversion Price”). The Series B-1 Certificate of Designations also provides that in the event of certain Triggering Events (as defined below) any holder may, at any time, convert any or all of such holder’s Series B-1 Convertible Preferred Stock at an alternate conversion rate equal to the product of (i) the Alternate Conversion Price (as defined below) and (ii) the quotient of (x) the 125% redemption premium multiplied by (y) the amount of Series B-1 Convertible Preferred Stock subject to such conversion. “Triggering Events” include, among others, (i) a suspension of trading or the failure to be traded or listed on an eligible market for five consecutive days or more, (ii) the failure to remove restrictive legends when required, (iii) the Company’s default in payment of indebtedness in an aggregate amount of $500,000 or more, (iv) proceedings for a bankruptcy, insolvency, reorganization or liquidation, which are not dismissed with 30 days, (v) commencement of a voluntary bankruptcy proceeding, and (viii) final judgments against the Company for the payment of money in excess of $500,000. “Alternate Conversion Price” means the lowest of (i) the applicable conversion price the in effect, (ii) the greater of (x) $9,420.00 (the “Floor Price”) and (y) 80% of the lowest volume weighted average price (“VWAP”) of the Common Stock during the five consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice. Further, the Series B-1 Certificate of Designations provides that if on any of the 90th and 180th day after each of the occurrence of any Stock Combination Event (as defined in the Series B-1 Certificate of Designations) and the Applicable Date (as defined in the Series B-1 Certificate of Designations), the conversion price then in effect is greater than the market price then in effect (the “Adjustment Price”), on such date then the conversion price shall automatically lower to the Adjustment Price.

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

Conversion of Series B-1 Convertible Preferred Stock

For the year ended December 31, 2024, 3,311 Series B-1 Preferred Stock have been converted into 3,174 shares of the Company’s common stock. The 1,768 shares of Series B-1 Convertible Preferred Stock were converted per the certificate of designation, under an alternate conversion method, inclusive of the additional 50% premium of the conversion amount, due to the previously disclosed default on the LS Biotech Eight, LLC lease. The Company also waived the floor price and issued common shares below the floor price.

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

The following is only a summary of the Series B-2 Certificate of Designations, and is qualified in its entirety by reference to the full text of the Series B-2 Certificate of Designations.

Designation, Amount, and Par Value: The number of Series B-2 Convertible Preferred Stock designated is 2,625 shares. The shares of Series B-2 Convertible Preferred Stock have a par value of $0.001 per share and a stated value of $1,000 per share.

Conversion Price: The Series B-2 Convertible Preferred Stock will be convertible into shares of Common Stock at an initial conversion price of $47,100.00 (subject to adjustment pursuant to the Series B-2 Certificate of Designations) (the “Conversion Price”). The Series B-2 Certificate of Designations also provides that in the event of certain Triggering Events (as defined below) any holder may, at any time, convert any or all of such holder’s Series B-2 Convertible Preferred Stock at an alternate conversion rate equal to the product of (i) the Alternate Conversion Price (as defined below) and (ii) the quotient of (x) the 125% redemption premium multiplied by (y) the amount of Series B-2 Convertible Preferred Stock subject to such conversion. “Triggering Events” include, among others, (i) a suspension of trading or the failure to be traded or listed on an eligible market for five consecutive days or more, (ii) the failure to remove restrictive legends when required, (iii) the Company’s default in payment of indebtedness in an aggregate amount of $500,000 or more(the Company is currently in default for payments greater than $500,000), (iv) proceedings for a bankruptcy, insolvency, reorganization or liquidation, which are not dismissed with 30 days, (v) commencement of a voluntary bankruptcy proceeding, and (viii) final judgments against the Company for the payment of money in excess of $500,000. “Alternate Conversion Price” means the lowest of (i) the applicable conversion price the in effect, (ii) the greater of (x) $9,420.00 (the “Floor Price”) and (y) 80% of the lowest volume weighted average price (“VWAP”) of the Common Stock during the five consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice. Further, the Series B-2 Certificate of Designations provides that if on any of the 90th and 180th day after each of the occurrence of any Stock Combination Event (as defined in the Series B-2 Certificate of Designations) and the Applicable Date (as defined in the Series B-2 Certificate of Designations), the conversion price then in effect is greater than the market price then in effect (the “Adjustment Price”), on such date then the conversion price shall automatically lower to the Adjustment Price.

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

Conversion of Series B-2 Convertible Preferred Stock

For the year ended December 31, 2024, zero Series B-1 Preferred Stock have been converted into zero shares of the Company’s common stock.

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

Conversion Price: The Series C-1 Convertible Preferred Stock will be convertible into shares of Common Stock at an initial conversion price of $25,950.00 (subject to adjustment pursuant to the Series C-1 Certificate of Designations) (the “Series C-1 Conversion Price”). The Series C-1 Certificate of Designations also provides that in the event of certain Triggering Events (as defined below) any holder may, at any time, convert any or all of such holder’s Series C-1 Convertible Preferred Stock at an alternate conversion rate equal to the product of (i) the Alternate Conversion Price (as defined below) and (ii) the quotient of (x) the 25% redemption premium multiplied by (y) the amount of Series C-1 Convertible Preferred Stock subject to such conversion. “Triggering Events” include, among others, (i) a suspension of trading or the failure to be traded or listed on an eligible market for five consecutive days or more, (ii) the failure to remove restrictive legends when required, (iii) the Company’s default in payment of indebtedness in an aggregate amount of $500,000 or more, (iv) proceedings for a bankruptcy, insolvency, reorganization or liquidation, which are not dismissed with 30 days, (v) commencement of a voluntary bankruptcy proceeding, and (viii) final judgments against the Company for the payment of money in excess of $500,000. “Alternate Conversion Price” means the lowest of (i) the applicable conversion price the in effect, (ii) the greater of (x) $25,950.00 (the “Floor Price”) and (y) 80% of the volume weighted average price (“VWAP”) of the Common Stock on the trading day immediately preceding the delivery of the applicable conversion notice. Further, the Series C-1 Certificate of Designations provides that if on any of the 90th and 180th day after each of the occurrence of any Stock Combination Event (as defined in the Series C-1 Certificate of Designations) and the Applicable Date (as defined in the Series C-1 Certificate of Designations), the conversion price then in effect is greater than the market price then in effect (the “Adjustment Price”), on such date then the conversion price shall automatically lower to the Adjustment Price.

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

See Note 7 for additional disclosure regarding the 2024 Letter Agreement. See Note 12 for redemptions.

Series C-1 Convertible Preferred Stock Redemptions

For the year ended December 31, 2024, the Company redeemed approximately 2,480 shares of Series C-1 Convertible Preferred Stock for $2,851,839. As of December 31, 2024 the Company recorded a mandatorily redeemable preferred stock payable of $1,354,774, representing 1,178 Series C-1 Convertible Preferred Stock.

Exchange Agreement

On August 7, 2024, the Company entered into a Securities Exchange Agreement with the an investor (the “August Exchange Agreement”), pursuant to which the Company agreed to exchange certain pre-funded warrants, common stock, and $667,000 in liquidated damages (Note 9) for: (i) an aggregate of 6,667 shares of the Company’s Series C-1 Convertible Preferred Stock, par value $0.001 per share and (ii) warrants to purchase 257 shares of the Company’s Common Stock at an exercise price of $14,900.00 per share for a term of five years (the “August Warrants”). See Note 7 for additional disclosure regarding the 2024 Letter Agreement.

Series D-1 Preferred Stock Certificate of Designation

On May 2, 2024, the Company filed a Certificate of Designation for its Series D-1 Preferred Stock with the Secretary of State of Delaware (the “Series D-1 Certificate of Designations”). The following is only a summary of the Series D-1 Certificate of Designations, and is qualified in its entirety by reference to the full text of the Series D-1 Certificate of Designations.

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

Series D-1 Convertible Preferred Stock Redemptions

For the year ended December 31, 2024, the Company redeemed 4,186 shares of Series D-1 Convertible Preferred Stock for $42.

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

During the years ended December 31, 2024 and 2023, the Company granted no new options.

The Company recognizes option forfeitures as they occur, as there is insufficient historical data to accurately determine future forfeitures rates.

The following is an analysis of the stock option grant activity under the Plan:

Vested and Nonvested Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2023	60	$44,395,124.59	9.74
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	-	-	-
Outstanding December 31, 2024	60	$44,395,124.59	8.65

Nonvested Stock Options	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2023	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested on December 31, 2024	-	$-

As of December 31, 2024 there were 60 exercisable options; these options had a weighted average exercise price $44,395,124.59.

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

During the years ended December 31, 2024 and 2023, Pearsanta granted no new options under the Pearsanta 2023 Plan.

The following is an analysis of the stock option grant activity under the Pearsanta Plans:

Vested and Nonvested Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2023	222,000	$1.20	9.97
Granted	3,651	0.60	2.33
Exercised	-	-	-
Expired or forfeited	(44,434)	1.20	-
Rounding in connection with Reverse Split	10	-	-
Outstanding December 31, 2024	181,227	$1.19	8.84

Nonvested Stock Options	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2023	66,667	$1.20
Granted	3,651	0.60
Vested	(25,884)	1.12
Forfeited	(44,434)	1.20
Nonvested on December 31, 2024	-	$-

As of December 31, 2024, there were 181,226 exercisable options; these options had a weighted average exercise price $1.19.

The Company recognized stock-based compensation expense related to all options granted and vesting expense of $32,918 during the year ended December 31, 2024, of which $32,918 is included in general and administrative expenses in the accompanying statements of operations. The remaining value to be expensed is $0 as of December 31, 2024. The weighted average vesting term is 0 years as of December 31, 2024.

The Company recognized stock-based compensation expense related to all options granted and vesting expense of $589,014 during the year ended December 31, 2023, of which $385,640 is included in general and administrative expenses and $203,374 is included in research and development expenses in the accompanying statements of operations.

Warrants

For the year ended December 31, 2024, the fair value of each warrant granted was estimated using the assumption and/or factors in the Black-Scholes Model as follows:

Exercise price	$52,300
Expected dividend yield	0%
Risk free interest rate	3.97%
Expected life in years	5.0
Expected volatility	219%

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

The Company recognizes warrant forfeitures as they occur, as there is insufficient historical data to accurately determine future forfeitures rates.

A summary of warrant issuances are as follows:

Vested and Nonvested Warrants	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2023	546	$141,100.00	2.73
Granted	2,617	5,133.60	4.36
Exercised	(182)	6,749.70	-
Expired or forfeited	(301)	18,459.27	-
Outstanding December 31, 2024	2,680	$659,707.35	4.51

Nonvested Warrants	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2023	-	$-
Granted	2,617	5,133.60
Vested	(2,617)	5,133.60
Forfeited	-	-
Nonvested on December 31, 2024	-	$-

Warrant Reprice

For the year ended December 31, 2024, the Company entered into an amendment to common stock purchase warrants (the “Warrant Amendment”) with the holder (the “Repriced Holder”) of certain of the Company’s warrants originally issued in August Exchange Agreement, July 2024 Senior Notes, May PIPE Placement Agent Warrants, December 2023, April 2023, September 2022, December 2021, August 2021, and September 2020 (collectively, the “Repriced Outstanding Warrants”), pursuant to which the Company and the Repriced Holder agreed to amend each of the Repriced Outstanding Warrants to lower the exercise price of the Outstanding Warrants to $8,120.00 per share. A total of 824 warrants were repriced. The reprice of the warrants also resulted in the issuance of 1,766 new warrants as part of the reprice provisions. In connection with the warrant reprices there was a modification to the warrants resulting in a deemed dividend amount of $5,902,874 and an interest expense of $376,901 for the warrants that were modified with the issuance of a note payable.

The August Exchange Agreement warrants have a floor price of $5,190.00 and were repriced to $5,190.00. 480 new warrants as part of the reprice provisions.

The July 2024 Senior Notes warrants have a floor price of $2,950.00 and were repriced to $2,950.00. 1,244 new warrants as part of the reprice provisions.

The May PIPE Placement Agent Warrants have a floor price of $5,190.00 and were repriced to $5,190.00. 43 new warrants as part of the reprice provisions.

For the year ended December 31, 2024, the fair value of each warrant modified was estimated using the assumption and/or factors in the Black-Scholes Model as follows:

Exercise price	$3,000.00-46,000.00
Expected dividend yield	0%
Risk free interest rate	3.66-4.62%
Expected life in years	1.15-4.98
Expected volatility	202-166%

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

Restricted Stock Units

A summary of Restricted Stock Units (“RSUs”) issuances are as follows:

Nonvested RSUs	Number	Weighted Average Price
Nonvested December 31, 2023	-	$-
Granted	1	19,250.00
Vested	(1)	19,250.00
Forfeited	-	-
Nonvested December 31, 2024	-	$-

The Company recognized stock-based compensation expense related to RSUs granted and vesting expense of $153 and $308,479 during the year ended December 31, 2024 and December 31, 2023, respectively. The $153 is included in general and administrative, in the accompanying Statements of Operations. The remaining value to be expensed is $0 with a weighted average vesting term of 0 years as of December 31, 2024.

During the year ended December 31, 2024, the Company granted a total of 1 RSUs. During the year ended December 31, 2024, 1 RSUs vested and the Company issued 1 shares of common stock for the 1 vested RSUs. During the year ended December 31, 2023, 1 RSUs vested and the Company issued 1 shares of common stock for the 1 vested RSUs.

NOTE 11 – INCOME TAXES

For the years ended December 31, 2024 and 2023, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company. The Company’s losses before income taxes consist solely of losses from domestic operations.

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	2024	2023
Income taxes at U.S. statutory rate	21%	21%
State income taxes	1.1	0.8
Tax Credits	0.3	0.5
Permanent Differences/Others	1.3	(1.9)
Change in valuation allowance	(23.7)	(20.5)
Total provision for income taxes	0%	0%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 are comprised of the following:

	Years Ended December 31,
	2024	2023
Deferred tax assets
Net operating loss carryforwards	$24,721,951	$18,555,428
Tax credits carryforwards	752,472	796,320
Stock-based compensation	1,584,379	1,580,038
Lease liability	270,506	486,473
Section 174 Capitalization	4,158,082	2,207,611
Loss on impairment of debt	3,319,905	3,326,129
Other	150,464	92,704
Total deferred tax assets	34,957,759	27,044,703
Valuation allowance	(34,559,893)	(26,414,533)
Net deferred tax assets	397,866	630,170
Deferred tax liabilities
Right of use assets	(250,710)	(486,473)
Fixed assets	(147,156)	(143,697)
Total deferred tax liabilities	(397,866)	(630,170)
Net deferred taxes	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which are comprised primarily of net operating loss carryforwards and tax credits. Management has considered the Company’s history of cumulative net losses in the United States, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its U.S. federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against these net deferred tax assets as of December 31, 2024 and 2023, respectively. The Company reevaluates the positive and negative evidence at each reporting period. The Company’s valuation allowance increased during 2024 by approximately $8.1 million primarily due to the generation of net operating loss and tax credit carryforwards and the capitalization of research and experimental expenditures. The Company’s valuation allowance increased during 2023 by approximately $6.2 million primarily due to the generation of net operating loss and tax credit carryforwards and the capitalization of research and experimental expenditures.

As of December 31, 2024 and 2023, the Company had U.S. federal net operating loss carryforwards of $99.9 million and $75.2 million, respectively, which may be available to offset future income tax liabilities. The 2017 Tax Cuts and Jobs Act (“ TCJA”) will generally allow losses incurred after 2017 to be carried over indefinitely, but will generally limit the net operating loss deduction to the lesser of the net operating loss carryover or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). Also, there will be no carryback for losses incurred after 2017. Losses incurred prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s net operating loss carryover or 100% of a corporation’s taxable income and be available for twenty years from the period the loss was generated. The Company has federal net operating losses generated following 2017 of $99.8 million, which do not expire. The federal net operating losses generated prior to 2018 of $0.1 million will expire at various dates through 2037. The CARES Act temporarily allows the Company to carryback net operating losses arising in 2018, 2019 and 2020 to the five prior tax years. In addition, net operating losses generated in these years could fully offset prior year taxable income without the 80% of the taxable income limitation under the TCJA which was enacted on December 22, 2017. The Company has been generating losses since its inception, as such the net operating loss carryback provision under the CARES Act is not applicable to the Company.

As of December 31, 2024 and 2023, the Company also had U.S. state net operating loss carryforwards (post-apportioned) of $31.0 million and $28.2 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2042.

As of December 31, 2024, the Company had $0.1 million federal tax credit carryforwards available to reduce future tax liabilities which expire at various dates through 2042. As of December 31, 2023, the Company had $0.1 federal tax credit carryforwards. As of December 31, 2024 and 2023, the Company had state research and development tax credit carryforwards of approximately $0.4 million and $0.4 million, respectively, which may be available to reduce future tax liabilities and can be carried over indefinitely.

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

The Company files tax returns in the United States, California, Virginia, and New York. The Company is subject to U.S. federal and state tax examinations by tax authorities for the tax years ended December 31, 2019 through present. As of December 31, 2024 and 2023, the Company has recorded no liability for unrecognized tax benefits, interest, or penalties related to federal and state income tax matters and there currently no pending tax examinations. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all significant events or transactions that occurred through March 31, 2025, the date these consolidated financial statements were available to be issued.

2025 Special Meeting

On February 28, 2025, Aditxt held a special meeting of stockholders (the “Special Meeting”) for the purpose of holding a stockholder vote on the proposals set forth below. An aggregate of 27,279,927 shares of the Company’s Common Stock or 34.57% of the voting authority, constituting a quorum, were represented virtually, in person, or by valid proxies at the Special Meeting.

At the Special Meeting, the Company’s stockholders (i) granted discretionary authority to the Company’s board of directors to (a) amend the Company’s certificate of incorporation to combine outstanding shares of the Company’s common stock into a lesser number of outstanding shares, or a “reverse stock split,” at a specific ratio within a range of one-for-five (1:5) to a maximum of a one-for-two hundred fifty (1:250) split, with the exact ratio to be determined by the Company’s board of directors in its sole discretion; and (b) effect the reverse stock split, if at all, within one year of the date the proposal is approved by stockholders (Proposal 4); and (ii) authorized the Company to adjourn the Special Meeting if necessary or appropriate (Proposal 5).

The Special Meeting was adjourned to March 17, 2025 at 12:00 PM ET with respect to the following proposals: (i) to approve, for the purpose of Nasdaq Marketplace Rule 5635(d), the issuance of shares of common stock underlying shares of Series A-1 Convertible Preferred Stock originally issued by the Company in December 2023 (Proposal 1); (ii) to approve, for the purpose of Nasdaq Marketplace Rule 5635(d), the issuance of shares of common stock underlying shares of Series C-1 Convertible Preferred Stock and common stock purchase warrants originally issued by the Company in May 2024 and August 2024 (Proposal 2); and (iii) to approve, for the purpose of Nasdaq Marketplace Rule 5635(d), the issuance of shares of common stock underlying common stock purchase warrants originally issued by the Company in July 2024 (Proposal 3).

The Special Meeting was further adjourned to April 17, 2025 at 12:00 PM ET with respect to the following proposals: (i) to approve, for the purpose of Nasdaq Marketplace Rule 5635(d), the issuance of shares of common stock underlying shares of Series A-1 Convertible Preferred Stock originally issued by the Company in December 2023 (Proposal 1); (ii) to approve, for the purpose of Nasdaq Marketplace Rule 5635(d), the issuance of shares of common stock underlying shares of Series C-1 Convertible Preferred Stock and common stock purchase warrants originally issued by the Company in May 2024 and August 2024 (Proposal 2); and (iii) to approve, for the purpose of Nasdaq Marketplace Rule 5635(d), the issuance of shares of common stock underlying common stock purchase warrants originally issued by the Company in July 2024 (Proposal 3).

The adjourned Special Meeting will be held via live webcast at www.virtualshareholdermeeting.com/ADTX2025SM. The purpose of the adjournment is to allow additional time for the Company’s stockholders to vote on Proposals 1, 2, and 3.

Nasdaq Notification Letter

On March 7, 2025, the Company was notified by the Listing Qualifications Staff (the “Staff”) of Nasdaq that it has determined that as of March 6, 2025, the Company’s securities had a closing bid price of $0.10 or less for ten consecutive trading days. As a result, the Company is subject to the provisions contemplated under Listing Rule 5810(c)(3)A)(iii) and the Staff has determined to delist the Company’s securities from The Nasdaq Capital Market. The Company submitted an appeal to Nasdaq on March 14, 2025, which stayed the delisting and suspension of the Company’s securities pending the decision of the Nasdaq Hearings Panel (the “Panel”). Hearings are typically scheduled to occur approximately 30-45 days after the date of the hearing request. At the hearing, the Company intends to present its views and its plans to regain compliance with the minimum bid price rules to the Panel. There can be no assurance that the Company will be able to evidence compliance with the minimum bid price rules or any other applicable requirements for continued listing on The Nasdaq Capital Market prior to the hearing. It is the Company’s understanding that the Panel typically issues its decision within 30 days after the hearing. If the Company is delisted, this will have an impact on the Evofem transaction.

Aldevron Settlement

On March 5, 2025, the Company entered into the Aldevron Settlement Agreement (the “Aldevron Settlement Agreement”) with Aldevron, LLC to resolve certain disputes arising from previously issued invoices under existing services agreements. Pursuant to the Aldevron Settlement Agreement, the Company paid $1 million and will issue a Promissory Note (the “Aldevron Promissory Note”) in the principal amount of $824,371.06 (the “Aldevron Principal Amount”). The Aldevron Principal Amount will not bear interest unless it is not repaid in full by its maturity date on May 16, 2025, in which case interest will accrue at a rate of one and one-half percent (1.5%) per annum.

Aditxt Reverse Split

At the Special Meeting, the stockholders approved a proposal to amend the Company’s certificate of incorporation to effect a reverse split of the Company’s outstanding shares of common stock, par value $0.001 at a specific ratio within a range of one-for five (1:for:5) to a maximum of one-for-two hundred fifty (1:for:250), with the exact ratio to be determined by the Company’s board of directors in its sole discretion.

Following the Special Meeting, the board of directors approved a one-for-two hundred fifty (1:for:250) reverse split of the Company’s issued and outstanding shares of common stock (the “March Reverse Stock Split”). On March 12, 2025, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment to its certificate of incorporation (the “Certificate of Amendment”) to effect the March Reverse Stock Split. The March Reverse Stock Split became effective as of 4:01 p.m. Eastern Time on March 14, 2025, and the Company’s common stock began trading on a split-adjusted basis when the Nasdaq Stock Market opened on March 17, 2025. The March Reverse Stock Split is primarily intended to bring the Company into compliance with Nasdaq’s minimum bid price requirement.

When the March Reverse Stock Split became effective, every 250 shares of the Company’s issued and outstanding common stock were automatically combined, converted and changed into 1 share of the Company’s common stock, without any change in the number of authorized shares or the par value per share. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options, restricted stock units and warrants to purchase shares of common stock and the number of shares reserved for issuance pursuant to the Company’s equity incentive compensation plans. Any fraction of a share of common stock created as a result of the March Reverse Stock Split was rounded up to the next whole share. Holders of the Company’s common stock held in book-entry form or through a bank, broker or other nominee did not need to take any action in connection with the March Reverse Stock Split. Stockholders of record received information from the Company’s transfer agent regarding their common stock ownership post- the March Reverse Stock Split.

The Company’s common stock continues to trade on the Nasdaq Stock Market LLC under the existing symbol “ADTX”, but the security has been assigned a new CUSIP number (007025802).

ELOC Activity

For the period beginning January 1, 2025 through the date of this report, the Company sold 853,854 shares at an average price of $18.99 per share under the ELOC. The sale of Shares generated net proceeds of approximately $16,216,503 after paying fees and expenses. In January 2025, the Company issued a total of 46,157 shares to the ELOC Investor in connection with $2.25mm in commitment fees as defined in the ELOC Purchase Agreement.

At the Market Activity

For the period beginning January 1, 2025 through the date of this report, the Company sold 177,879 shares at an average price of $25.76 per share under the ATM. The sale of Shares generated net proceeds of approximately $4,582,262 after paying fees and expenses.

Series C-1 Convertible Preferred Stock Redemptions

For the period beginning January 1, 2025 through the date of this report, the Company redeemed approximately 6,110 shares of Series C-1 Convertible Preferred Stock for $7,027,070. As of the date of this report, the Company has an outstanding redemption payable of 2,263 shares Series C-1 Convertible Preferred Stock of $2,602,045.

Related Party Unsecured Promissory Note Activity

On January 9, 2025 the Company paid off Shahrokh Shabahang’s outstanding balance of the February 29th Note, consisting of $40,000 in principal and $787 in interest.

On January 9, 2025 the Company paid off Amro Albanna’s outstanding balance of the February 15th Note, consisting of $75,000 in principal and $127 in interest.

Unsecured Promissory Note Activity

On January 8, 2025, the Company paid off an unsecured promissory note, consisting of $5,341 in principal and $150 in interest.

On January 9, 2025, the Company paid off an unsecured promissory note, consisting of $34,227 in principal and $60 in interest.

On January 22,2025, the Company paid off the Sixth Borough Upsize Note, consisting of $75,000 in principal and $197 in interest.

On February 18, 2025, the Company paid off the 2024 September Note, consisting of $923,077 in principal and $0 in interest.

Appili Mutual Waiver

On January 30, 2025, the Company, Adivir, and Appili (the “Parties”) entered into a mutual waiver, pursuant to which, among other things, the Parties waived certain provisions of the Arrangement Agreement relating to the Outside Date not occurring on or before January 31, 2025, such waiver effective until 5:00pm (ET) on February 28, 2025, in consideration of (i) a payment by Adivir to Appili in the amount of $125,000 on or before January 31, 2025, and (ii) a payment by Adivir to Appili in the amount of $125,000 not later than February 14, 2025, to the extent the Arrangement Agreement has not been completed prior to that time.

On February 28, 2025, the Parties entered into a waiver to waive any termination rights that they may have as a result of the effective time not occurring by February 28, 2025,which waiver shall expire on March 31, 2025 in consideration of (i) a payment by Adivir to Appili in the amount of $125,000 on or before February 28, 2025, and (ii) a payment by Adivir to Appili in the amount of $125,000 not later than March 14, 2025, to the extent the Arrangement Agreement has not been completed prior to that time.

Acquisition of Patents

On March 21, 2025, Pearsanta acquired certain patents related to the detection of DNA adducts for detection of changes to the DNA that may lead to potentially disease-causing mutations, in consideration of 200 shares of Pearsanta Series B Preferred Stock.

Amendment to Amended and Restated Merger Agreement

On March 23, 2025, the Company, Adicure, Inc., and Evofem entered into Amendment No. 5 to the Amended and Restated Merger Agreement (“Amendment No. 5”), pursuant to which, the parties agreed that (i) Evofem shall use commercially reasonable efforts to hold the Company Shareholders Meeting (as defined under the A&R Merger Agreement) no later than September 26, 2025, (ii) the Company shall invest an additional $1,500,000 in Evofem no later than April 7, 2025 in exchange for additional shares of F-1 Preferred Stock and/or, at the Company’s option, senior subordinated notes of Evofem, and (iii) the End Date shall be extended to September 30, 2025.

Pearsanta Acquisition of Assets

On March 24, 2025, Pearsanta, a majority-owned subsidiary of the Company entered into an Agreement for the Acquisition of Patents (the “Pearsanta Acquisition Agreement”) with the holders (the “Asset Holders”) of certain patents and intellectual property assets (the “Pearsanta Acquired Assets”), pursuant to which Pearsanta acquired the Pearsanta Acquired Assets in consideration of the issuance by Pearsanta to the Asset Holders of an aggregate of 200 shares of Series B Convertible Preferred Stock, par value $0.001 per share (the “Pearsanta Series B Preferred Stock”).

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Pearsanta Preferred Stock, the Pearsanta Preferred Stock will be mandatorily and automatically converted, with no further action on the part of the holders thereof, into 1,000 fully paid and nonassessable shares of common stock (1:1,000) (the “Series B Conversion Ratio”) of Pearsanta upon the consummation of a firm underwritten initial public offering of the common stock for cash effected pursuant to a registration statement or similar document filed by or on behalf of Pearsanta under the Securities Act of 1933, as amended (a “Pearsanta Qualifying IPO”), provided, however, that if the value of such Pearsanta Series B Preferred Stock, on an as-converted basis, at the time of the pricing of the Pearsanta common stock in connection with the Pearsanta Qualifying IPO does not equal $1,000,000, then the conversion ratio of the Pearsanta Series B Preferred Stock will be adjusted such that the value of the securities received in the Pearsanta Qualifying IPO by the Asset Holders shall equal $1,000,000 in the aggregate.

Subsequent Events – unaudited

Nasdaq Equity Compliance

As of the date of filing, on an unaudited basis, the Company has equity of approximately $10 million, which exceeds the Nasdaq continued listing requirement.