Form 10-Q
period 2025-03-31
Aditxt, Inc.
filed 2025-05-15
CIK 1726711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 15, 2025, the registrant had 2,120,053 and 2,120,052 shares of common stock, $0.001 par value per share, issued and outstanding, respectively.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	we have generated no significant revenue from commercial sales to date and our future profitability is uncertain;

●	if we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment;

●	our financial situation creates doubt whether we will continue as a going concern;

●	we may need to raise additional funding, which may not be available on acceptable terms, or at all;

●	even if we can raise additional funding, we may be required to do so on terms that are dilutive to you.;

●	the regulatory approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of our future product candidates, if any;

●	we may encounter substantial delays in completing our clinical studies which in turn will require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities;

●	if our future pre-clinical development and future clinical Phase I/II studies are unsuccessful, we may be unable to obtain regulatory approval of, or commercialize, our product candidates on a timely basis or at all;

●	even if we receive regulatory approval for any of our product candidates, we may not be able to successfully commercialize the product and the revenue that we generate from their sales, if any, may be limited;

●	adverse events involving our products may lead the FDA or applicable foreign regulatory agency to delay or deny clearance for our products or result in product recalls that could harm our reputation, business and financial results;

●	certain technologies are subject to licenses from LLU and Stanford (as defined below), each of which are revocable in certain circumstances, including in the event we do not achieve certain payments and milestone deadlines. Without these licenses, we may not be able to continue to develop our product candidates;

●	if we were to lose our CLIA certification or state laboratory licenses, whether as a result of a revocation, suspension or limitation, we would no longer be able to offer our assays (including our AditxtScore™ platform), which would limit our revenues and harm our business. If we were to lose, or fail to obtain, a license in any other state where we are required to hold a license, we would not be able to test specimens from those states;

●	our results of operations will be affected by the level of royalty and milestone payments that we are required to pay to third parties;

●	we face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do;

●	our technologies and products under development, and our business, may fail if we are not able to successfully commercialize them and ultimately generate significant revenues as a result;

●	customers may not adopt our products quickly, or at all;

●	the failure to obtain or maintain patents, licensing agreements and other intellectual property could materially impact our ability to compete effectively;

●	some of our intellectual property may be subject to “march-in” rights by the U.S. federal government;

●	we do not expect to pay dividends in the foreseeable future;

●	we have issued a significant number of shares of convertible preferred stock and warrants and may continue to do so in the future. The conversion and/or exercise of these securities and the sale of the shares of common stock issuable thereunder may dilute your percentage ownership interest and may also result in downward pressure on the price of our common stock;

●	we have issued a significant number of restricted stock awards, restricted stock units, options and warrants and may continue to do so in the future. The vesting and, if applicable, exercise of these securities and the sale of the shares of common stock issuable thereunder may dilute your percentage ownership interest and may also result in downward pressure on the price of our common stock;

●	while we have entered into a Merger Agreement with Evofem Biosciences, Inc. and an Arrangement Agreement with Appili Therapeutics, Inc., we cannot assure you that such transactions will be consummated or, that if such transaction is consummated, that it will be accretive to stockholder value;

●	we may engage in future acquisitions or strategic transactions, including the transactions Evofem Biosciences, Inc. and Appili Therapeutics, Inc., which may require us to seek additional financing or financial commitments, increase our expenses and/or present significant distractions to our management;

●	we have entered into a Common Stock Purchase Agreement with an equity line investor pursuant to which we may issue and sell up to $150 million of our common stock, which could result in significant dilution;

●	we have entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC pursuant to which we may issue and sell up to $35 million of our common stock, which could result in significant dilution

●	On April 8, 2025, we received a letter from The Nasdaq Stock Market, LLC stating that we had regained compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). Consequently, the hearing before the Hearings Panel scheduled to take place on April 22, 2025 has been cancelled, however, no assurance can be provided that we will be successful in continuing to remain compliant with the requirements for continued listing on The Nasdaq Capital Market; and

●	exclusive forum provisions in our amended and restated certificate of incorporation and amended and restated bylaws.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ADITXT, INC.

CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash	$476,416	$833,031
Accounts receivable, net	42,118	43,435
Inventory	9,057	11,245
Prepaid expenses	62,616	3,379
Subscription receivable	630,105	1,108,751
TOTAL CURRENT ASSETS	1,220,312	1,999,841

Fixed assets, net	1,479,324	1,547,774
Intangible assets, net	5,278	6,111
Deposits	179,846	87,672
Right of use asset	1,060,065	1,225,781
Investment in Evofem	27,277,211	27,277,211
TOTAL ASSETS	$31,222,036	$32,144,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,332,793	$13,212,239
Mandatorily Redeemable Preferred Stock (2,263 and 1,178 shares)	3,956,819	1,354,774
Stock payable	-	2,250,000
Notes payable, related party	-	115,000
Notes payable, net of discount	2,959,166	5,537,860
Financing on fixed assets	147,823	147,823
Deferred rent	94,300	106,075
Lease liability, current	688,474	683,352
TOTAL CURRENT LIABILITIES	15,179,375	23,407,123

Lease liability, long term	277,291	436,354
Derivative liability	1,372	14,517

TOTAL LIABILITIES	15,458,038	23,857,994

COMMITMENTS AND CONTINGENCIES

MEZZANINE EQUITY
Series C-1 Convertible Preferred stock, $0.001 par value, 10,853 shares authorized, zero and 8,373 shares issued and outstanding, respectively	-	8,373,000
TOTAL MEZZANINE EQUITY	-	8,373,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 3,000,000 shares authorized, zero shares issued and outstanding, respectively	-	-
Series A-1 Convertible Preferred stock, $0.001 par value, 22,280 shares authorized, 22,071 and 22,071 shares issued and outstanding, respectively	22	22
Series B Preferred stock, $0.001 par value, 1 share authorized, zero and zero shares issued and outstanding, respectively	-	-
Series B-1 Convertible Preferred stock, $0.001 par value, 6,000 shares authorized, 2,689 and 2,689 shares issued and outstanding, respectively	3	3
Series B-2 Convertible Preferred stock, $0.001 par value, 2,625 shares authorized, 2,625 and 2,625 shares issued and outstanding, respectively	3	3
Series C Preferred stock, $0.001 par value, 1 share authorized, zero and zero shares issued and outstanding, respectively	-	-
Series D-1 Preferred stock, $0.001 par value, 4,186 shares authorized, zero and zero shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 1,000,000,000 and 100,000,000 shares authorized, 1,207,931 and 129,680 shares issued and 1,207,930 and 129,679 shares outstanding, respectively	1,208	130
Treasury stock, 1 and 1 shares, respectively	(201,605)	(201,605)
Additional paid-in capital	190,594,581	168,792,592
Accumulated deficit	(173,804,878)	(168,094,569)
TOTAL ADITXT, INC. STOCKHOLDERS’ EQUITY (DEFICIT)	16,589,334	496,576

NON-CONTROLLING INTEREST	(825,336)	(583,180)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	15,763,998	(86,604)

TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY (DEFICIT)	$31,222,036	$32,144,390

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
REVENUE
Sales	$1,018	$79,680
Cost of goods sold	734	65,799
Gross loss	284	13,881

OPERATING EXPENSES
General and administrative expenses $0 and $24,573 in stock-based compensation, respectively	4,348,274	3,363,748
Research and development $10,000 and $6,712,663 in stock-based compensation, respectively	1,209,205	8,145,266
Sales and marketing $0 and $0 in stock-based compensation, respectively	50,920	40,513
Total operating expenses	5,608,399	11,549,527

NET LOSS FROM OPERATIONS	(5,608,115)	(11,535,646)

OTHER INCOME (EXPENSE)
Interest expense	(157,499)	(2,489,045)
Interest income	288	377
Amortization of debt discount	(200,284)	(635,710)
Gain (loss) on note exchange agreement	-	(208,670)
Change in fair value of derivative liability	13,145	-
Total other expense	(344,350)	(3,333,048)

Net loss before income taxes	(5,952,465)	(14,868,694)
Income tax provision	-	-

NET LOSS	$(5,952,465)	$(14,868,694)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(242,156)	(138,967)

NET LOSS ATTRIBUTABLE TO ADITXT, INC. & SUBSIDIARIES	$(5,710,309)	$(14,729,727)

Net loss per share, basic and diluted	$(8.12)	$(91,439.43)

Weighted average number of shares outstanding during the period, basic and diluted	703,666	161

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Preferred A-1 Shares	Preferred A-1 Shares Par	Preferred B-1 Shares	Preferred B-1 Shares Par	Preferred B-2 Shares	Preferred B-2 Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity	Preferred C-1 Shares	Redeemable Preferred C-1	Total Mezzanine Equity
Balance December 31, 2024	22,071	$22	2,689	$3	2,625	$3	129,679	$130	$(201,605)	$168,792,592	$(168,094,569)	$(583,180)	$(86,604)	8,373	8,373,000	8,373,000

Issuance of shares for registered direct offering, net of issuance costs	-	-	-	-	-	-	177,883	178	-	4,582,084	-	-	4,582,262	-	-	-

Issuance of shares under ELOC, net of issuance costs	-	-	-	-	-	-	900,116	900	-	18,466,015	-	-	18,466,915	-	-	-

Redemption of C-1 preferred stock	-	-	-	-	-	-	-	-	-	(917,069)	-	-	(917,069)	(6,110)	(6,110,000)	(6,110,000)

Reclass of C-1 preferred stock to Mandatorily Redeemable Preferred Stock	-	-	-	-	-	-	-	-	-	(339,041)	-	-	(339,041)	(2,263)	(2,263,000)	(2,263,000)

Acquisition of patent for Pearsanta preferred stock	-	-	-	-	-	-	-	-	-	10,000	-	-	10,000	-	-	-

Rounding from reverse stock split	-	-	-	-	-	-	252	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	(5,710,309)	(242,156)	(5,952,465)	-	-	-

Balance March 31, 2025	22,071	$22	2,689	$3	2,625	$3	1,207,930	$1,208	$(201,605)	$190,594,581	$(173,804,878)	$(825,336)	$15,763,998	-	-	-

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Preferred A-1 Shares Outstanding	Preferred A-1 Shares Par	Preferred B-1 Shares Outstanding	Preferred B-1 Shares Par	Preferred B-2 Shares Outstanding	Preferred B-2 Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
Balance December 31, 2023	22,280	$22	-	$-	2,625	$3	165	$11	$(201,605)	$143,999,018	$(127,741,072)	$(9,608)	$16,046,769

Stock option compensation	-	-	-	-	-	-	-	-	-	24,573	-	-	24,573

MDNA asset purchase	-	-	-	-	-	-	5	1	-	1,008,668	-	-	1,008,669

Brain asset purchase	-	-	6,000	6	-	-	-	-	-	5,970,437	-	-	5,970,443

Issuance of shares for settlement	-	-	-	-	-	-	30	1	-	1,599,999	-	-	1,600,000

Net loss	-	-	-	-	-	-	-	-	-	-	(14,729,727)	(138,967)	(14,868,694)

Balance March 31, 2024	22,280	$22	6,000	$6	2,625	$3	200	$13	$(201,605)	$152,602,695	$(142,470,799)	$(148,575)	$9,781,760

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,952,465)	$(14,868,694)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	-	24,573
Stock-based compensation from asset purchase	10,000	6,712,663
Depreciation expense	68,450	142,932
Amortization of intangible assets	833	833
Amortization of debt discount	200,284	635,710
Loss on note exchange agreement	-	208,670
Change in fair value of derivative liability	(13,145)	-
Changes in operating assets and liabilities:
Accounts receivable	1,317	(18,718)
Prepaid expenses	(59,237)	(239,494)
Deposits	(92,174)	(26,086)
Inventory	2,188	122,734
Accounts payable and accrued expenses	(5,879,446)	1,343,946
Net cash used in operating activities	(11,713,395)	(5,960,931)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, related party	-	467,000
Proceeds from notes and convertible notes payable, net of offering costs	-	1,269,950
Repayments of note payable - related party	(115,000)	(375,000)
Repayments of note payable	(2,778,978)	(1,906,052)
New principal from extension of notes, net of debt discount	-	451,974
Advance on private placement	-	600,000
Common stock and warrants issued for cash, net of issuance costs	20,169,072	-
Cash from subscription receivable	1,108,751	5,444,628
Redemptions of C-1 preferred stock	(7,027,065)	-
Net cash provided by financing activities	11,356,780	5,952,500

NET INCREASE (DECREASE) IN CASH	(356,615)	(8,431)

CASH AT BEGINNING OF PERIOD	833,031	97,102

CASH AT END OF PERIOD	$476,416	$88,671

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$1,264,504	$622,762

NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of shares in asset purchase	$-	$266,448
Shares issued for settlement	$-	$1,600,000
Return of notes payable from Evofem merger agreement	$-	$11,174,426
Accrued interest rolled into notes payable	$-	$538,223
ELOC payable	$630,105	$-
Series C-1 redemption payable	$1,247,267	$-
Series C-1 Deemed Dividend	$1,354,774	$
ELOC commitment fee stock payable	$2,250,000	$-

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

Reverse Stock Splits

On October 2, 2024, the Company effectuated a 1-for-40 reverse stock split (the “2024 Reverse Split”). The Company’s stock began trading on a split-adjusted basis effective on the Nasdaq Stock Market on October 3, 2024. There was no change to the number of authorized shares of the Company’s common stock. All share amounts referenced in this report are adjusted to reflect the 2024 Reverse Split.

On March 14, 2025, the Company effectuated a 1-for-250 reverse stock split (the “2025 Reverse Split”). The Company’s stock began trading on a split-adjusted basis effective on the Nasdaq Stock Market on March 17, 2025. There was no change to the number of authorized shares of the Company’s common stock. All share amounts referenced in this report are adjusted to reflect the 2025 Reverse Split.

On March 14, 2025, Pearsanta effectuated a 1-for-60 reverse stock split (the “2025 Pearsanta Reverse Split”).  There was no change to the number of authorized shares of Pearsanta’s common stock. All Pearsanta share amounts referenced in this report are adjusted to reflect the 2025 Pearsanta Reverse Split.

Offerings

On May 2, 2024, the Company entered into a Securities Purchase Agreement (the “May PIPE Purchase Agreement”) with certain accredited investors, pursuant to which the Company agreed to issue and sell to such investors in a private placement (the “May 2024 Private Placement”) (i) an aggregate of 4,186 shares of the Company’s Series C-1 Convertible Preferred Stock (the “Series C-1 Convertible Preferred Stock”), (ii) an aggregate of 4,186 shares of the Company’s Series D-1 Preferred Stock (the “Series D-1 Preferred Stock”), and (iii) warrants (the “May PIPE Warrants”) to purchase up to an aggregate of 162 shares of the Company’s common stock. The May 2024 Private Placement closed on May 6, 2024. The gross proceeds from the May 2024 Private Placement were approximately $4.2 million, prior to deducting the placement agent’s fees and other offering expenses payable by the Company. The Company used $1.0 million of the net proceeds to fund certain obligations under its merger agreement with Evofem Biosciences, Inc. and the remainder of the net proceeds from the offering for working capital and other general corporate purposes. (Note 10)

On August 8, 2024, the Company entered into a securities purchase agreement (the “Registered Direct Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to sell to such investors 19 shares (the “Registered Direct Shares”) of common stock of the Company, pre-funded warrants (the “Registered Direct Pre-Funded Warrants”) to purchase up to 95 shares of common stock of the Company (the “Registered Direct Pre-Funded Warrant Shares”), having an exercise price of $400.00 per share, at a purchase price of $10,600 per share of common stock and a purchase price of $10,590 per Registered Direct Pre-Funded Warrant (the “Registered Direct Offering”). The shares of common stock and Registered Direct Pre-Funded Warrants (and shares of common stock underlying the Registered Direct Pre-Funded Warrants) were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-280757), which was declared effective by the Securities and Exchange Commission on August 6, 2024.

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

We were notified by the Listing Qualifications Staff of Nasdaq that it has determined that as of March 6, 2025, the Company’s securities had a closing bid price of $0.10 or less for ten consecutive trading days. As a result, we are subject to the provisions contemplated under Listing Rule 5810(c)(3)A)(iii) and the Staff has determined to delist our securities from The Nasdaq Capital Market. On March 12, 2025, we filed with the Secretary of State of the State of Delaware a certificate of amendment to our certificate of incorporation to effect a 1:250 reverse stock split. The reverse stock split became effective as of 4:01 p.m. Eastern Time on March 14, 2025, and our common stock began trading on a split-adjusted basis when the Nasdaq Stock Market opened on March 17, 2025. The reverse stock split is primarily intended to bring the Company into compliance with Nasdaq’s minimum bid price requirement. On March 14, 2025, we submitted an appeal to Nasdaq, which will stay the delisting and suspension of our securities pending the decision of the Nasdaq Hearings Panel. On April 8, 2025, we received a letter from Nasdaq stating that we had regained compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). Consequently, the hearing before the Hearings Panel scheduled to take place on April 22, 2025 has been cancelled.

NOTE 2 – GOING CONCERN ANALYSIS

Management Plans

The Company was incorporated on September 28, 2017 and has not generated significant revenues to date. During the three months ended March 31, 2025, the Company had a net loss of $5,952,465 and negative cash flow from operating activities of $11,713,395. As of March 31, 2025, the Company’s cash balance was $476,416.

As of March 31, 2025, the Company was subject to the offering limits in General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”). Thus, the maximum amount of securities that the Company could offer and sell under its shelf registration statement on Form S-3 as of March 31, 2025 was approximately $11.8 million. Upon the filing of the Company’s annual report on Form 10-K on March 31, 2025, the Company’s aggregate market value of the voting and non-voting equity held by non-affiliates was below $6.0 million. As a result, the maximum amount that the Company can sell under its shelf registration statement on Form S-3 during any 12 month period is equal to one-third of the aggregate market value of the voting and non-voting equity held by non-affiliates of the Company.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2025 and 2024. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in condensed consolidated financial statements that have been prepared in accordance U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods.

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

Due to the short-term nature of all financial assets and liabilities, their carrying value approximates their fair value as of the balance sheet dates, with the exception of the derivative liability.

The following table provides a summary of financial instruments that are measured at fair value as of March 31, 2025.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative liability	$1,372	—	$1,372	—	$1,372

The following table provides a summary of financial instruments that are measured at fair value as of December 31, 2024.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative liability	$14,517	—	$14,517	—	$14,517

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

Cash

Cash includes short-term, liquid investments with maturities less than 90 days.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of March 31, 2025 and December 31, 2024, gross accounts receivable was $120,026 and $121,582, respectively. As of March 31, 2025 and December 31, 2024, there was an allowance for doubtful accounts of $77,908 and 78,147, respectively. Accounts receivable is made up of billed and unbilled of $119,771 and $255 as of March 31, 2025, respectively, and $120,296 and $1,286 as of December 31, 2024, respectively.

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

The following table sets forth a summary of the changes in equity investments. This investment has been recorded at cost in accordance with ASC 321.

For the three months ended March 31, 2025

As of December 31, 2024	$27,277,211
Deposit on acquisition	-
Impairment	-
As of March 31, 2025	$27,277,211

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

Accounts Payable and Accrued Expenses

As of March 31, 2025 and December 31, 2024, accounts payable and accrued expenses was comprised of:

	March 31, 2025	December 31, 2024
Accounts payable	$6,654,132	$10,192,373
Accrued wages	8,574	1,130,181
Accrued interest	625,216	1,889,527
Other	44,871	158
Total accounts payable and accrued expenses	$7,332,793	$13,212,239

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

The Company has determined that a derivative feature exists on its shares of 22,071 shares of Series A-1 Convertible Preferred Stock, 2,689 shares of Series B-1 Convertible Preferred Stock, and 2,625 shares of Series B-2 Convertible Preferred Stock. This derivative arose from a conversion feature of these classes of preferred stock that allows for 50% additional shares to be issued under certain circumstances, in this case a default on one of the Company’s leases. (See Note 10)

The Company valued the derivative based on the conversion formula outlined in the certificate of designation for the preferred stock. Per the formula, the stated value was $1,000, with an additional premium of 50%, and alternative conversion amount per share of $500, and a floor price of $8,880 for the Series A-1 Convertible Preferred Stock, $8,120 for the Series B-1 Convertible Preferred Stock, and $9,420 for the Series B-2 Convertible Preferred Stock.

The following table sets forth a summary of the fair value of the derivative liability.

March 31, 2025
Fair value of derivative liability of Series A-1 Convertible Preferred Stock	5
Fair value of derivative liability of Series B-1 Convertible Preferred Stock	742
Fair value of derivative liability of Series B-2 Convertible Preferred Stock	625
Total derivative liability	$1,372

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2025 and December 31, 2024, the Company had a full valuation allowance against its deferred tax assets.

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

Patents

The Company incurs fees from patent licenses, which are reflected in research and development expenses, and are expensed as incurred. During the three months ended March 31, 2025 and 2024, the Company incurred patent licensing fees of $101,340 and $61,666, respectively.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance. During the three months ended March 31, 2025 and 2024, the Company incurred research and development costs of $1,209,205 and $8,145,266, respectively.

Sales and Marketing

We incur sales and marketing costs marketing our technologies. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance. During the three months ended March 31, 2025 and 2024, the Company incurred sales and marketing costs of $50,920 and $40,513, respectively.

Non-controlling Interest in Subsidiary

Non-controlling interests represent the Company’s subsidiary’s cumulative results of operations and changes in deficit attributable to non-controlling shareholders. During the three months ended March 31, 2025 and 2024, the Company recognized $242,156 and $138,967 in net loss attributable to non-controlling interest in Pearsanta. The Company owns approximately 90.0% of Pearsanta, Inc., as of March 31, 2025.

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

Instrument	Quantity Issued and Outstanding as of March 31, 2025	Standard Conversion Common Stock Equivalent	Liquidation Amount
Series A Preferred Stock	-	-	$
Series A-1 Convertible Preferred Stock	22,071	2,486		27,588,230
Series B Preferred Stock	-	-		-
Series B-1 Convertible Preferred Stock	2,689	332		3,361,250
Series B-2 Convertible Preferred Stock	2,625	279		3,281,250
Series C Preferred Stock	-	-		-
Series C-1 Convertible Preferred Stock	2,263	87		2,828,750
Series D-1 Preferred Stock	-	-		-
Warrants	2,680	2,680		$-
Options	59	59		-
Total Common Stock Equivalent	32,387	5,923		37,059,480

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

NOTE 4 – FIXED ASSETS

The Company’s fixed assets include the following on March 31, 2025:

	Cost Basis	Accumulated Depreciation	Net
Computers	$378,480	$(376,587)	$1,893
Lab Equipment	2,697,987	(1,293,565)	1,404,422
Office Furniture	56,656	(22,879)	33,777
Other Fixed Assets	136,939	(131,493)	5,446
Leasehold Improvements	120,440	(86,654)	33,786
Total Fixed Assets	$3,390,502	$(1,911,178)	$1,479,324

The Company’s fixed assets include the following on December 31, 2024

	Cost Basis	Accumulated Depreciation	Net
Computers	$378,480	$(374,360)	$4,120
Lab Equipment	2,697,987	(1,235,236)	1,462,751
Office Furniture	56,656	(21,535)	35,121
Other Fixed Assets	136,939	(131,278)	5,661
Leasehold Improvements	120,440	(80,319)	40,121
Total Fixed Assets	$3,390,502	$(1,842,728)	$1,547,774

Depreciation expense was $68,450 and $142,932 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the fixed assets that serve as collateral subject to the financed asset liability have a carrying value of $622,865 and $1,316,830, respectively.

Fixed asset activity for the three months ended March 31, 2025 consisted of the following:

For the three months ended March 31, 2025
As of December 31, 2024	$3,390,502
Disposals	-
As of March 31, 2025	$3,390,502

Financed Assets:

In October 2020, the Company purchased two pieces of lab equipment and financed them for a period of twenty-four months with a monthly payment of $19,487, with an interest rate of 8%. As of March 31, 2025, the Company has four payments in arrears.

In January of 2021, the Company purchased one piece of lab equipment and financed it for a period of twenty-four months with a monthly payment of $9,733, with an interest rate of 8%. As of March 31, 2025, the Company has four payments in arrears.

In March of 2021, the Company purchased five pieces of lab equipment and financed them for a period of twenty-four months with a monthly payment of $37,171, with an interest rate of 8%. As of March 31, 2025, the Company has seven payments in arrears.

As of March 31, 2025 all lab equipment financing agreements have matured and are in default status.

NOTE 5 – INTANGIBLE ASSETS

The Company’s intangible assets include the following on March 31, 2025:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(321,000)	$-
Intellectual property	10,000	(4,722)	5,278
Total Intangible Assets	$331,000	$(325,722)	$5,278

The Company’s intangible assets include the following on December 31, 2024:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(321,000)	$-
Intellectual property	10,000	(3,889)	6,111
Total Intangible Assets	$331,000	$(324,889)	$6,111

Amortization expense was $833 and $833 for the three months ended March 31, 2025 and 2024, respectively. The Company’s proprietary technology is being amortized over its estimated useful life of three years.

Intangible asset activity for the months ended March 31, 2025 consisted of the following:

For the three months ended March 31, 2025
As of December 31, 2024	331,000
Additions	-
As of March 31, 2025	$331,000

NOTE 6 – RELATED PARTY TRANSACTIONS

On February 15, 2024, Amro Albanna, the Chief Executive Officer of the Company loaned $205,000 to the Company. The loan was evidenced by an unsecured promissory note (the “February 15th Note”). Pursuant to the terms of the February 15th Note, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of August 15, 2024 or an event of default, as defined therein. The Albanna Amendment extended the maturity date of the February 15th Note to January 31, 2025. As of March 31, 2025, the February 15th Note was fully paid off.

On February 29, 2024, Amro Albanna, the Chief Executive Officer of the Company, and Shahrokh Shabahang, the Chief Innovation Officer of the Company, loaned $117,000 and $115,000, respectively, to the Company. The loans were evidenced by an unsecured promissory note (the “February 29th Notes”). Pursuant to the terms of the February 29th Notes, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of August 29, 2024 or an event of default, as defined therein. On September 9, 2024 the Company and Shahrokh Shabahang entered into the first amendment to the unsecured promissory note which extended the maturity date of the February 29th Notes to January 31, 2025. The Albanna Amendment extended the maturity date of the February 29th Notes to January 31, 2025. As of March 31, 2025, the February 29th Notes were was fully paid off.

NOTE 7 – NOTES PAYABLE

November Loan Agreement

On November 7, 2023, the Company entered into a Business Loan and Security Agreement (the “November Loan Agreement”) with the lender (the “Lender”), pursuant to which the Company obtained a loan from the Lender in the principal amount of $2,100,000 with an interest rate of 49%, which satisfied the outstanding balance on the August Loan of $1,089,000 and includes origination fees of $140,000 (the “November Loan”). Pursuant to the November Loan Agreement, the Company granted the Lender a continuing secondary security interest in certain collateral (as defined in the November Loan Agreement). The total amount of interest and fees payable by us to the Lender under the November Loan will be $3,129,000, which will be repaid in 34 weekly installments ranging from $69,000 - $99,000. As of March 31, 2025, the November Loan has an outstanding principal balance of $676,460, an unamortized debt discount of $0, and accrued interest of $61,481.

January Loan Agreement

On January 24, 2024, the Company entered into a Business Loan and Security Agreement (the “January Loan Agreement”) with a commercial funding source (the “Lender”), pursuant to which the Company obtained a loan from the Lender in the principal amount of $3,600,000 and an interest rate of 49%, which includes origination fees of $252,000 (the “January Loan”). Pursuant to the January Loan Agreement, the Company granted the Lender a continuing secondary security interest in certain collateral (as defined in the January Loan Agreement). The total amount of interest and fees payable by the Company to the Lender under the January Loan will be $5,364,000, which will be repayable by the Company in 30 weekly installments of $178,800. The Company received net proceeds from the January Loan of $814,900 following repayment of the outstanding balance on the October Purchased Amount of $2,533,100. As of March 31, 2025, there was a remaining principal balance of $2,282,706, an unamortized debt discount of $0, and accrued interest of $563,735.

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

On June 20, 2024, at which point the balance of the Sixth Borough Upsize Note was $56,187, Sixth Borough loaned an additional $50,000 to the Company and the Company issued a new note (the “Sixth Borough New Note”) to Sixth Borough in the principal amount of $116,806, which includes an original issue discount of 10%. The Sixth Borough New Note is subordinate and junior, in all respects, to those Second May Senior Notes (as defined below). The Sixth Borough New Note bears interest at a rate of eight percent (8.0%) per annum and is due on the earlier of (i) November 21, 2024 or (ii) at or before the final closing on the next series of public or private financings, totaling $750,000, or more in the aggregate by the Company, subject to the prior payment in full of all amounts then owing on Second May Senior Notes, (iii) an event of default. As of March 31, 2025, the Sith Borough New Note was fully paid off.

May 2024 Senior Notes

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

Upon an Event of Default (as defined in the Second May Senior Notes), the Second May Senior Notes will bear interest at a rate of 14% per annum and the holder shall have the right to require the Company to redeem the Note at a redemption premium of 125%. In connection with the issuance of the Second May Senior Notes, the Company issued an aggregate of 33 shares of its common stock as a commitment fee to the investors and recorded a debt discount of $662,720 from the issuance of these shares. As of March 31, 2025, the note was fully paid off.

Promissory Notes

On January 24, 2024, an investor entered into a $54,870 promissory note to the Company. Pursuant to the terms of the note, it will accrue interest at a rate of eight and a half percent (8.50%) per annum, and is due on the earlier of July 25, 2024, or an event of default, as defined therein. As of March 31, 2025, the note was fully paid off.

On September 8, 2024, an investor entered into a $5,341 promissory note to the Company. Pursuant to the terms of the note, it will accrue interest at a rate of eight and a half percent (8.50%) per annum, and is due on the earlier of March 9, 2025 or an event of default, as defined therein. As of March 31, 2025, the note was fully paid off.

September Note

On September 17, 2024, the Company issued and sold a senior note (the “2024 September Note”) to an accredited investor (the “2024 September Note Holder”) in the original principal amount of $923,077 for a purchase price of $600,000, reflecting an original issue discount of $323,077. The 2024 September Note does not bear interest and has a maturity date of the earlier of (i) June 18, 2025 and (ii) the initial time of consummation by the Company after the date hereof of any public or private offering(s), individually or in the aggregate, of securities with gross proceeds of at least $1 million. The Company may prepay any portion of the outstanding principal of the 2024 September Note at any time without penalty. So long as any amounts remain outstanding under the 2024 September Note, 30% of the gross proceeds received by the Company on or after the date hereof from sales of common stock of the Company pursuant to any at-the-market offering, equity-line or other similar transaction shall be used to repay the 2024 September Note. The 2024 September Note contains certain standard events of default, as defined in the Note. During the three months ended March 31, 2025, the Company recorded an amortization of debt discount of $200,284. As of March 31, 2025, the 2024 September Note was fully paid off.

NOTE 8 – LEASES

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on March 31, 2025 and December 31, 2024 for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Our corporate headquarters is located in Mountain View, California where we lease approximately 5,810 square feet of laboratory and office space. The lease expired in August 31, 2024, subject to extension. As of September 1, 2024, the lease became month to month. As of March 31, 2025 the Company is current on this lease.

We also lease approximately 25,000 square feet in Richmond, Virginia. The lease expires on August 31, 2026, subject to extension. As of March 31, 2025 the Company is current on this lease.

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

LS Biotech Eight Default

On May 10, 2024, the Company received written notice (the “2024 Default Notice”) from LS Biotech Eight, LLC (the “Landlord”), the Landlord of the Company’s CLIA-certified, CAP accredited, high complexity immune monitoring center in Richmond, Virginia, that the Company was in violation of its obligation to (i) pay Base Rent (as defined in the Lease) and Additional Rent (as defined in the Lease) in the amount of $431,182 in the aggregate, together with administrative charges and interest, as well as (ii) replenish the Security Deposit (as defined in the Lease) in the amount of $159,375, all as required under that certain Lease Agreement dated as of May 4, 2021 by and between the Landlord and the Company (the “Lease”). Pursuant to the Notice, the Landlord has demanded that a payment of $590,557 plus administrative charges and interest, which shall accrue at the Default Rate (as defined in the Lease) be made no later than May 17, 2024. As of March 31, 2025, the Company has made the payment of $431,182. and is current on the Lease.

The Company is working with the Landlord to come to an amicable resolution. However, no assurance can be given that the parties will reach an amicable resolution on a timely basis, on favorable terms, or at all.

Lease Costs

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Components of total lease costs:
Operating lease expense	$262,206	$305,049
Total lease costs	$262,206	$305,049

Lease Positions as of March 31, 2025 and December 31, 2024

ROU lease assets and lease liabilities for our operating leases are recorded on the balance sheet as follows:

	March 31, 2025	December 31, 2024
Assets
Right of use asset – long term	$1,060,065	$1,225,781
Total right of use asset	$1,060,065	$1,225,781

Liabilities
Operating lease liabilities – short term	$688,474	$683,352
Operating lease liabilities – long term	277,291	436,354
Total lease liability	$965,765	$1,119,706

Lease Terms and Discount Rate as of March 31, 2025

Weighted average remaining lease term (in years) – operating leases	1.33
Weighted average discount rate – operating leases	8.00%

Maturities of leases are as follows:

2025 (remaining)	$536,392
2026	423,930
Total lease payments	$960,322
Less imputed interest	5,443
Less current portion	(688,474)
Total maturities, due beyond one year	$277,291

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

In connection with the Merger Agreement the Company assumed $13.0 million in notes payable held by Evofem and assumed a payable for $154,480. These items were capitalized on the Company’s balance sheet to deposit on acquisition as of March 31, 2025. The Company recognized a debt discount of $1,924,276. As of March 31, 2025, there was an unamortized discount of $0. During the three months ended March 31, 2025 and 2024, the Company recognized an amortization of debt discount of $0 and $571,904.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) all issued and outstanding shares of common stock, par value $0.0001 per share of Evofem (“Evofem Common Stock”), other than any shares of Evofem Common Stock held by the Company or Merger Sub immediately prior to the Effective Time, will be converted into the right to receive an aggregate of 61 shares of the Company’s common stock, par value $0.001 per share; and (ii) all issued and outstanding shares of Series E-1 Preferred Stock, par value $0.0001 of Evofem (the “Evofem Unconverted Preferred Stock”), other than any shares of Evofem Unconverted Preferred Stock held by the Company or Merger Sub immediately prior to the Effective Time, will be converted into the right to receive an aggregate of 2,327 shares of Series A-1 Convertible Preferred Stock, par value $0.001 of the Company (the “Company Preferred Stock”), having such rights, powers, and preferences set forth in the form of Certificate of Designation of Series A-1 Convertible Preferred Stock.

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

Closing Conditions

Mutual

The respective obligations of each of the Company, Merger Sub and Evofem to consummate the closing of the Merger (the “Closing”) are subject to the satisfaction or waiver, at or prior to the closing of certain conditions, including but not limited to, the following:

(i)	approval by the Evofem shareholders;

(ii)	the entry into a voting agreement by the Company and certain members of Evofem management;

(iii)	all preferred stock of Evofem other than the Evofem Unconverted Preferred Stock shall have been converted to Evofem Common Stock;

(iv)	Evofem shall have received agreements (the “Evofem Warrant Holder Agreements”) from all holders of Evofem warrants which provide:

(a)	waivers with respect to any fundamental transaction, change in control or other similar rights that such warrant holder may have under any such Evofem warrants, and (b) an agreement to such Evofem warrants to exchange such warrants for not more than an aggregate (for all holders of Evofem warrants) of 930,336 shares of Company Preferred Stock;

(v)	Evofem shall have cashed out any other holder of Evofem warrants who has not provided an Evofem Warrant Holder Agreement; and

(vi)	Evofem shall have obtained waivers from the holders of the convertible notes of Evofem (the “Evofem Convertible Notes”) with respect to any fundamental transaction rights that such holder may have under the Evofem Convertible Notes, including any right to vote, consent, or otherwise approve or veto any of the transactions contemplated under the Merger Agreement.

(vii)	The Company shall have received sufficient financing to satisfy its payment obligations under the Merger Agreement.

(viii)	The requisite stockholder approval shall have been obtained by the Company at a Special Meeting of its stockholders to approve the Parent Stock Issuance (as defined in the Merger Agreement) pursuant to the requirements of NASDAQ.

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

Termination

The Merger Agreement may be terminated at any time prior to the consummation of the Closing by mutual written consent of the Company and Evofem. Either the Company or Evofem may also terminate the Merger Agreement if (i) the Merger shall not have been consummated on or before 5:00 p.m. Eastern Time on September 30, 2024; (ii) if any judgment, law or order prohibiting the Merger or the Transactions has become final and non-appealable; (iii) the required vote of Evofem stockholders was not obtained; or (iv) in the event of any Terminable Breach (as defined in the Merger Agreement). The Company may terminate the Merger Agreement if (i) prior to approval by the required vote of Evofem’s shareholders if the Evofem board of directors shall have effected a Company Change in Recommendation (as defined in the Merger Agreement); or (ii) in the event that the Company determines, in its reasonable discretion, that the acquisition of Evofem could result in a material adverse amount of cancellation of indebtedness income to the Company. Evofem may terminate the Merger Agreement if (i) at any time after there has been a Company Change of Recommendation; provided, that Evofem has provided the Company ten (10) calendar days’ prior written notice thereof and has negotiated in good faith with the Company to provide a competing offer; (ii) the Company’s common stock is no longer listed for trading on Nasdaq; or (iii) any of: (A) the Initial Parent Equity Investment has not been made by the Initial Parent Equity Investment Date, (B) the Second Parent Equity Investment has not been made by the Second Parent Equity Investment Date, (C) the Third Parent Equity Investment has not been made by the Third Parent Equity Investment Date or (D) the Fourth Parent Equity Investment has not been made by the Fourth Parent Equity Investment Date (as all of such terms are defined in the Merger Agreement).

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

Evofem Parent Equity Investment

On October 28, 2024, the Company entered into a Securities Purchase Agreement (the “Series F-1 Securities Purchase Agreement”) with Evofem, pursuant to which the Company purchased the Fourth Parent Equity Investment of 2,280 shares of Evofem Series F-1 Convertible Preferred Stock for an aggregate purchase price of $2,280,000.

Fifth Amendment to Amended and Restated Merger Agreement

On March 23, 2025, the Company, Adicure, Inc., and Evofem entered into Amendment No. 5 to the Amended and Restated Merger Agreement (“Amendment No. 5”), pursuant to which, the parties agreed that (i) Evofem shall use commercially reasonable efforts to hold the Company Shareholders Meeting (as defined under the A&R Merger Agreement) no later than September 26, 2025, (ii) the Company shall invest an additional $1,500,000 in Evofem no later than April 7, 2025 in exchange for additional shares of F-1 Preferred Stock and/or, at the Company’s option, senior subordinated notes of Evofem, and (iii) the End Date shall be extended to September 30, 2025. See Note 12 for the current status of the Evofem transaction.

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

On February 28, 2025, the Parties entered into a waiver to waive any termination rights that they may have as a result of the effective time not occurring by February 28, 2025,which waiver shall expire on March 31, 2025 in consideration of (i) a payment by Adivir to Appili in the amount of $125,000 on or before February 28, 2025, and (ii) a payment by Adivir to Appili in the amount of $125,000 not later than March 14, 2025, to the extent the Arrangement Agreement has not been completed prior to that time. The $125,000 payment to Appili was completed on March 14, 2025. See Note 12 for additional amendments.

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

For the three months ended March 31, 2025, the Company sold 853,954 shares at an average price of $18.99 per share under the ELOC Purchase Agreement. The sales generated gross proceeds of $16,215,915 after paying commissions and related fees. (See Note 10)

In January 2025, the Company issued a total of 46,157 shares to the ELOC Investor in connection with $2,250,000 in commitment fees as defined in the ELOC Purchase Agreement.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

On May 24, 2021, the Company increased the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 27,000,000 to 100,000,000 (the “Authorized Shares Increase”) by filing a Certificate of Amendment (the “Certificate of Amendment”) to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. In accordance with the General Corporation Law of the State of Delaware, the Authorized Shares Increase and the Certificate of Amendment were approved by the stockholders of the Company at the Company’s Annual Meeting of Stockholders on May 19, 2021. On September 13, 2022, the Company effectuated a 1-for-50 reverse stock split (the “2022 Reverse Split”). The Company’s stock began trading at the 2022 Reverse Split price effective on the Nasdaq Stock Market on September 14, 2022. There was no change to the number of authorized shares of the Company’s common stock. On August 17, 2023, the Company effectuated a 1-for-40 reverse stock split (the “2023 Reverse Split”). The Company’s stock began trading at the 2023 Reverse Split price effective on the Nasdaq Stock Market on August 17, 2023. There was no change to the number of authorized shares of the Company’s common stock. On October 2, 2024, the Company effectuated a 1-for-40 reverse stock split (the “2024 Reverse Split”). The Company’s stock began trading at the 2024 Reverse Split price effective on the Nasdaq Stock Market on October 3, 2024. On March 14, 2025, the Company effectuated a 1-for-250 reverse stock split (the “2025 Reverse Split”). The Company’s stock began trading at the 2024 Reverse Split price effective on the Nasdaq Stock Market on March 17, 2025.

On March 14, 2025, Pearsanta effectuated a 1-for-60 reverse stock split (the “2025 Pearsanta Reverse Split”).  There was no change to the number of authorized shares of Pearsanta’s common stock. All share amounts referenced in this report are adjusted to reflect the 2025 Pearsanta Reverse Split.

Formed in January 2023, our majority owned subsidiary Pearsanta™, Inc. (“Pearsanta”) seeks to take personalized medicine to a new level by delivering “Health by the Numbers.” On November 22, 2023, Pearsanta entered into an assignment agreement with FirstVitals LLC, an entity controlled by Pearsanta’s former CEO, Ernie Lee (“FirstVitals”), pursuant to which FirstVitals assigned its rights in certain intellectual property and website domain to Pearsanta in consideration of the issuance of 8,334 shares of Pearsanta common stock to FirstVitals. On December 18, 2023, the board of directors of Pearsanta adopted the Pearsanta 2023 Omnibus Equity Incentive Plan (the “Pearsanta Omnibus Incentive Plan”), pursuant to which it reserved 250,000 shares of common stock of Pearsanta for future issuance under the Pearsanta Omnibus Incentive Plan and the Pearsanta 2023 Parent Service Provider Equity Incentive Plan (the “Pearsanta Parent Service Provider Plan”) and approved the issuance of 155,334 options, exercisable into shares of Pearsanta common stock under the Pearsanta Parent Service Provider Plan and the issuance of 66,667 options, exercisable into shares of Pearsanta common stock, subject to vesting, and 16,667 restricted common stock shares under the Pearsanta Omnibus Incentive Plan.

During the three months ended March 31, 2025, the Company issued 177,879 shares of common stock as part of the ATM (as defined below). During the three months ended March 31, 2025, the Company issued 853,954 shares of common stock as part of the ELOC (as defined below).

During the three months ended March 31, 2024, the Company issued 5 shares of common stock as part of the MDNA asset purchase agreement. During the three months ended March 31, 2024, the Company issued 30 shares of common stock as part of a settlement agreement.

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

On May 2, 2024, in connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement with the investors (the “May PIPE Registration Rights Agreement”), pursuant to which the Company agreed to prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-3 (the “May PIPE Registration Statement”) covering the resale of the shares of the Company’s common stock, issuable upon conversion of the Series C-1 Convertible Preferred Stock (the “Conversion Shares”) and upon exercise of the May PIPE Warrants (the “May PIPE Warrant Shares”) (i) on the later of (x) the 30th calendar day after the closing date, or (y) the 2nd business day following the Stockholder Approval Date (as defined in the May PIPE Purchase Agreement), with respect to the initial registration statement and (ii) on the date on which the Company is required to file any additional May PIPE Registration Statement pursuant to the terms of the May PIPE Registration Rights Agreement with respect to any additional Registration Statements that may be required to be filed by the Company (the “Filing Deadline”). Pursuant to the Registration Rights Agreement, the Company is required to have the initial May PIPE Registration Statement declared effective by the SEC on the earlier of (x) the 60th calendar day after the Filing Deadline (or the 90th calendar day after the Filing Deadline if subject to a full review by the SEC), and (y) the 2nd business day after the date the Company is notified by the SEC that such May PIPE Registration Statement will not be reviewed. In the event that the Company fails to file the May PIPE Registration Statement by the Filing Deadline, have it declared effective by the Effectiveness Deadline, or the prospectus contained therein is not available for use or the investor is not otherwise able to sell its May PIPE Warrant Shares pursuant to Rule 144, the Company shall be required to pay the investor an amount equal to 2% of such investor’s Purchase Price (as defined in the May PIPE Purchase Agreement) on the date of such failure and on every thirty date anniversary until such failure is cured.

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

Registered Direct Offering

On August 8, 2024, the Company entered into a securities purchase agreement (the “Registered Direct Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to sell to such investors 19 shares (the “Registered Direct Shares”) of common stock of the Company, pre-funded warrants (the “Registered Direct Pre-Funded Warrants”) to purchase up to 95 shares of common stock of the Company (the “Registered Direct Pre-Funded Warrant Shares”), having an exercise price of $10.00 per share, at a purchase price of $10,600.00 per share of common stock and a purchase price of $10,590.00 per Registered Direct Pre-Funded Warrant (the “Registered Direct Offering”). The shares of common stock and Registered Direct Pre-Funded Warrants (and shares of common stock underlying the Registered Direct Pre-Funded Warrants) were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-280757), which was declared effective by the Securities and Exchange Commission on August 6, 2024.

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

At the Market Offering Agreement Amendment & Activity

For the year ended December 31, 2023, the Company sold 1 share of common stock at a price of $620,500 under the ATM (as defined below). The sale of the share generated proceeds of $507,016 after paying commissions and related fees.

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

During the three months ended March 31, 2025, the Company sold 177,879 ATM Shares at an average price of $25.76 per share under the ATM. The sale of the ATM Shares generated net proceeds of approximately $4,582,262 after paying fees and expenses.

ELOC Activity

During the three months ended March 31, 2025, the Company sold 853,954 Shares at an average price of $18.99 per share under the ELOC Purchase Agreement. The sale of Shares generated net proceeds of approximately $16,216,915 after paying fees and expenses. As of March 31, 2025, the Company had an outstanding subscription receivable in connection with the ELOC of 115,322 shares in the amount of $630,105. The $630,105 was collected subsequent to March 31, 2025.

Preferred Stock

The Company is authorized to issue 3,000,000 shares of preferred stock, par value $0.001 per share. There were 29,648 and 35,758 shares of preferred stock outstanding as of March 31, 2025 and December 31, 2024, respectively.

All series of the Company’s convertible preferred stock include alternate conversion provisions. The Company’s convertible preferred stock also contains floor pricing provisions; the Company has the discretion to issue shares below the floor price.

Aditxt Preferred Share Class	Quantity Issued and Outstanding as of March 31, 2025	Standard Conversion Common Stock Equivalent	Liquidation Amount
Series A Preferred Stock	-	-	$-
Series A-1 Convertible Preferred Stock	22,071	2,486	27,588,230
Series B Preferred Stock	-	-	-
Series B-1 Convertible Preferred Stock	2,689	332	3,361,250
Series B-2 Convertible Preferred Stock	2,625	279	3,281,250
Series C Preferred Stock	-	-	-
Series C-1 Convertible Preferred Stock	2,263	88	2,828,305
Series D-1 Preferred Stock	-	-	-
Total Aditxt Preferred Shares Outstanding	29,648	3,185	$37,059,035

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

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) all issued and outstanding shares of common stock, par value $0.0001 per share of Evofem (“Evofem Common Stock”), other than any shares of Evofem Common Stock held by the Company or Merger Sub immediately prior to the Effective Time, will be converted into the right to receive an aggregate of 61 shares of the Company’s common stock, par value $0.001 per share; and (ii) all issued and outstanding shares of Series E-1 Preferred Stock, par value $0.0001 of Evofem (the “Evofem Unconverted Preferred Stock”), other than any shares of Evofem Unconverted Preferred Stock held by the Company or Merger Sub immediately prior to the Effective Time, will be converted into the right to receive an aggregate of 2,327 shares of Series A-1 Convertible Preferred Stock, par value $0.001 of the Company (the “Company Preferred Stock”), having such rights, powers, and preferences set forth in the form of Certificate of Designation of Series A-1 Convertible Preferred Stock. See Series A-1 Convertible Preferred Stock certificate of designation incorporated by reference to this document.

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

Issuance of Series B-1 Preferred Stock:

On January 24, 2024, the Company entered into an Assignment and Assumption Agreement (the “Brain Assignment Agreement”) with the agent (the “Agent”) of certain secured creditors (the “Brain Creditors”) of Brain Scientific, Inc., a Nevada corporation (“Brain Scientific”) and Philip J. von Kahle (the “Seller”), as assignee of Brain Scientific and certain affiliated entities (collectively, the “Brain Companies”) under an assignment for the benefit of creditors pursuant to Chapter 727 of the Florida Statutes. Pursuant to the Brain Assignment Agreement, the Agent assigned its rights under that certain Asset Purchase and Settlement Agreement dated October 31, 2023 between the Seller and the Agent (the “Brain Asset Purchase Agreement”) to the Company in consideration for the issuance by the Company of an aggregate of 6,000 shares of a new series of convertible preferred stock of the Company, designated as Series B-1 Convertible Preferred Stock, $0.001 par value (the “Series B-1 Preferred Stock”). The shares of Series B-1 Preferred Stock were issued pursuant to a Securities Purchase Agreement entered into by and between the Company and each of the purchasers signatory thereto (the “Brain Purchase Agreement”).

In connection with the Brain Assignment Agreement, on January 24, 2024, the Company entered into a Patent Assignment with the Seller, pursuant to which the Seller assigned all of its rights, titles and interests in certain patents and patent applications that were previously held by the Brain Companies to the Company.

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

Issuance of Series B-2 Convertible Preferred Stock:

On December 29, 2023, the Company entered into an Exchange Agreement (the “Note Exchange Agreement”) with the holder (the “Noteholder”) of a secured promissory note in the principal amount of $2,625,000 (the “Note”), pursuant to which the Noteholder agreed, subject to the terms and conditions set forth therein, to exchange the Note, including all accrued but unpaid interest thereon, for an aggregate of 2,625 shares of a new series of convertible preferred stock of the Company, designated as Series B-2 Convertible Preferred Stock, $0.001 par value (the “Series B-2 Convertible Preferred Stock”). See Series B-2 Convertible Preferred Stock certificate of designation incorporated by reference to this document.

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

Conversion Price: The Series B-2 Convertible Preferred Stock will be convertible into shares of common stockat an initial conversion price of $47,100.00 (subject to adjustment pursuant to the Series B-2 Certificate of Designations) (the “Conversion Price”). The Series B-2 Certificate of Designations also provides that in the event of certain Triggering Events (as defined below) any holder may, at any time, convert any or all of such holder’s Series B-2 Convertible Preferred Stock at an alternate conversion rate equal to the product of (i) the Alternate Conversion Price (as defined below) and (ii) the quotient of (x) the 125% redemption premium multiplied by (y) the amount of Series B-2 Convertible Preferred Stock subject to such conversion. “Triggering Events” include, among others, (i) a suspension of trading or the failure to be traded or listed on an eligible market for five consecutive days or more, (ii) the failure to remove restrictive legends when required, (iii) the Company’s default in payment of indebtedness in an aggregate amount of $500,000 or more(the Company is currently in default for payments greater than $500,000), (iv) proceedings for a bankruptcy, insolvency, reorganization or liquidation, which are not dismissed with 30 days, (v) commencement of a voluntary bankruptcy proceeding, and (viii) final judgments against the Company for the payment of money in excess of $500,000. “Alternate Conversion Price” means the lowest of (i) the applicable conversion price the in effect, (ii) the greater of (x) $9,420.00 (the “Floor Price”) and (y) 80% of the lowest volume weighted average price (“VWAP”) of the common stockduring the five consecutive trading day period ending and including the trading day immediately preceding the delivery of the applicable conversion notice. Further, the Series B-2 Certificate of Designations provides that if on any of the 90th and 180th day after each of the occurrence of any Stock Combination Event (as defined in the Series B-2 Certificate of Designations) and the Applicable Date (as defined in the Series B-2 Certificate of Designations), the conversion price then in effect is greater than the market price then in effect (the “Adjustment Price”), on such date then the conversion price shall automatically lower to the Adjustment Price.

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

Series C-1 Convertible Preferred Stock Redemptions

For the three months ended March 31, 2025, the Company redeemed approximately 6,110 shares of Series C-1 Convertible Preferred Stock for $7,027,070. As of the date of this report, the Company has an outstanding redemption payable of 2,263 shares Series C-1 Convertible Preferred Stock of $3,956,819.

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

Pearsanta Acquisition of Assets

On March 24, 2025, Pearsanta, a majority-owned subsidiary of the Company entered into an Agreement for the Acquisition of Patents (the “Pearsanta Acquisition Agreement”) with the holders (the “Asset Holders”) of certain patents and intellectual property assets (the “Pearsanta Acquired Assets”), which are related to the detection of DNA adducts for detection of changes to the DNA that may lead to potentially disease-causing mutations, pursuant to which Pearsanta acquired the Pearsanta Acquired Assets in consideration of the issuance by Pearsanta to the Asset Holders of an aggregate of 200 shares of Series B Convertible Preferred Stock, par value $0.001 per share (the “Pearsanta Series B Preferred Stock”). The Pearsanta Series B Preferred Stock valued at $50.00 per share resulting in $10,000 of patent expenses being recognized on the statement of operations.

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Pearsanta Series B Preferred Stock, the Pearsanta Series B Preferred Stock will be mandatorily and automatically converted, with no further action on the part of the holders thereof, into 1,000 fully paid and nonassessable shares of common stock (1:1,000) (the “Series B Conversion Ratio”) of Pearsanta upon the consummation of a firm underwritten initial public offering of the common stock for cash effected pursuant to a registration statement or similar document filed by or on behalf of Pearsanta under the Securities Act of 1933, as amended (a “Pearsanta Qualifying IPO”), provided, however, that if the value of such Pearsanta Series B Preferred Stock, on an as-converted basis, at the time of the pricing of the Pearsanta common stock in connection with the Pearsanta Qualifying IPO does not equal $1,000,000, then the conversion ratio of the Pearsanta Series B Preferred Stock will be adjusted such that the value of the securities received in the Pearsanta Qualifying IPO by the Asset Holders shall equal $1,000,000 in the aggregate.

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

During the three months ended March 31, 2025 and 2024, the Company granted no new options.

The Company recognizes option forfeitures as they occur, as there is insufficient historical data to accurately determine future forfeitures rates.

The following is an analysis of the stock option grant activity under the Plan:

Vested and Nonvested Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2024	60	$44,395,124.59	8.65
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	(1)	150,200,000.00	-
Outstanding March 31, 2025	59	$40,808,518.64	6.06

Nonvested Stock Options	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2024	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested on March 31, 2025	-	$-

As of March 31, 2025 there were 59 exercisable options; these options had a weighted average exercise price $40,808,518.64.

On December 18, 2023, our Board of Directors adopted the Pearsanta, Inc. 2023 Omnibus Equity Incentive Plan (the “Pearsanta 2023 Plan”) and the 2023 Parent Service Provider Equity Incentive Plan (the “Pearsanta Parent 2023 Plan”), collectively (the “Pearsanta Plans”). The Pearsanta Plans provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock and restricted stock units, and other stock-based awards (collectively, the “Pearsanta Awards”). Eligible recipients of Pearsanta Awards include employees, directors or independent contractors of the Company or any affiliate of the Company. The Board of Directors administers the Pearsanta Plans. The Pearsanta 2023 Plan consists of a total of 250,000 shares of Pearsanta common stock, par value $0.001 per share, which may be issued pursuant to Pearsanta Awards granted under the Pearsanta 2023 Plan. The Pearsanta Parent 2023 Plan consists of a total of 155,334 shares of Pearsanta common stock, par value $0.001 per share, which may be issued pursuant to Pearsanta Awards granted under the Pearsanta Parent 2023 Plan. The exercise price per share for the shares to be issued pursuant to an exercise of a stock option will be no less than one hundred percent (100%) of the Fair Market Value (as defined in the Pearsanta Plans) of a share of Common Stock on the date of grant.

During the three months ended March 31, 2025 and 2024, Pearsanta granted no new options under the Pearsanta 2023 Plan.

The following is an analysis of the stock option grant activity under the Pearsanta Plans:

Vested and Nonvested Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2024	181,227	$1.19	8.84
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	-	-	-
Rounding in connection with Reverse Split	-	-	-
Outstanding March 31, 2025	181,227	$1.19	8.38

Nonvested Stock Options	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2024	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested on March 31, 2025	-	$-

As of March 31, 2025, there were 181,227 exercisable options; these options had a weighted average exercise price $1.19.

The Company recognized stock-based compensation expense related to all options granted and vesting expense of $0 During the three months ended March 31, 2025. The remaining value to be expensed is $0 as of March 31, 2025. The weighted average vesting term is 0 years as of March 31, 2025.

The Company recognized stock-based compensation expense related to all options granted and vesting expense of $24,572 During the three months ended March 31, 2024, of which $24,572 is included in general and administrative expenses in the accompanying statements of operations.

Warrants

A summary of warrant issuances are as follows:

Vested and Nonvested Warrants	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2024	2,680	$659,707.35	4.51
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	-	-	-
Outstanding March 31, 2025	2,680	$659,707.35	4.22

Nonvested Warrants	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2024	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested on March 31, 2025	-	$-

NOTE 11 – INCOME TAXES

The Company has incurred losses since inception. During the three months ended March 31, 2025, the Company did not provide any provision for income taxes as the Company incurred losses during such period. The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. In assessing the need for a valuation allowance, the Company has considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, the Company has recorded a full valuation allowance for its net deferred tax assets as of March 31, 2025.

As of March 31, 2025, the Company did not have any amounts recorded pertaining to uncertain tax positions.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all significant events or transactions that occurred through May 15, 2025, the date these consolidated financial statements were available to be issued.

Series A-1 Convertible Preferred Stock Redemptions

For the period beginning April 1, 2025 through the date of this report, the Company redeemed approximately 268 shares of Series A-1 Convertible Preferred Stock for $308,000.

Evofem Securities Purchase Agreement & Waiver

On April 8, 2025, the Company entered into a Securities Purchase Agreement (the “Evofem April Purchase Agreement”) with Evofem, pursuant to which the Company purchased (i) a senior subordinated convertible note (the “Evofem April Note”) of Evofem in the principal amount of $2,307,692.31, and (ii) a warrant (the “Evofem April Warrant”) to purchase 149,850,150 shares of Evofem common stock for a purchase price of $1,500,000. The Company had fully funded the $1,500,000 on April 22, 2025.

The Evofem April Note is a senior subordinate obligation of Evofem and will accrue interest at a rate of 8% per annum, which will adjust to 12% upon an Event of Default (as defined in the Evofem April Note). The Evofem April Note is initially convertible into shares of common stock of Evofem at a conversion price of $0.0154 per share, subject to adjustment as described therein. The Evofem April Note may not be converted by the Company if, after giving effect to such conversion, the Company would beneficially own in excess of 9.99% of Evofem common stock. Unless earlier converted, or redeemed, the Evofem April Notes will mature on April 8, 2028.

The Evofem April Warrant is exercisable into shares of common stock of Evofem at an exercise price of $0.0154, subject to adjustment as described therein, and may be exercised on a cashless basis. The Evofem April Warrant may not be exercised by the Company if, after giving effect to such exercise, the Company would beneficially own in excess of 9.99% of Evofem stock. The Evofem April Warrant is exercisable for a term of five years.

In connection with the Evofem April Purchase Agreement, the Company, Merger Sub and Evofem entered into a Waiver Agreement (the “Evofem April Waiver”), pursuant to which Evofem agreed to temporarily waive its termination right under the Amended and Restated Merger Agreement until April 16, 2025. Pursuant to the Evofem April Waiver, in the event that the full purchase price is not received by April 16, 2025, the principal amount of the Evofem April Note and the number of shares of Evofem common stock issuable upon exercise of the Evofem April Warrant will be adjusted accordingly.

Nasdaq Compliance

On April 8, 2025, the Company received a letter from The Nasdaq Stock Market, LLC stating that the Company had regained compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). Consequently, the hearing before the Hearings Panel scheduled to take place on April 22, 2025 has been cancelled.

Call Option Agreement

On April 10, 2025, the Company entered into a Call Option Agreement (the “Option Agreement”) with Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Health Technology fund DE, L.P. (collectively, the “Security Holder”) and Evofem, pursuant to which the Security Holder granted the Company a call option (the “Option”) to purchase, at the sole discretion of the Company, the Evofem Securities (defined below) for an aggregate purchase price of $13 million. The “Evofem Securities” consist of convertible promissory notes of Evofem in the aggregate principal amount of $25 million and certain right to receive common stock agreements issued by Evofem. The Option has a term commencing on or after the satisfaction in full of the repayment obligations under that certain Securities Purchase and Security Agreement by and between Evofem, Future Pak, LLC and the designated agent dated April 23, 2020, as amended to date (the “Future Pak Note”), until 5:00 Pacific time on June 30, 2025 (the “Call Period”). Pursuant to the Option Agreement, the Security Holder may not transfer the Evofem Securities without the prior written consent of the Company; provided, however, that (i) if the Company has not provided $1.5 million of capital to Evofem by April 30, 2025 (the “Funding Milestone”), the Security Holder may transfer the Evofem Securities after April 30, 2025 without the prior written consent of the Company; (ii) if the Funding Milestone has not been satisfied and the Future Pak Note is still held by Future Pak on May 31, 2025, the Security Holder may transfer the Evofem Securities after May 31, 2025, without the prior written consent of the Company; and (iii) if at any time the repayment obligations of the Future Pak Note have been satisfied through or by a transaction not associated with either the Company or the transactions contemplated under the Amended and Restated Agreement and Plan of Merger, as amended to date, by and between the Company, Adifem, Inc. and Evofem, the Security Holder may transfer the Evofem Securities, without the prior written consent of the Company.

Appili Mutual Waiver

On April 2, 2025, the Company, Adivir, and Appili (the “Parties”) entered into a Mutual Waiver (the “March Waiver”), pursuant to which the Parties waived any termination rights that they had as a result of the Effective Time not occurring by March 31, 2025, which waiver shall expire on April 30, 2025 in consideration of a payment by the Company to Appili in the amount of $250,000 no later than 5:00 pm (ET) on April 18, 2025, provided that in the event a Termination Fee becomes payable by the Company or Aditxt pursuant to the Arrangement Agreement, the amount payable by the Company or Aditxt to Appili shall be reduced by the amount of the Waiver Fee paid by Adivir to Appili. As of the date of this filing, the $250,000 has not been paid.

On May 2, 2025, the Parties entered into a waiver to waive any termination rights that they may have as a result of the effective time not occurring by April 30, 2025, which waiver shall expire on May 31, 2025 in consideration of a payment by Adivir to Appili in the amount of $250,000 on or before May 15, 2025 to the extent the Arrangement Agreement has not been completed prior to that time. As of the date of this filing, the $250,000 has not been paid.

Senior Notes

On April 24, 2025, the Company issued and sold senior notes (each, a “April Note”) to accredited investors in the aggregate original principal amount of $256,250 for a purchase price of $205,000, reflecting an aggregate original issue discount of $51,250. The April Notes bear interest at a rate of 10%per annum and have a maturity date of May 15, 2025 (the “April Notes Maturity Date”). So long as any amounts remain outstanding under the April Notes, 100% of the gross proceeds received by the Company on or after the date hereof from sales of common stock of the Company pursuant to any at-the-market offering, equity-line or other similar transaction shall be used to repay the April Notes. The April Notes contains certain standard events of default, as defined in the Note. Following the April Maturity Date and until all of the April Notes have been satisfied, the Company shall be prohibited from taking certain actions, including but not limited to, incurring any additional indebtedness, redeeming any capital stock or declaring or paying any dividends. As of the date of this filing the April Notes have been repaid.

May Note

On May 9, 2025, the Company entered into a securities purchase agreement (the “May Purchase Agreement”) with an accredited investor, pursuant to which the Company issued and sold a 30% Original Issue Discount Senior Secured Note (the “May 2025 Note”) to an accredited investor in the original principal amount of $3,114,285.71 for a purchase price of $2,000,000. The May 2025 Note bears interest at a rate of 10% per annum (the “May Note Interest Rate”) and has a maturity date of May 12, 2025 (the “May Note Maturity Date”). The May 2025 Note contains certain standard events of default, as defined in the May 2025 Note (each, an “May 2025 Event of Default”). Following any May 2025 Event of Default, the May 2025 Interest Rate on the May 2025 Note is automatically increased to 20% per annum to the extent permitted by law.

In connection with the May Purchase Agreement, the Company entered into forbearance agreements (each, a “Forbearance Agreement”) with the holders (each, a “Holder”) of certain outstanding shares of the Company’s Series A-1 Convertible Preferred Stock and the Company’s Series C-1 Convertible Preferred Stock (. Pursuant to the Forbearance Agreement, the Company agreed, in consideration of the settlement of the Holder’s claims and obligations with respect to one or more Triggering Events (as defined in the applicable Certificate of Designation) that: (i) provided that the Company receives gross proceeds of an aggregate of $10 million or more in the Proposed Offerings (as defined in the Forbearance Agreement), the Company shall concurrently redeem 5,124 of the Series A-1 Preferred Shares allocated pro rata among the holders of Series A-1 Preferred Shares in a Company Optional Redemption (as defined in the Certificate of Designation of the Series A-1 Preferred Shares), (ii) provided that the Company receives gross proceeds of $20 million or more in the Proposed Offerings, the Company shall concurrently redeem 8,200 of the Series A-1 Preferred Shares (or, if less, the remaining Series A-1 Preferred Shares then outstanding assuming the completion of any exercised Reinvestment Right (as defined in the Forbearance Agreement with respect thereto) allocated pro rata among the holders of Series A-1 Preferred Shares in a Company Optional Redemption, (iii) by no later than the first business day following the closing of any Additional Offering (as defined in the Forbearance Agreement), the Company shall redeem any remaining Series C-1 Preferred Shares (after giving effect to any Reinvestment Right with respect thereto) in a Company Optional Redemption, (iv) if the Company sells any securities pursuant to any VRT Potential Offering (as defined in the Forbearance Agreement), the Company shall apply 30% of the gross proceeds thereof to redeem any remaining Series C-1 Preferred Shares and/or any remaining Series A-1 Preferred Shares pro rata among the holders of Series C-1 Preferred Shares and/or Series A-1 Preferred Shares in a Company Optional Redemption, and (v) if the Company consummates any EVFM Sale (as defined in the Forbearance Agreement), the Company shall apply 30% of the gross proceeds thereof to redeem any remaining Series C-1 Preferred Shares and/or any remaining Series A-1 Preferred Shares pro rata among the holders of Series C-1 Preferred Shares and/or Series A-1 Preferred Shares in a Company Optional Redemption.

As of the date hereof, the Company is in technical default under the May 2025 Note as no payment has been made. The Company is currently working with the accredited investor to rectify.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the section entitled “Risk Factors” in Part II, Item 1A.

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

Our Team

We have assembled a team of experts from a variety of scientific fields and commercial backgrounds, with many years of collective experience that ranges from founding startup biotech companies, to developing and marketing biopharmaceutical products, to designing clinical trials, and to managing private and public companies.

Going Concern

We were incorporated on September 28, 2017 and have not generated significant revenues to date. During the three months ended March 31, 2025 we had a net loss of $5,952,465 and cash of $476,416 as of March 31, 2025.

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

Financial Results

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Our condensed consolidated financial statements as of March 31, 2025, show a net loss of $5,952,465. We expect to incur additional net expenses over the next several years as we continue to maintain and expand our existing operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

Results of Operations

Results of operations for the three months ended March 31, 2025 and 2024

We generated revenue of $1,018 and $79,680 for the three months ended March 31, 2025 and 2024, respectively. Cost of goods sold for the three months ended March 31, 2025 and 2024 was $734 and $65,799, respectively. The decrease in revenue and costs of goods sold during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was due to a decrease in AditxtScoreTM orders due to decreased COVID testing being done.

During the three months ended March 31, 2025, we incurred a loss from operations of $5,608,115. This is due to general and administrative expenses of $4,348,274, which includes approximately $751,786 in payroll expenses and $1,670,782 in professional fees. Research and development expenses were $1,209,205 which includes $2,250 in consulting expenses. Sales and marketing expenses were $50,920.

During the three months ended March 31, 2024, we incurred a loss from operations of $11,535,646. This is due to general and administrative expenses of $3,363,748, which includes approximately $1,214,004 in payroll expenses, $1,145,679 in professional fees, and $20,477 in stock-based compensation. Research and development expenses were $8,145,266, which includes $201,579 in consulting expenses and $6,712,663 in stock-based compensation. Sales and marketing expenses were $40,513.

The decrease in expenses during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was due to decreased research and development spend and decreased compensation expense due to reduced headcount.

Liquidity and Capital Resources

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2025, we had an accumulated deficit of $173,804,878. We had working capital of $(13,959,063) as of March 31, 2025. During the three months ended March 31, 2025, we purchased zero in fixed assets.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.

On April 20, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor, pursuant to which the Company agreed to sell to such investor pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 4 shares of common stock of the Company at a purchase price of $487,600.00 per Pre-Funded Warrant. Concurrently with the sale of the Pre-Funded Warrants, pursuant to the Purchase Agreement in a concurrent private placement, for each Pre-Funded Warrant purchased by the investor, such investor received from the Company an unregistered warrant (the “Warrant”) to purchase two shares of common stock. The warrants have an exercise price of $344,000.00 per share and are exercisable for a three-year period. In addition, the Company issued a warrant to the placement agent to purchase up to 1 share of common stock at an exercise price of $600,000.00 per share.

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

On December 29, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (“the “Purchaser”) for the issuance and sale in a private placement (the “Private Placement”) of (i) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 124 shares of the Company’s common stock, at an exercise price of $10.00 per share, and (ii) warrants (the “Common Warrants”) to purchase up to 248 shares of the Company’s common stock, at a purchase price of $48,500.00 per share. The Private Placement closed on January 4, 2024. The net proceeds to the Company from the Private Placement were approximately $5.5 million, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company.

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

On August 8, 2024, the Company entered into a securities purchase agreement (the “Registered Direct Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to sell to such investors 19 shares (the “Registered Direct Shares”) of common stock of the Company, pre-funded warrants (the “Registered Direct Pre-Funded Warrants”) to purchase up to 95 shares of common stock of the Company (the “Registered Direct Pre-Funded Warrant Shares”), having an exercise price of $10.00 per share, at a purchase price of $10,600.00 per share of common stock and a purchase price of $10,590.00 per Registered Direct Pre-Funded Warrant (the “Registered Direct Offering”). The shares of common stock and Registered Direct Pre-Funded Warrants (and shares of common stock underlying the Registered Direct Pre-Funded Warrants) were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-280757), which was declared effective by the Securities and Exchange Commission on August 6, 2024.

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

Contractual Obligations

The following table shows our contractual obligations as of March 31, 2025:

	Payment Due by Year
	Total	2025	2026
Lease	$960,322	$536,392	$423,930

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have not materially changed since the Company determined that we did not maintain effective internal controls over financial reporting and the following weaknesses still exist as of March 31, 2025.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company was incorporated on September 28, 2017 and through the date of this report has generated no significant revenues. For the years ended December 31, 2024 and 2023, the Company had a net loss of $34,446,486 and $32,390,447, respectively. Our condensed consolidated financial statements as of March 31,2025, show a net loss of $5,952,465. Our cash and cash equivalents were approximately $476,416 as of March 31, 2025. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available, we may be forced to discontinue operations, which would cause investors to lose their entire investment.

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

As of March 31, 2025, we have approximately $6.7 million in accounts payable with approximately $4.8 million that is over 90 days past due. If we are unable to repay these amounts, as well as our existing debt obligations at maturity, and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default, our secured lenders would have the right to exercise their rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business, and we would likely be forced to seek bankruptcy protection.

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

As of March 31, 2025, there were 59 shares of common stock issuable under outstanding options, 2,680 shares of common stock issuable upon exercise of outstanding warrants at various exercise prices and approximately 0 shares of common stock reserved for issuance upon the standard conversion of outstanding convertible preferred stock. To the extent that holders of existing options, warrants or convertible preferred stock sell the shares of common stock issued upon the exercise of options or warrants or conversion of the convertible preferred stock, the market price of our common stock may decrease due to the additional selling pressure in the market. The risk of dilution from issuances of shares of common stock underlying existing options, warrants and convertible preferred stock may cause shareholders to sell their common stock, which could further decline in the market price.

We have entered into a Purchase Agreement with an equity line investor. If we sell shares of our common stock under the Purchase Agreement, our existing stockholders will experience immediate dilution and, as a result, our stock price may go down.

Pursuant to the Purchase Agreement, we have agreed to sell up to $150,000,000 of shares of our common stock at our option and subject to certain limitations. In addition, we may issue up to 225 shares of our common stock as a commitment fee under the Purchase Agreement. As of the date hereof, we have not issued or sold any shares of our common stock under the Purchase Agreement. The sale of shares of our common stock pursuant to the Purchase Agreement will have a dilutive impact on our existing stockholders. The equity line investor may resell some or all of the shares we issue to it under the Purchase Agreement and such sales could cause the market price of our common stock to decline, which decline could be significant.

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

Our obligations to certain of our creditors are secured by security interests in our assets. As of March 31, 2025, approximately $3.9 million was owed to such secured creditors. Under such agreements, we are required to pay $277,800 on a weekly basis to such creditors. If we default on our obligations under these agreements, our secured creditors could foreclose on its security interests and liquidate some or all of these assets, which would harm our financial condition and results of operations and would require us to reduce or cease operations and possibly seek Bankruptcy Protection.

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

On March 7, 2025, the Company was notified by the Staff that it has determined that as of March 6, 2025, the Company’s securities had a closing bid price of $0.10 or less for ten consecutive trading days. As a result, the Company is subject to the provisions contemplated under Listing Rule 5810(c)(3)A)(iii) and the Staff has determined to delist the Company’s securities from The Nasdaq Capital Market. On March 12, 2025, the Company effected a 1-for-250 reverse stock split, which became effective as of the open of trading on the Nasdaq Capital Market on March 17, 2025.

On March 14, 2025, the Company submitted an appeal to Nasdaq, which will stay the delisting and suspension of the Company’s securities pending the decision of the Nasdaq Hearings Panel (the “Panel”). The Company’s hearing before the Panel was scheduled for April 22, 2025.

On April 8, 2025, the Company received a letter from The Nasdaq Stock Market, LLC stating that the Company had regained compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). Consequently, the hearing before the Hearings Panel scheduled to take place on April 22, 2025 has been cancelled. However, no assurance can be provided that we will be successful in continuing to remain compliant with the requirements for continued listing on The Nasdaq Capital Market.

If we are delisted from Nasdaq, our common stock may be eligible for trading on an over-the-counter market. If we are not able to obtain a listing on another stock exchange or quotation service for our common stock, it may be extremely difficult or impossible for stockholders to sell their shares. We intend to monitor the closing bid price of our common stock and may be required to seek approval from our stockholders to affect a reverse stock split of the issued and outstanding shares of our common stock, however, under amended Nasdaq Rule 5810(b)(3)(A)(iv), we will not be entitled to an additional compliance period if (i) the Company seeks to effect a reverse stock split within twelve months of our prior reverse stock split in March 2025, or (ii) the proposed reverse split reverse stock split ratio, when combined with any prior reverse stock splits implements in the prior period of two years would exceed 250-for-1 in the aggregate. Our March 2025 reverse stock split when combined with our October 2024 reverse stock split exceeded 250-for-1 in the aggregate. In addition, there can be no assurance that any future reverse stock split would be approved by our stockholders. Further, there can be no assurance that the market price per new share of our common stock after the reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of our common stock outstanding before the reverse stock split. Even if another reverse stock split is approved by our stockholders, there can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing rules.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit
Number	Exhibit Description
3.1	Certificate of Amendment to Certificate of Incorporation of Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K fied on March 12, 2025).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is formatted as Inline XBRL and contained in the Exhibit 101 XBRL Document Set).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aditxt, Inc.

Date: May 15, 2025	By:	/s/ Amro Albanna
Amro Albanna
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Thomas J. Farley
Thomas J. Farley
Chief Financial Officer (Principal Financial and Accounting Officer)