Form 10-Q
period 2025-06-30
Aditxt, Inc.
filed 2025-08-14
CIK 1726711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 13, 2025, the registrant had 4,976,556 and 4,976,555 shares of common stock, $0.001 par value per share, issued and outstanding, respectively.

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

●

while we have entered into a Merger Agreement with Evofem Biosciences, Inc., we cannot assure you that such transactions will be consummated or, that if such transaction is consummated, that it will be accretive to stockholder value;

●

we may engage in future acquisitions or strategic transactions, including the transactions Evofem Biosciences, Inc., which may require us to seek additional financing or financial commitments, increase our expenses and/or present significant distractions to our management;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ADITXT, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash	$323,679	$833,031
Accounts receivable, net	39,743	43,435
Inventory	7,617	11,245
Prepaid expenses	62,616	3,379
Subscription receivable	-	1,108,751
TOTAL CURRENT ASSETS	433,655	1,999,841

Fixed assets, net	1,412,276	1,547,774
Intangible assets, net	4,444	6,111
Deposits	215,946	87,672
Right of use asset	886,014	1,225,781
Notes receivable, related party, net of discount	2,196,826	-
Investment in Evofem	27,542,071	27,277,211
TOTAL ASSETS	$32,691,232	$32,144,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,660,226	$13,212,239
Mandatorily Redeemable A-1 Preferred Stock (450 and 0 shares)	517,445	-
Mandatorily Redeemable C-1 Preferred Stock (2,263 and 1,178 shares)	3,956,819	1,354,774
Stock payable	-	2,250,000
Notes payable, related party	-	115,000
Notes payable, net of discount	4,527,649	5,537,860
Financing on fixed assets	147,823	147,823
Deferred rent	79,044	106,075
Lease liability, current	693,613	683,352
TOTAL CURRENT LIABILITIES	20,582,619	23,407,123

Lease liability, long term	113,357	436,354
Derivative liability	392	14,517

TOTAL LIABILITIES	20,696,368	23,857,994

COMMITMENTS AND CONTINGENCIES

MEZZANINE EQUITY
Series C-1 Convertible Preferred stock, $0.001 par value, 10,853 shares authorized, zero and 8,373 shares issued and outstanding, respectively	-	8,373,000
TOTAL MEZZANINE EQUITY	-	8,373,000

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 3,000,000 shares authorized, zero shares issued and outstanding, respectively	-	-
Series A-1 Convertible Preferred stock, $0.001 par value, 22,280 shares authorized, 21,353 and 22,071 shares issued and outstanding, respectively	21	22
Series B Preferred stock, $0.001 par value, 1 share authorized, zero and zero shares issued and outstanding, respectively	-	-
Series B-1 Convertible Preferred stock, $0.001 par value, 6,000 shares authorized, 2,689 and 2,689 shares issued and outstanding, respectively	3	3
Series B-2 Convertible Preferred stock, $0.001 par value, 2,625 shares authorized, 2,625 and 2,625 shares issued and outstanding, respectively	3	3
Series C Preferred stock, $0.001 par value, 1 share authorized, zero and zero shares issued and outstanding, respectively	-	-
Series D-1 Preferred stock, $0.001 par value, 4,186 shares authorized, zero and zero shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 1,000,000,000 and 100,000,000 shares authorized, 3,176,929 and 129,680 shares issued and 3,176,929 and 129,679 shares outstanding, respectively	3,177	130
Treasury stock, 1 and 1 shares, respectively	(201,605)	(201,605)
Additional paid-in capital	194,219,137	168,792,592
Accumulated deficit	(181,061,686)	(168,094,569)
TOTAL ADITXT, INC. STOCKHOLDERS’ EQUITY	12,959,050	496,576

NON-CONTROLLING INTEREST	(964,186)	(583,180)

TOTAL STOCKHOLDERS’ EQUITY	11,994,864	(86,604)

TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY	$32,691,232	$32,144,390

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
REVENUE
Sales	$1,004	$44,276	$2,022	$123,956
Cost of goods sold	1,005	23,134	1,739	88,933
Gross profit (loss)	(1)	21,142	283	35,023

OPERATING EXPENSES
General and administrative expenses $0, $4,097, $0, and $28,670 in stock-based compensation, respectively	5,039,036	4,419,545	9,387,310	7,783,293
Research and development $0, $1,000,000, $10,000 and $6,712,663 in stock-based compensation, respectively	764,327	1,553,360	1,973,532	9,698,626
Sales and marketing $473,311, $0, $473,311, and $0 in stock-based compensation, respectively	349,031	24,218	399,951	64,731
Total operating expenses	6,152,394	5,997,123	11,760,793	17,546,650

NET LOSS FROM OPERATIONS	(6,152,395)	(5,975,981)	(11,760,510)	(17,511,627)

OTHER INCOME (EXPENSE)
Interest expense	(47,352)	(1,091,568)	(204,851)	(3,580,613)
Interest income	78,566	378	78,854	755
Amortization of debt discount	(1,212,246)	(556,708)	(1,412,530)	(1,192,418)
Gain (loss) on note exchange agreement	-	-	-	(208,670)
Change in fair value of derivative liability	980	-	14,125	-
Change in fair value of Evofem warrants	(63,211)	-	(63,211)	-
Total other expense	(1,243,263)	(1,647,898)	(1,587,613)	(4,980,946)

Net loss before income taxes	(7,395,658)	(7,623,879)	(13,348,123)	(22,492,573)
Income tax provision	-	-	-	-

NET LOSS	$(7,395,658)	$(7,623,879)	$(13,348,123)	$(22,492,573)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(138,850)	(74,260)	(381,006)	(213,227)

NET LOSS ATTRIBUTABLE TO ADITXT, INC. & SUBSIDIARIES	$(7,256,808)	$(7,549,619)	$(12,967,117)	$(22,279,346)

Net loss per share, basic and diluted	$(3.45)	$(1,047.17)	$(9.22)	$(3,262.64)

Weighted average number of shares outstanding during the period, basic and diluted	2,101,701	7,210	1,406,545	6,829

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Preferred A-1 Shares	Preferred A-1 Shares Par	Preferred B-1 Shares	Preferred B-1 Shares Par	Preferred B-2 Shares	Preferred B-2 Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity (Deficit)	Preferred C-1 Shares	Redeemable Preferred C-1	Total Mezzanine Equity
Balance December 31, 2024	22,071	$22	2,689	$3	2,625	$3	129,679	$130	$(201,605)	$168,792,592	$(168,094,569)	$(583,180)	$(86,604)	8,373	8,373,000	8,373,000

Issuance of shares for registered direct offering, net of issuance costs	-	-	-	-	-	-	177,883	178	-	4,582,084	-	-	4,582,262	-	-	-

Issuance of shares under ELOC, net of issuance costs	-	-	-	-	-	-	900,116	900	-	18,466,015	-	-	18,466,915	-	-	-

Redemption of C-1 preferred stock	-	-	-	-	-	-	-	-	-	(917,069)	-	-	(917,069)	(6,110)	(6,110,000)	(6,110,000)

Reclass of C-1 preferred stock to Mandatorily Redeemable Preferred Stock	-	-	-	-	-	-	-	-	-	(339,041)	-	-	(339,041)	(2,263)	(2,263,000)	(2,263,000)

Acquisition of patent for Pearsanta preferred stock	-	-	-	-	-	-	-	-	-	10,000	-	-	10,000	-	-	-

Rounding from reverse stock split	-	-	-	-	-	-	252	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	(5,710,309)	(242,156)	(5,952,465)	-	-	-

Balance March 31, 2025	22,071	$22	2,689	$3	2,625	$3	1,207,930	$1,208	$(201,605)	$190,594,581	$(173,804,878)	$(825,336)	$15,763,998	-	-	-

Issuance of shares for registered direct offering, net of issuance costs	-	-	-	-	-	-	1,870,119	1,870	-	3,976,788	-	-	3,978,658	-	-	-

Redemption of A-1 preferred stock	(268)	-	-	-	-	-	-	-	-	(308,000)	-	-	(308,000)	-	-	-

Reclassification of A-1 preferred stock to Mandatorily Redeemable Preferred Stock	(450)	(1)	-	-	-	-	-	-	-	(517,444)	-	-	(517,445)	-	-	-

Warrants issued for services	-	-	-	-	-	-	-	-	-	473,311	-	-	473,311	-	-	-

Rounding from reverse stock split	-	-	-	-	-	-	98,880	99	-	(99)	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	(7,256,808)	(138,850)	(7,395,658)	-	-	-

Balance June 30, 2025	21,353	$21	2,689	$3	2,625	$3	3,176,929	$3,177	$(201,605)	$194,219,137	$(181,061,686)	$(964,186)	$11,994,864	-	-	-

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Preferred A-1 Shares	Preferred A-1 Shares Par	Preferred B-1 Shares	Preferred B-1 Shares Par	Preferred B-2 Shares	Preferred B-2 Shares Par	Preferred C-1 Shares	Preferred C-1 Shares Par	Preferred D-1 Shares	Preferred D-1 Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
Balance December 31, 2023	22,280	$22	-	$-	-	$-	-	$-	-	$-	165	$11	$(201,605)	$143,999,018	$(127,741,072)	$(9,608)	$16,046,769

Stock option compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	24,573	-	-	24,573

MDNA asset purchase	-	-	-	-	-	-	-	-	-	-	5	1	-	1,008,668	-	-	1,008,669

Brain asset purchase	-	-	6,000	6	6,000	6	-	-	-	-	-	-	-	5,970,437	-	-	5,970,443

Issuance of shares for settlement	-	-	-	-	-	-	-	-	-	-	30	1	-	1,599,999	-	-	1,600,000

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(14,729,727)	(138,967)	(14,868,694)

Balance March 31, 2024	22,280	$22	6,000	$6	6,000	$6	-	$-	-	$-	200	$13	$(201,605)	$152,602,695	$(142,470,799)	$(148,575)	$9,781,760

Stock option compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	4,095	-	-	4,095

Restricted stock unit compensation	-	-	-	-	-	-	-	-	-	-	1	-	-	2	-	-	2

Issuance of shares for offering, net of issuance costs	-	-	-	-	-	-	4,186	4	4,186	4	-	-	-	3,518,559	-	-	3,518,567

Issuance of shares for debt issuance costs	-	-	-	-	-	-	-	-	-	-	33	1	-	662,717	-	-	662,718

Modification of warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	4,137	(4,137)	-	-

Net loss	-		-	-	-	-	-	-	-	-	-	-	-	-	(7,549,619)	(74,260)	(7,623,879)

Balance June 30, 2024 (unaudited)	22,280	$22	6,000	$6	6,000	$6	2,625	$4	2,625	$4	234	$14	$(201,605)	$156,791,985	$(150,024,555)	$(222,835)	$6,343,263

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,348,123)	$(22,492,573)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	473,311	28,670
Stock-based compensation from asset purchase	10,000	6,712,663
Depreciation expense	135,498	300,129
Amortization of intangible assets	1,667	1,666
Amortization of debt discount - note payable	1,412,530	1,192,418
Amortization of debt discount - note receivable, related party	(99,897)	-
Loss on note exchange agreement	-	208,670
Change in fair value of derivative liability	(14,125)	-
Change in fair value of Evofem warrants	63,211	-
Changes in operating assets and liabilities:
Accounts receivable	3,692	1,732
Prepaid expenses	(59,237)	(225,898)
Deposits	(128,274)	(572)
Inventory	3,628	180,001
Accounts payable and accrued expenses	(2,552,013)	5,122,287
Settlement liability	-	720,000
Net cash used in operating activities	(14,098,132)	(8,250,807)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in notes receivable and warrants, related party	(2,425,000)	-
Investment in Evofem preferred stock	-	(1,000,000)
Net cash provided by investing activities	(2,425,000)	(1,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, related party	493,000	467,000
Proceeds from notes and convertible notes payable, net of offering costs	1,504,019	2,393,811
Repayments of note payable, related party	(608,000)	(375,000)
Repayments of note payable	(3,926,760)	(2,156,052)
New principal from extension of notes, net of debt discount	-	451,974
Common stock and warrants issued for cash, net of issuance costs	24,777,835	3,018,567
Cash from subscription receivable	1,108,751	5,444,628
Redemptions of A-1 preferred stock	(308,000)	-
Redemptions of C-1 preferred stock	(7,027,065)	-
Net cash provided by financing activities	16,013,780	9,244,928

NET DECREASE IN CASH	(509,352)	(5,879)

CASH AT BEGINNING OF PERIOD	833,031	97,102

CASH AT END OF PERIOD	$323,679	$91,223

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$1,264,504	$622,762

NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of shares for the conversion of notes payable	$-	$500,000
Debt discount from shares issued as inducement for note payable	$-	$662,718
Warrant modification	$-	$4,137
Issuance of shares in asset purchase	$-	$266,448
Shares issued for settlement	$-	$160,000
Return of notes payable from Evofem merger agreement	$-	$11,174,246
Accrued interest rolled into notes payable	$-	$583,223
ELOC payable	$630,105	$-
Series C-1 redemption payable	$2,602,045	$-
ELOC commitment fee stock payable	$2,250,000	$-
Loan in escrow	$2,000,000	$-
Reclassification of series A-1 preferred shares to liabilities	$517,444	$-

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

NOTE 2 – GOING CONCERN ANALYSIS

Management Plans

The Company was incorporated on September 28, 2017 and has not generated significant revenues to date. During the six months ended June 30, 2025, the Company had a net loss of $13,348,123 and negative cash flow from operating activities of $14,098,132. As of June 30, 2025, the Company’s cash balance was $323,679.

As of June 30, 2025, the Company was subject to the offering limits in General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”). Thus, the maximum amount of securities that the Company could offer and sell under its shelf registration statement on Form S-3 as of June 30, 2025 was $0. Upon the filing of the Company’s annual report on Form 10-K on March 31, 2025, the Company’s aggregate market value of the voting and non-voting equity held by non-affiliates was below $6.0 million. As a result, the maximum amount that the Company can sell under its shelf registration statement on Form S-3 during any 12 month period is equal to one-third of the aggregate market value of the voting and non-voting equity held by non-affiliates of the Company.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended June 30, 2025 and 2024. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in condensed consolidated financial statements that have been prepared in accordance U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025. The interim results for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods.

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

The following table provides a summary of financial instruments that are measured at fair value as of June 30, 2025.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Derivative liability	$392	—	$392	—	$392
Investment in Evofem warrants	264,860	—	264,860	—	264,860
Total	$265,252	—	265,252	—	$265,252

The following table provides a summary of financial instruments that are measured at fair value as of December 31, 2024.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Derivative liability	$14,517	—	$14,517	—	$14,517

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of June 30, 2025 and December 31, 2024, gross accounts receivable was $117,651 and $121,582, respectively. As of June 30, 2025 and December 31, 2024, there was an allowance for doubtful accounts of $77,908 and 78,147, respectively. Accounts receivable is made up of billed and unbilled of $117,328 and $323 as of June 30, 2025, respectively, and $120,296 and $1,286 as of December 31, 2024, respectively.

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

Notes Receivable

The Company accounts for its notes receivable in accordance with the FASB Accounting Standards Codification 320, Investments – Debt and Equity Securities (“ASC 320”). The notes receivable are classified as held for maturity.

Amortization of discount or premium as well as loan origination, commitment, and other fees and costs recognized as an adjustment of the effective interest rate are to be included in interest income. The notes receivable are presented as the carrying value net of any impairment.

Investments

The Evofem investment is included in its own line item on the Company’s consolidated balance sheets.

Under ASC 321, the Company accounts for equity investments at fair value. If fair value is not readily determinable or marketable, the Company values at cost less impairment.

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

The Evofem F-1 Preferred Stock is recorded at cost less impairment and the Evofem warrants are recorded at fair value. The Evofem F-1 Preferred Stock is recorded as cost due to it being a non-marketable equity investment. The Evofem warrants are valued at fair market value due to having a readily determinable fair value.

The following table sets forth a summary of the components in equity investments.

June 30, 2025
Evofem warrants	$264,860
Evofem F-1 Preferred Stock	27,277,211
As of June 30, 2025	$27,542,071

The following table sets forth a summary of the changes in equity investments. This investment has been recorded at cost in accordance with ASC 321 for the shares of Evofem F-1 Preferred Stock and fair value for the Evofem warrants.

For the six months ended June 30, 2025
As of December 31, 2024	$27,277,211
Evofem warrants	328,071
Impairment	-
Change in fair value of Evofem Warrants	(63,211)
As of June 30, 2025	$27,542,071

The investment in Evofem F-1 Preferred Stock has been impaired $0 to date. During the three and six months ended June 30, 2025, the Company recorded a change in the fair value of the Evofem warrants of $63,211.

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

Accounts Payable and Accrued Expenses

As of June 30, 2025 and December 31, 2024, accounts payable and accrued expenses was comprised of:

	June 30, 2025	December 31, 2024
Accounts payable	$9,680,600	$10,192,373
Accrued wages	233,639	1,130,181
Accrued interest	669,545	1,889,527
Other	76,442	158
Total accounts payable and accrued expenses	$10,660,226	$13,212,239

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

The Company has determined that a derivative feature exists on its shares of 21,353 shares of Series A-1 Convertible Preferred Stock, 2,689 shares of Series B-1 Convertible Preferred Stock, and 2,625 shares of Series B-2 Convertible Preferred Stock. This derivative arose from a conversion feature of these classes of preferred stock that allows for 50% additional shares to be issued under certain circumstances, in this case a default on one of the Company’s leases. (See Note 10)

The Company valued the derivative based on the conversion formula outlined in the certificate of designation for the preferred stock. Per the formula, the stated value was $1,000, with an additional premium of 50%, and alternative conversion amount per share of $500, and a floor price of $8,880 for the Series A-1 Convertible Preferred Stock, $8,120 for the Series B-1 Convertible Preferred Stock, and $9,420 for the Series B-2 Convertible Preferred Stock.

The following table sets forth a summary of the fair value of the derivative liability.

June 30, 2025
Fair value of derivative liability of Series A-1 Convertible Preferred Stock	1
Fair value of derivative liability of Series B-1 Convertible Preferred Stock	212
Fair value of derivative liability of Series B-2 Convertible Preferred Stock	179
Total derivative liability	$392

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2025 and December 31, 2024, the Company had a full valuation allowance against its deferred tax assets.

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

Patents

The Company incurs fees from patent licenses, which are reflected in research and development expenses, and are expensed as incurred. During the six months ended June 30, 2025 and 2024, the Company incurred patent licensing fees of $108,519 and $61,666, respectively.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance. During the six months ended June 30, 2025 and 2024, the Company incurred research and development costs of $1,973,532 and $9,698,626, respectively.

Sales and Marketing

We incur sales and marketing costs marketing our technologies. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance. During the six months ended June 30, 2025 and 2024, the Company incurred sales and marketing costs of $399,951 and $64,731, respectively.

Non-controlling Interest in Subsidiary

Non-controlling interests represent the Company’s subsidiary’s cumulative results of operations and changes in deficit attributable to non-controlling shareholders. During the six months ended June 30, 2025 and 2024, the Company recognized $381,006 and $213,227 in net loss attributable to non-controlling interest in Pearsanta. The Company owns approximately 90.0% of Pearsanta, Inc., as of June 30, 2025.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss, less any deemed dividends, by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

Instrument	Quantity Issued and Outstanding as of June 30, 2025	Standard Conversion Common Stock Equivalent	Liquidation Amount
Series A Preferred Stock	-	-	$
Series A-1 Convertible Preferred Stock	21,803	2,456		27,253,448
Series B Preferred Stock	-	-		-
Series B-1 Convertible Preferred Stock	2,689	332		3,361,250
Series B-2 Convertible Preferred Stock	2,625	279		3,281,250
Series C Preferred Stock	-	-		-
Series C-1 Convertible Preferred Stock	2,263	88		2,828,305
Series D-1 Preferred Stock	-	-		-
Warrants	602,680	602,680		-
Options	59	59		-
Total Common Stock Equivalent	632,119	605,894		$36,724,253

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

NOTE 4 – FIXED ASSETS

The Company’s fixed assets include the following on June 30, 2025:

	Cost Basis	Accumulated Depreciation	Net
Computers	$378,480	$(377,411)	$1,069
Lab Equipment	2,697,987	(1,351,895)	1,346,092
Office Furniture	56,656	(24,223)	32,433
Other Fixed Assets	136,939	(131,708)	5,231
Leasehold Improvements	120,440	(92,989)	27,451
Total Fixed Assets	$3,390,502	$(1,978,226)	$1,412,276

The Company’s fixed assets include the following on December 31, 2024

	Cost Basis	Accumulated Depreciation	Net
Computers	$378,480	$(374,360)	$4,120
Lab Equipment	2,697,987	(1,235,236)	1,462,751
Office Furniture	56,656	(21,535)	35,121
Other Fixed Assets	136,939	(131,278)	5,661
Leasehold Improvements	120,440	(80,319)	40,121
Total Fixed Assets	$3,390,502	$(1,842,728)	$1,547,774

Depreciation expense was $67,047 and $157,197 for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense was $135,498 and $300,129 for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the fixed assets that serve as collateral subject to the financed asset liability have a carrying value of $936,486 and $1,898,243, respectively.

Fixed asset activity for the six months ended June 30, 2025 consisted of the following:

For the six months ended June 30, 2025
As of December 31, 2024	$3,390,502
Disposals	-
As of June 30, 2025	$3,390,502

Financed Assets:

In October 2020, the Company purchased two pieces of lab equipment and financed them for a period of twenty-four months with a monthly payment of $19,487, with an interest rate of 8%. As of June 30, 2025, the Company has four payments in arrears.

In January of 2021, the Company purchased one piece of lab equipment and financed it for a period of twenty-four months with a monthly payment of $9,733, with an interest rate of 8%. As of June 30, 2025, the Company has four payments in arrears.

In March of 2021, the Company purchased five pieces of lab equipment and financed them for a period of twenty-four months with a monthly payment of $37,171, with an interest rate of 8%. As of June 30, 2025, the Company has seven payments in arrears.

As of June 30, 2025 all lab equipment financing agreements have matured and are in default status.

NOTE 5 – INTANGIBLE ASSETS

The Company’s intangible assets include the following on June 30, 2025:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(321,000)	$-
Intellectual property	10,000	(5,556)	4,444
Total Intangible Assets	$331,000	$(326,556)	$4,444

The Company’s intangible assets include the following on December 31, 2024:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(321,000)	$-
Intellectual property	10,000	(3,889)	6,111
Total Intangible Assets	$331,000	$(324,889)	$6,111

Amortization expense was $834 and $833 for the three months ended June 30, 2025 and 2024, respectively. Amortization expense was $1,667 and $1,666 for the six months ended June 30, 2025 and 2024, respectively. The Company’s proprietary technology is being amortized over its estimated useful life of three years.

Intangible asset activity for the months ended June 30, 2025 consisted of the following:

For the six months ended June 30, 2025
As of December 31, 2024	331,000
Additions	-
As of June 30, 2025	$331,000

NOTE 6 – RELATED PARTY TRANSACTIONS

On May 22, 2025, Amro Albanna, the Chief Executive Officer of the Company loaned $233,000 to the Company. The loan was evidenced by an unsecured promissory note (the “May 22nd Note”). Pursuant to the terms of the May 22nd Note, it will accrue interest at the Prime rate of seven and one-half percent (7.5%) per annum and is due on the earlier of November 22, 2025 or an event of default, as defined therein. As of June 30, 2025, the May 22nd Note was fully paid off.

On June 6, 2025, Shahrokh Shabahang, the Chief Innovation Officer of the Company loaned $70,000 to the Company. The loan was evidenced by an unsecured promissory note (the “June 5th Note”). Pursuant to the terms of the June 5th Note, it will accrue interest at the Prime rate of seven and one-half percent (7.5%) per annum and is due on the earlier of December 5, 2025 or an event of default, as defined therein. As of June 30, 2025, the June 5th Note was fully paid off.

On June 20, 2025, Amro Albanna, the Chief Executive Officer of the Company, and Shahrokh Shabahang, the Chief Innovation Officer of the Company, loaned $90,000 and $100,000, respectively, to the Company. The loans were evidenced by an unsecured promissory note (the “June 20th Notes”). Pursuant to the terms of the June 20th Notes, it will accrue interest at the Prime rate of seven and one-half percent (7.5%) per annum and is due on the earlier of July 20, 2025 or an event of default, as defined therein. As of June 30, 2025, the June 20th Notes were fully paid off.

Evofem

Evofem is a related party of the Company due to the Chief Executive Officer of Evofem being a member of the Company’s Board of Directors.

Notes Receivable

On April 8, 2025, the Company entered into a Securities Purchase Agreement (the “Evofem April Purchase Agreement”) with Evofem, pursuant to which the Company purchased (i) a senior subordinated convertible note (the “Evofem April Note”) of Evofem in the principal amount of $2,307,692, and (ii) a warrant (the “Evofem April Warrant”) to purchase 149,850,150 shares of Evofem common stock for a purchase price of $1,500,000. The Evofem April Warrant is exercisable into shares of common stock of Evofem at an exercise price of $0.0154, subject to adjustment and may be exercised on a cashless basis. The Evofem April Warrant may not be exercised by the Company if, after giving effect to such an exercise, the Company would beneficially own in excess of 9.99% of Evofem stock. The fair value of the Evofem April Warrant was $235,389. The Evofem April Warrant is exercisable for a term of five years. The Company had fully funded the $1,500,000 on April 22, 2025.

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

The Company recorded an original issuance discount of $807,692, recorded a debt discount of $235,389 from the fair value of the warrants, and paid $1,500,000. The value of the warrants was being treated as a debt discount on the note. The debt discount from both the warrants and the original issuance discount are being amortized using the effective interest method.

As of June 30, 2025, the Evofem April Note has an outstanding principal balance of $2,307,692, an unamortized debt discount of $955,677, and accrued interest of $41,981.

On June 26, 2025, the Company entered into a Securities Purchase Agreement (the “Evofem June Purchase Agreement”) with Evofem, pursuant to which the Company purchased (i) a senior subordinated convertible note (the “Evofem June Note”) of Evofem in the principal amount of $1,423,077, and (ii) a warrant (the “Evofem June Warrant”) to purchase 92,407,592 shares of Evofem common stock for a purchase price of $925,000. The Evofem June Warrant is exercisable into shares of common stock of Evofem at an exercise price of $0.0154, subject to adjustment and may be exercised on a cashless basis. The Evofem June Warrant may not be exercised by the Company if, after giving effect to such an exercise, the Company would beneficially own in excess of 9.99% of Evofem stock. The fair value of the Evofem June Warrant was $92,682. The Evofem June Warrant is exercisable for a term of five years. The Company had fully funded the $925,000 on June 26, 2025.

The Evofem June Note is a senior subordinate obligation of Evofem and will accrue interest at a rate of 8% per annum, which will adjust to 12% upon an Event of Default (as defined in the Evofem June Note). The Evofem June Note is initially convertible into shares of common stock of Evofem at a conversion price of $0.0154 per share, subject to adjustment as described therein. The Evofem June Note may not be converted by the Company if, after giving effect to such conversion, the Company would beneficially own in excess of 9.99% of Evofem common stock. Unless earlier converted, or redeemed, the Evofem June Notes will mature on June 26, 2028.

The Company recorded an original issuance discount of $498,077, recorded a debt discount of $92,682 from the fair value of the warrants, and paid $925,000. The value of the warrants was is being treated as a debt discount on the note. The debt discount from both the warrants and the original issuance discount are being amortized using the effective interest method.

As of June 30, 2025, the Evofem June Note has an outstanding principal balance of $1,423,077, an unamortized debt discount of $578,266, and accrued interest of $1,248.

For the period ended June 30, 2025, the fair value of each warrant granted with the notes receivable was estimated using the assumption and/or factors in the Black-Scholes Model as follows:

Exercise price	$0.0154
Expected dividend yield	0%
Risk free interest rate	7.79-3.88%
Expected life in years	0.50-0.73
Expected volatility	175-180%

The risk-free interest rate assumption for warrants granted is based upon observed interest rates on the United States Government Bond Equivalent Yield appropriate for the expected term of warrants.

The Company determined the expected volatility assumption for warrants granted using the historical volatility of Evofem’s common stock.

The dividend yield assumption for warrants granted is based on the Evofems’s history and expectation of dividend payouts. Evofem has never declared nor paid any cash dividends on its common stock.

Fifth Amendment to Amended and Restated Merger Agreement

On March 23, 2025, the Company, Adicure, Inc., and Evofem entered into Amendment No. 5 to the Amended and Restated Merger Agreement (“Amendment No. 5”), pursuant to which, the parties agreed that (i) Evofem shall use commercially reasonable efforts to hold the Company Shareholders Meeting (as defined under the A&R Merger Agreement) no later than September 26, 2025, (ii) the Company shall invest an additional $1,500,000 in Evofem no later than April 7, 2025 in exchange for additional shares of F-1 Preferred Stock and/or, at the Company’s option, senior subordinated notes of Evofem, and (iii) the End Date shall be extended to September 30, 2025. See Note 13 for the current status of the Evofem transaction.

NOTE 7 – NOTES PAYABLE

November Loan Agreement

On November 7, 2023, the Company entered into a Business Loan and Security Agreement (the “November Loan Agreement”) with the lender (the “Lender”), pursuant to which the Company obtained a loan from the Lender in the principal amount of $2,100,000 with an interest rate of 49%, which satisfied the outstanding balance on the August Loan of $1,089,000 and includes origination fees of $140,000 (the “November Loan”). Pursuant to the November Loan Agreement, the Company granted the Lender a continuing secondary security interest in certain collateral (as defined in the November Loan Agreement). The total amount of interest and fees payable by us to the Lender under the November Loan will be $3,129,000, which will be repaid in 34 weekly installments ranging from $69,000 - $99,000. The November Loan Agreement had an original maturity date of July 2, 2024. As of June 30, 2025, the November Loan has an outstanding principal balance of $560,268, an unamortized debt discount of $0, and accrued interest of $28,991. As of June 30, 2025, the November Loan Agreement is in default status.

January Loan Agreement

On January 24, 2024, the Company entered into a Business Loan and Security Agreement (the “January Loan Agreement”) with a commercial funding source (the “January Lender”), pursuant to which the Company obtained a loan from the Lender in the principal amount of $3,600,000 and an interest rate of 49%, which includes origination fees of $252,000 (the “January Loan”). Pursuant to the January Loan Agreement, the Company granted the Lender a continuing secondary security interest in certain collateral (as defined in the January Loan Agreement). The total amount of interest and fees payable by the Company to the January Lender under the January Loan will be $5,364,000, which will be repayable by the Company in 30 weekly installments of $178,800. The January Loan Agreement had an original maturity date of August 12, 2024. The Company received net proceeds from the January Loan of $814,900 following repayment of the outstanding balance on the October Purchased Amount of $2,533,100. As of June 30, 2025, there was a remaining principal balance of $2,000,336, an unamortized debt discount of $0, and accrued interest of $597,393. As of June 30, 2025, the January Loan Agreement is in default status.

September Note

On September 17, 2024, the Company issued and sold a senior note (the “2024 September Note”) to an accredited investor (the “2024 September Note Holder”) in the original principal amount of $923,077 for a purchase price of $600,000, reflecting an original issue discount of $323,077. The 2024 September Note does not bear interest and has a maturity date of the earlier of (i) June 18, 2025 and (ii) the initial time of consummation by the Company after the date hereof of any public or private offering(s), individually or in the aggregate, of securities with gross proceeds of at least $1 million. The Company may prepay any portion of the outstanding principal of the 2024 September Note at any time without penalty. So long as any amounts remain outstanding under the 2024 September Note, 30% of the gross proceeds received by the Company on or after the date hereof from sales of common stock of the Company pursuant to any at-the-market offering, equity-line or other similar transaction shall be used to repay the 2024 September Note. The 2024 September Note was repaid in February 2025.

Senior Notes

On April 24, 2025, the Company issued and sold senior notes (each, a “April Note”) to accredited investors in the aggregate original principal amount of $256,250 for a purchase price of $205,000, reflecting an aggregate original issue discount of $51,250. The April Notes bear interest at a rate of 10%per annum and have a maturity date of May 15, 2025 (the “April Notes Maturity Date”). So long as any amounts remain outstanding under the April Notes, 100% of the gross proceeds received by the Company on or after the date hereof from sales of common stock of the Company pursuant to any at-the-market offering, equity-line or other similar transaction shall be used to repay the April Notes. The April Notes contains certain standard events of default, as defined in the Note. Following the April Maturity Date and until all of the April Notes have been satisfied, the Company shall be prohibited from taking certain actions, including but not limited to, incurring any additional indebtedness, redeeming any capital stock or declaring or paying any dividends. As of June 30, 2025, April Notes have been repaid.

May Note

On May 9, 2025, the Company entered into a securities purchase agreement (the “May Purchase Agreement”) with an accredited investor, pursuant to which the Company issued and sold a 30% Original Issue Discount Senior Secured Note (the “May 2025 Note”) to an accredited investor in the original principal amount of $3,114,285.71 for a purchase price of $2,000,000. The May 2025 Note bears interest at a rate of 10% per annum (the “May Note Interest Rate”) and has a maturity date of May 12, 2025 (the “May Note Maturity Date”). The May 2025 Note contains certain standard events of default, as defined in the May 2025 Note (each, an “May 2025 Event of Default”). Following any May 2025 Event of Default, the May 2025 Interest Rate on the May 2025 Note is automatically increased to 20% per annum to the extent permitted by law. The May 2025 Note is secured by the assets of the Company.

In connection with the May Purchase Agreement, the Company entered into forbearance agreements (each, a “Forbearance Agreement”) with the holders (each, a “Holder”) of certain outstanding shares of the Company’s Series A-1 Convertible Preferred Stock and the Company’s Series C-1 Convertible Preferred Stock. Pursuant to the Forbearance Agreement, the Company agreed, in consideration of the settlement of the Holder’s claims and obligations with respect to one or more Triggering Events (as defined in the applicable Certificate of Designation) that: (i) provided that the Company receives gross proceeds of an aggregate of $10 million or more in the Proposed Offerings (as defined in the Forbearance Agreement), the Company shall concurrently redeem 5,124 of the Series A-1 Preferred Shares allocated pro rata among the holders of Series A-1 Preferred Shares in a Company Optional Redemption (as defined in the Certificate of Designation of the Series A-1 Preferred Shares), (ii) provided that the Company receives gross proceeds of $20 million or more in the Proposed Offerings, the Company shall concurrently redeem 8,200 of the Series A-1 Preferred Shares (or, if less, the remaining Series A-1 Preferred Shares then outstanding assuming the completion of any exercised Reinvestment Right (as defined in the Forbearance Agreement with respect thereto) allocated pro rata among the holders of Series A-1 Preferred Shares in a Company Optional Redemption, (iii) by no later than the first business day following the closing of any Additional Offering (as defined in the Forbearance Agreement), the Company shall redeem any remaining Series C-1 Preferred Shares (after giving effect to any Reinvestment Right with respect thereto) in a Company Optional Redemption, (iv) if the Company sells any securities pursuant to any VRT Potential Offering (as defined in the Forbearance Agreement), the Company shall apply 30% of the gross proceeds thereof to redeem any remaining Series C-1 Preferred Shares and/or any remaining Series A-1 Preferred Shares pro rata among the holders of Series C-1 Preferred Shares and/or Series A-1 Preferred Shares in a Company Optional Redemption, and (v) if the Company consummates any EVFM Sale (as defined in the Forbearance Agreement), the Company shall apply 30% of the gross proceeds thereof to redeem any remaining Series C-1 Preferred Shares and/or any remaining Series A-1 Preferred Shares pro rata among the holders of Series C-1 Preferred Shares and/or Series A-1 Preferred Shares in a Company Optional Redemption. The Forbearance Agreement has an expiration date of August 7, 2025. The Company applied $517,445 of the gross proceeds of the ATM as a payable to redeem approximately 450 of the Series A-1 Preferred Shares in a mandatory redemption. The remaining Series A-1 Preferred Shares are not contingently redeemable.

As of June 30, 2025, there was a remaining principal balance of $1,114,286, an unamortized debt discount of $0, and accrued interest of $41,855. The May 2025 Note is in default status as of June 30, 2025.

Promissory Note

On June 7, 2025, an investor entered into a $44,396 promissory note to the Company (the “June 2025 Promissory Note”). Pursuant to the terms of the note, it will accrue interest at a rate of seven and a half percent (7.50%) per annum, and is due on the earlier of December 5, 2025, or an event of default, as defined therein. As of June 30, 2025, there was a remaining principal balance of $44,396 and accrued interest of $210. Subsequent to June 30, 2025 this note was repaid. (Note 13)

June Senior Notes

On June 26, 2025, the Company issued and sold senior notes (each, a “June Note”) to accredited investors in the aggregate original principal amount of $1,000,000 for a purchase price of $800,000, reflecting an aggregate original issue discount of $100,000. The original issuance discount is being straight line amortized over the life of the notes. The June Notes bear interest at a rate of 10%per annum and have a maturity date of September 30, 2025 (the “June Notes Maturity Date”). So long as any amounts remain outstanding under the June Notes, 100% of the gross proceeds received by the Company on or after the date hereof from sales of common stock of the Company pursuant to any at-the-market offering, equity-line or other similar transaction shall be used to repay the June Notes. The June Notes contains certain standard events of default, as defined in the Note. Following the June Maturity Date and until all of the June Notes have been satisfied, the Company shall be prohibited from taking certain actions, including but not limited to, incurring any additional indebtedness, redeeming any capital stock or declaring or paying any dividends. As of June 30, 2025, there was a remaining principal balance of $1,000,000, an unamortized debt discount of $191,667, and accrued interest of $1,096. During the three and six months ended June 30, 2025, the Company recognized $8,333 and $8,333 in amortization of debt discount. The proceeds of the June Notes were used in connection with the Evofem June Purchase Agreement. (Note 6)

NOTE 8 – LEASES

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on June 30, 2025 and December 31, 2024 for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Our corporate headquarters is located in Mountain View, California where we lease approximately 5,810 square feet of laboratory and office space. The lease expired in August 31, 2024, subject to extension. As of September 1, 2024, the lease became month to month. As of June 30, 2025 the Company is current on this lease.

We also lease approximately 25,000 square feet in Richmond, Virginia. The lease expires on August 31, 2026, subject to extension. As of June 30, 2025 the Company is two months in arrears on this lease.

LS Biotech Eight Default

On May 10, 2024, the Company received written notice (the “2024 Default Notice”) from LS Biotech Eight, LLC (the “Landlord”), the Landlord of the Company’s CLIA-certified, CAP accredited, high complexity immune monitoring center in Richmond, Virginia, that the Company was in violation of its obligation to (i) pay Base Rent (as defined in the Lease) and Additional Rent (as defined in the Lease) in the amount of $431,182 in the aggregate, together with administrative charges and interest, as well as (ii) replenish the Security Deposit (as defined in the Lease) in the amount of $159,375, all as required under that certain Lease Agreement dated as of May 4, 2021 by and between the Landlord and the Company (the “Lease”). Pursuant to the Notice, the Landlord has demanded that a payment of $590,557 plus administrative charges and interest, which shall accrue at the Default Rate (as defined in the Lease) be made no later than May 17, 2024. As of June 30, 2025, the Company has made the payment of $431,182 and is currently two months in arrears on the Lease.

The Company is working with the Landlord to come to an amicable resolution. However, no assurance can be given that the parties will reach an amicable resolution on a timely basis, on favorable terms, or at all.

Lease Costs

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Components of total lease costs:
Operating lease expense	$556,026	$603,072
Total lease costs	$556,026	$603,072

Lease Positions as of June 30, 2025 and December 31, 2024

ROU lease assets and lease liabilities for our operating leases are recorded on the balance sheet as follows:

	June 30, 2025	December 31, 2024
Assets
Right of use asset – long term	$886,014	$1,225,781
Total right of use asset	$886,014	$1,225,781

Liabilities
Operating lease liabilities – short term	$693,613	$683,352
Operating lease liabilities – long term	113,357	436,354
Total lease liability	$806,970	$1,119,706

Lease Terms and Discount Rate as of June 30, 2025

Weighted average remaining lease term (in years) – operating leases	1.08
Weighted average discount rate – operating leases	8.00%

Maturities of leases are as follows:

2025 (remaining)	$358,756
2026	423,930
Total lease payments	$782,686
Less imputed interest	24,284
Less current portion	(693,613)
Total maturities, due beyond one year	$113,357

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

Call Option Agreement

On April 10, 2025, the Company entered into a Call Option Agreement (the “Option Agreement”) with Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Health Technology fund DE, L.P. (collectively, the “Security Holder”) and Evofem, pursuant to which the Security Holder granted the Company a call option (the “Option”) to purchase, at the sole discretion of the Company, the Evofem Securities (defined below) for an aggregate purchase price of $13 million. The “Evofem Securities” consist of convertible promissory notes of Evofem in the aggregate principal amount of $25 million and certain right to receive common stock agreements issued by Evofem. The Option has a term commencing on or after the satisfaction in full of the repayment obligations under that certain Securities Purchase and Security Agreement by and between Evofem, Future Pak, LLC and the designated agent dated April 23, 2020, as amended to date (the “Future Pak Note”), until 5:00 Pacific time on June 30, 2025 (the “Call Period”). Pursuant to the Option Agreement, the Security Holder may not transfer the Evofem Securities without the prior written consent of the Company; provided, however, that (i) if the Company has not provided $1.5 million of capital to Evofem by April 30, 2025 (the “Funding Milestone”), the Security Holder may transfer the Evofem Securities after April 30, 2025 without the prior written consent of the Company; (ii) if the Funding Milestone has not been satisfied and the Future Pak Note is still held by Future Pak on May 31, 2025, the Security Holder may transfer the Evofem Securities after May 31, 2025, without the prior written consent of the Company; and (iii) if at any time the repayment obligations of the Future Pak Note have been satisfied through or by a transaction not associated with either the Company or the transactions contemplated under the Amended and Restated Agreement and Plan of Merger, as amended to date, by and between the Company, Adifem, Inc. and Evofem, the Security Holder may transfer the Evofem Securities, without the prior written consent of the Company. As of June 30, 2025, the Option was not exercised.

Appili Mutual Waiver

 On January 30, 2025, the Company, Adivir, and Appili (the “Parties”) entered into a mutual waiver, pursuant to which, among other things, the Parties waived certain provisions of the Arrangement Agreement relating to the Outside Date not occurring on or before January 31, 2025, such waiver effective until 5:00pm (ET) on February 28, 2025, in consideration of (i) a payment by Adivir to Appili in the amount of $125,000 on or before January 31, 2025, which was paid, and (ii) a payment by Adivir to Appili in the amount of $125,000 not later than February 14, 2025, which was paid, to the extent the Arrangement Agreement has not been completed prior to that time.

On February 28, 2025, the Parties entered into a waiver to waive any termination rights that they may have as a result of the effective time not occurring by February 28, 2025, which waiver shall expire on June 30, 2025 in consideration of (i) a payment by Adivir to Appili in the amount of $125,000 on or before February 28, 2025, which was paid, and (ii) a payment by Adivir to Appili in the amount of $125,000 not later than March 14, 2025 (collectively the “February Appili Waiver Payments”), which was paid, to the extent the Arrangement Agreement has not been completed prior to that time.

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

Appili Termination

The Parties terminated the Arrangement Agreement effective May 31, 2025. In connection with the termination of the Arrangement Agreement, the Company is required to pay a $1,250,000 termination fee (the “Appili Termination Fee”). The February Appili Waiver Payments of $250,000 has been applied to the Appili Termination fee. As of June 30, 2025 there is $1,000,000 remaining of the Appili Termination Fee. The Appili Termination Fee is recorded in general and administrative expenses.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

On March 14, 2025, the Company effectuated a 1-for-250 reverse stock split (the “2025 Reverse Split”). The Company’s stock began trading at the 2025 Reverse Split price effective on the Nasdaq Stock Market on March 17, 2025.

On March 14, 2025, Pearsanta effectuated a 1-for-60 reverse stock split (the “2025 Pearsanta Reverse Split”).  There was no change to the number of authorized shares of Pearsanta’s common stock. All share amounts referenced in this report are adjusted to reflect the 2025 Pearsanta Reverse Split.

During the six months ended June 30, 2024, the Company issued 5 shares of common stock as part of the MDNA asset purchase agreement. During the six months ended June 30, 2024, the Company issued 30 shares of common stock as part of a settlement agreement.

At the Market Offering Agreement Amendment & Activity

On October 25, 2024 the Company entered into an amendment to the existing At The Market Offering Agreement (the “ATM”) with H.C. Wainwright & Co., LLC as agent (the “Agent”), pursuant to which the Company may offer and sell, from time to time through the Agent, shares of the Company’s common stock having an aggregate offering price of up to $35,000,000 (the “ATM Shares”).

During the six months ended June 30, 2025, the Company sold 2,048,002 ATM Shares at an average price of $4.18 per share under the ATM. The sale of the ATM Shares generated net proceeds of approximately $8,560,920 after paying fees and expenses.

ELOC Activity

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

During the six months ended June 30, 2025, the Company sold 853,959 shares at an average price of $18.99 per share under the ELOC Purchase Agreement. The sale of shares generated net proceeds of approximately $16,216,915 after paying fees and expenses.

Preferred Stock

The Company is authorized to issue 3,000,000 shares of preferred stock, par value $0.001 per share. There were 29,380 and 35,758 shares of preferred stock outstanding as of June 30, 2025 and December 31, 2024, respectively.

All series of the Company’s convertible preferred stock include alternate conversion provisions. The Company’s convertible preferred stock also contains floor pricing provisions; the Company has the discretion to issue shares below the floor price.

Aditxt Preferred Share Class	Quantity Issued and Outstanding as of June 30, 2025	Standard Conversion Common Stock Equivalent	Liquidation Amount
Series A Preferred Stock	-	-	$-
Series A-1 Convertible Preferred Stock	21,803	2,456	27,253,448
Series B Preferred Stock	-	-	-
Series B-1 Convertible Preferred Stock	2,689	332	3,361,250
Series B-2 Convertible Preferred Stock	2,625	279	3,281,250
Series C Preferred Stock	-	-	-
Series C-1 Convertible Preferred Stock	2,263	88	2,828,305
Series D-1 Preferred Stock	-	-	-
Total Aditxt Preferred Shares Outstanding	29,380	3,155	$36,724,253

Series A-1 Convertible Preferred Stock Redemptions

During the six months ended June 30, 2025, the Company redeemed approximately 268 shares of Series A-1 Convertible Preferred Stock for $308,000.

In connection with the May Purchase Agreement, the Company applied $517,445 of the gross proceeds of the ATM as a payable to redeem approximately 450 of the Series A-1 Preferred Shares in a mandatory redemption. As of June 30, 2025, the remaining Series A-1 Preferred Shares are contingently redeemable until the Forbearance Agreement expiration date of August 7, 2025. (Note 7)

Series C-1 Convertible Preferred Stock Redemptions

For the six months ended June 30, 2025, the Company redeemed approximately 6,110 shares of Series C-1 Convertible Preferred Stock for $7,027,070. As of the date of this report, the Company has an outstanding redemption payable of 2,263 shares Series C-1 Convertible Preferred Stock of $3,956,819.

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

During the six months ended June 30, 2025 and 2024, the Company granted no new options.

The Company recognizes option forfeitures as they occur, as there is insufficient historical data to accurately determine future forfeitures rates.

The following is an analysis of the stock option grant activity under the Plan:

Vested and Nonvested Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2024	60	$44,395,124.59	6.10
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	(1)	150,200,000.00	-
Outstanding June 30, 2025	59	$40,808,518.64	5.81

Nonvested Stock Options	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2024	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested on June 30, 2025	-	$-

As of June 30, 2025 there were 59 exercisable options; these options had a weighted average exercise price $40,808,518.64.

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

During the six months ended June 30, 2025 and 2024, Pearsanta granted no new options under the Pearsanta 2023 Plan.

The following is an analysis of the stock option grant activity under the Pearsanta Plans:

Vested and Nonvested Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2024	181,227	$1.19	8.84
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	-	-	-
Rounding in connection with Reverse Split	-	-	-
Outstanding June 30, 2025	181,227	$1.19	8.34

Nonvested Stock Options	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2024	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested on June 30, 2025	-	$-

As of June 30, 2025, there were 181,227 exercisable options; these options had a weighted average exercise price $1.19.

The Company recognized stock-based compensation expense related to all options granted and vesting expense of $0 during the three months ended June 30, 2025. The Company recognized stock-based compensation expense related to all options granted and vesting expense of $0 during the six months ended June 30, 2025. The remaining value to be expensed is $0 as of June 30, 2025. The weighted average vesting term is 0 years as of June 30, 2025.

The Company recognized stock-based compensation expense related to all options granted and vesting expense of $4,095 during the three months ended June 30, 2024, of which $4,095 is included in general and administrative expenses in the accompanying statements of operations. The Company recognized stock-based compensation expense related to all options granted and vesting expense of $28,668 during the six months ended June 30, 2024, of which $28,688 is included in general and administrative expenses in the accompanying statements of operations.

Warrants

For the year ended December 31, 2024, the fair value of each warrant granted was estimated using the assumption and/or factors in the Black-Scholes Model as follows:

Exercise price	$2.00
Expected dividend yield	0%
Risk free interest rate	3.75%
Expected life in years	1.0
Expected volatility	190%

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

The Company recognizes warrant forfeitures as they occur, as there is insufficient historical data to accurately determine future forfeitures rates.

A summary of warrant issuances are as follows:

Vested and Nonvested Warrants	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2024	2,680	$659,707.35	4.51
Granted	600,000	2.00	1.98
Exercised	-	-	-
Expired or forfeited	-	-	-
Outstanding June 30, 2025	602,680	$2,935.58	1.99

Nonvested Warrants	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2024	-	$-
Granted	600,000	2.00
Vested	(600,000)	2.00
Forfeited	-	-
Nonvested on June 30, 2025	-	$-

The Company recognized stock-based compensation expense related to all warrants granted and vesting expense of $473,311 during the three months ended June 30, 2025. The Company recognized stock-based compensation expense related to all options granted and vesting expense of $473,311 during the six months ended June 30, 2025. The remaining value to be expensed is $0 as of June 30, 2025. The weighted average vesting term is 0 years as of June 30, 2025.

NOTE 11 – INCOME TAXES

The Company has incurred losses since inception. During the six months ended June 30, 2025, the Company did not provide any provision for income taxes as the Company incurred losses during such period. The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. In assessing the need for a valuation allowance, the Company has considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, the Company has recorded a full valuation allowance for its net deferred tax assets as of June 30, 2025.

As of June 30, 2025, the Company did not have any amounts recorded pertaining to uncertain tax positions.

NOTE 12 – SEGMENT REPORTING

The Company operates in one operating segment, and therefore one reportable segment, and is focused on the discovery and development of biopharmaceutical products. The Company’s business activities are managed on a consolidated basis through the development and potential commercialization of biopharmaceutical products, which are aimed at the global market in the event that products are successful in receiving regulatory approvals. Our determination that we operate as a single operating segment is consistent with the financial information regularly reviewed by the chief operating decision makers for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. Our chief operating decision makers is the Chief Executive Officer and Chief Financial Officer.

The accounting policies for our single operating segment are the same as those described in the summary of significant accounting policies. Our single operating segment incurs expenses from the development of biopharmaceutical products.

For the segment, the chief operating decision makers use net loss, that also is reported on the consolidated statements of operations as consolidated net loss, to allocate resources. The chief operating decision maker also uses consolidated net loss, along with non-financial inputs and qualitative information, to evaluate our performance, establish compensation, monitor budget versus actual results, and decide the allocation of funds in our various research activities.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated all significant events or transactions that occurred through August XX, 2025, the date these consolidated financial statements were available to be issued.

Series C-1 Convertible Preferred Stock Redemptions

For the period beginning July 1, 2025 through the date of this report, the Company redeemed approximately 275 shares of Series C-1 Convertible Preferred Stock for $316,632.

Promissory Note Repayment

On July 3, 2025, the Company repaid the June 2025 Promissory Note.

Promissory Notes

On August 13, 2025, Amro Albanna, the Chief Executive Officer of the Company, and Shahrokh Shabahang, the Chief Innovation Officer of the Company, loaned $95,000 and $95,000, respectively, to the Company. The loans were evidenced by an unsecured promissory note (the “August 13th Notes”). Pursuant to the terms of the August 13th Notes, it will accrue interest at the Prime rate of seven and one-half percent (7.5%) per annum and is due on the earlier of February 13, 2025 or an event of default, as defined therein.

ELOC Activity

For the period beginning July 1, 2025 through the date of this report, the Company sold 1,569,021 shares at an average price of $1.01 per share under the ELOC. The sale of shares generated net proceeds of approximately $1,586,996 after paying fees and expenses.

At the Market Activity

For the period beginning July 1, 2025 through the date of this report, the Company sold 230,605 shares at an average price of $1.34 per share under the ATM. The sale of ATM shares generated net proceeds of approximately $293,450 after paying fees and expenses.

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

Going Concern

We were incorporated on September 28, 2017 and have not generated significant revenues to date. During the six months ended June 30, 2025 we had a net loss of $13,348,123 and cash of $323,679 as of June 30, 2025.

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

Financial Results

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Our condensed consolidated financial statements as of June 30, 2025, show a net loss of $13,348,123. We expect to incur additional net expenses over the next several years as we continue to maintain and expand our existing operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

Results of Operations

Results of operations for the three months ended June 30, 2025 and 2024

We generated revenue of $1,004 and $44,276 for the three months ended June 30, 2025 and 2024, respectively. Cost of goods sold for the three months ended June 30, 2025 and 2024 was $1,005 and $23,134, respectively. The decrease in revenue and costs of goods sold during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was due to a decrease in AditxtScoreTM orders due to decreased COVID testing being done.

During the three months ended June 30, 2025, we incurred a loss from operations of $6,152,395. This is due to general and administrative expenses of $5,039,036, which includes approximately $1,121,252 in payroll expenses and $2,918,727 in professional fees. Research and development expenses were $764,327 which includes $2,250 in consulting expenses. Sales and marketing expenses were $349,031.

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

The increase in expenses during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was due to decreased research and development spend.

Results of operations for the six months ended June 30, 2025 and 2024

We generated revenue of $2,022 and $123,956 for the six months ended June 30, 2025 and 2024, respectively. Cost of goods sold for the six months ended June 30, 2025 and 2024 was $1,739 and $88,933, respectively. The decrease in revenue and costs of goods sold during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was due to a decrease in AditxtScoreTM orders due to decreased COVID testing being done.

During the six months ended June 30, 2025, we incurred a loss from operations of $11,760,510. This is due to general and administrative expenses of $9,387,310, which includes approximately $1,793,945 in payroll expenses and $4,589,509 in professional fees. Research and development expenses were $1,973,532 which includes $62,963 in consulting expenses. Sales and marketing expenses were $399,951.

During the six months ended June 30, 2024, we incurred a loss from operations of $17,511,627. This is due to general and administrative expenses of $7,783,293, which includes approximately $2,958,585 in payroll expenses, $2,329,671 in professional fees, and $28,670 in stock-based compensation. Research and development expenses were $9,698,626, which includes $1,179,591 in consulting expenses and $6,712,663 in stock-based compensation. Sales and marketing expenses were $64,731.

The decrease in expenses during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was due to decreased research and development spend.

Liquidity and Capital Resources

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2025, we had an accumulated deficit of $181,061,686. We had working capital of $(20,148,964) as of June 30, 2025. During the six months ended June 30, 2025, we purchased zero in fixed assets.

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

Contractual Obligations

The following table shows our contractual obligations as of June 30, 2025:

	Payment Due by Year
	Total	2025	2026
Lease	$782,686	$358,756	$423,930

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

Recent Developments

See Note 13 – Subsequent Event to the accompanying condensed consolidated financial statements for a description of material recent developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have not materially changed since the Company determined that we did not maintain effective internal controls over financial reporting and the following weaknesses still exist as of June 30, 2025.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company was incorporated on September 28, 2017 and through the date of this report has generated no significant revenues. For the years ended December 31, 2024 and 2023, the Company had a net loss of $34,446,486 and $32,390,447, respectively. Our condensed consolidated financial statements as of June 30, 2025, show a net loss of $13,348,123. Our cash and cash equivalents were approximately $323,679 as of June 30, 2025. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available, we may be forced to discontinue operations, which would cause investors to lose their entire investment.

We are currently over 90 days past due on a significant amount of vendor obligations. We may not be able to refinance, extend or repay our substantial indebtedness owed to our secured and unsecured lenders, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

As of June 30, 2025, we have approximately $9.7 million in accounts payable with approximately $5.7 million that is over 90 days past due. If we are unable to repay these amounts, as well as our existing debt obligations at maturity, and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default, our secured lenders would have the right to exercise their rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business, and we would likely be forced to seek bankruptcy protection.

A significant number of shares of our common stock may be issued and sold upon the exercise of outstanding options, warrants, and upon the conversion of the Company’s convertible preferred stock.

As of June 30, 2025, there were 59 shares of common stock issuable under outstanding options, 602,680 shares of common stock issuable upon exercise of outstanding warrants at various exercise prices and approximately 0 shares of common stock reserved for issuance upon the standard conversion of outstanding convertible preferred stock. To the extent that holders of existing options, warrants or convertible preferred stock sell the shares of common stock issued upon the exercise of options or warrants or conversion of the convertible preferred stock, the market price of our common stock may decrease due to the additional selling pressure in the market. The risk of dilution from issuances of shares of common stock underlying existing options, warrants and convertible preferred stock may cause shareholders to sell their common stock, which could further decline in the market price.

Our obligations to certain of our creditors are secured by security interests in our assets, so if we default on those obligations, our creditors could foreclose on some or all of our assets.

Our obligations to certain of our creditors are secured by security interests in our assets. As of June 30, 2025, approximately $3.2 million was owed to such secured creditors. Under such agreements, we are required to pay $277,800 on a weekly basis to such creditors. If we default on our obligations under these agreements, our secured creditors could foreclose on its security interests and liquidate some or all of these assets, which would harm our financial condition and results of operations and would require us to reduce or cease operations and possibly seek Bankruptcy Protection.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the six months ended June 30, 2025, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K.

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

Aditxt, Inc.

Date: August 14, 2025	By:	/s/ Amro Albanna
Amro Albanna
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Thomas J. Farley
Thomas J. Farley
Chief Financial Officer (Principal Financial and Accounting Officer)