Form 10-Q
period 2025-09-30
Aditxt, Inc.
filed 2025-11-18
CIK 1726711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 17, 2025, the registrant had 559,445 and 559,444 shares of common stock, $0.001 par value per share, issued and outstanding, respectively.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	we have generated no significant revenue from commercial sales to date and our future profitability is uncertain;

●	if we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment;

●	our financial situation creates doubt whether we will continue as a going concern;

●	we may need to raise additional funding, which may not be available on acceptable terms, or at all;

●	even if we can raise additional funding, we may be required to do so on terms that are dilutive to you.

●	the regulatory approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of our future product candidates, if any;

●	we may encounter substantial delays in completing our clinical studies which in turn will require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities;

●	if our future pre-clinical development and future clinical Phase I/II studies are unsuccessful, we may be unable to obtain regulatory approval of, or commercialize, our product candidates on a timely basis or at all;

●	even if we receive regulatory approval for any of our product candidates, we may not be able to successfully commercialize the product and the revenue that we generate from their sales, if any, may be limited;

●	adverse events involving our products may lead the FDA or applicable foreign regulatory agency to delay or deny clearance for our products or result in product recalls that could harm our reputation, business and financial results;

●	certain technologies are subject to licenses from LLU and Stanford (as defined below), each of which are revocable in certain circumstances, including in the event we do not achieve certain payments and milestone deadlines. Without these licenses, we may not be able to continue to develop our product candidates;

●	if we were to lose our CLIA certification or state laboratory licenses, whether as a result of a revocation, suspension or limitation, we would no longer be able to offer our assays (including our AditxtScore™ platform), which would limit our revenues and harm our business. If we were to lose, or fail to obtain, a license in any other state where we are required to hold a license, we would not be able to test specimens from those states;

●	our results of operations will be affected by the level of royalty and milestone payments that we are required to pay to third parties;

●	we face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do;

●	our technologies and products under development, and our business, may fail if we are not able to successfully commercialize them and ultimately generate significant revenues as a result;

●	customers may not adopt our products quickly, or at all;

●	the failure to obtain or maintain patents, licensing agreements and other intellectual property could materially impact our ability to compete effectively;

●	some of our intellectual property may be subject to “march-in” rights by the U.S. federal government;

●	we do not expect to pay dividends in the foreseeable future;

●	we have issued a significant number of shares of convertible preferred stock and warrants and may continue to do so in the future. The conversion and/or exercise of these securities and the sale of the shares of common stock issuable thereunder may dilute your percentage ownership interest and may also result in downward pressure on the price of our common stock;

●	we have issued a significant number of restricted stock awards, restricted stock units, options and warrants and may continue to do so in the future. The vesting and, if applicable, exercise of these securities and the sale of the shares of common stock issuable thereunder may dilute your percentage ownership interest and may also result in downward pressure on the price of our common stock;

●	we may engage in future acquisitions or strategic transactions. which may require us to seek additional financing or financial commitments, increase our expenses and/or present significant distractions to our management;

●	we have entered into a Common Stock Purchase Agreement with an equity line investor pursuant to which we may issue and sell up to $150 million of our common stock, which could result in significant dilution

●	we have entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC pursuant to which we may issue and sell up to $35 million of our common stock, which could result in significant dilution

●	our ability to remain compliant with the requirements for continued listing on The Nasdaq Capital Market; and

●	exclusive forum provisions in our amended and restated certificate of incorporation and amended and restated bylaws.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ADITXT, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash	$163,041	$833,031
Accounts receivable, net	39,182	43,435
Inventory	6,572	11,245
Prepaid expenses	62,616	3,379
Subscription receivable	149,027	1,108,751
TOTAL CURRENT ASSETS	420,438	1,999,841

Fixed assets, net	1,345,310	1,547,774
Intangible assets, net	3,611	6,111
Deposits	244,698	87,672
Right of use asset	703,482	1,225,781
Notes receivable, net of discount and allowance	1,954,938	-
Investment in Evofem	7,051,933	27,277,211
Other assets	75,229	-
TOTAL ASSETS	$11,799,639	$32,144,390

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,558,134	$13,212,239
Mandatorily Redeemable A-1 Preferred Stock (939 and 0 shares)	1,079,047	-
Mandatorily Redeemable C-1 Preferred Stock (1,987 and 1,178 shares)	2,285,407	1,354,774
Stock payable	-	2,250,000
Notes payable, related party	185,000	115,000
Notes payable, net of discount	4,699,694	5,537,860
Financing on fixed assets	147,823	147,823
Deferred rent	62,046	106,075
Lease liability, current	641,436	683,352
TOTAL CURRENT LIABILITIES	20,658,587	23,407,123

Lease liability, long term	-	436,354
Derivative liability	230	14,517

TOTAL LIABILITIES	20,658,817	23,857,994

COMMITMENTS AND CONTINGENCIES

MEZZANINE EQUITY
Series C-1 Convertible Preferred stock, $0.001 par value, 10,853 shares authorized, zero and 8,373 shares issued and outstanding, respectively	-	7,195,000
TOTAL MEZZANINE EQUITY	-	7,195,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 3,000,000 shares authorized, zero shares issued and outstanding, respectively	-	-
Series A-1 Convertible Preferred stock, $0.001 par value, 22,280 shares authorized, 20,864 and 22,071 shares issued and outstanding, respectively	21	22
Series B Preferred stock, $0.001 par value, 1 share authorized, zero and zero shares issued and outstanding, respectively	-	-
Series B-1 Convertible Preferred stock, $0.001 par value, 6,000 shares authorized, 2,689 and 2,689 shares issued and outstanding, respectively	3	3
Series B-2 Convertible Preferred stock, $0.001 par value, 2,625 shares authorized, 2,625 and 2,625 shares issued and outstanding, respectively	3	3
Series C Preferred stock, $0.001 par value, 1 share authorized, zero and zero shares issued and outstanding, respectively	-	-
Series D-1 Preferred stock, $0.001 par value, 4,186 shares authorized, zero and zero shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 1,000,000,000 and 100,000,000 shares authorized, 50,918 and 1,196 shares issued and 50,917 and 1,195 shares outstanding, respectively	51	21
Treasury stock, 1 and 1 shares, respectively	(201,605)	(201,605)
Additional paid-in capital	197,575,890	169,970,701
Accumulated deficit	(205,107,091)	(168,094,569)
TOTAL ADITXT, INC. STOCKHOLDERS’ EQUITY (DEFICIT)	(7,732,728)	1,674,576

NON-CONTROLLING INTEREST	(1,126,450)	(583,180)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(8,859,178)	1,091,396

TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,799,639	$32,144,390

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
REVENUE
Sales	$748	$6,854	$2,770	$130,810
Cost of goods sold	732	467,536	2,471	556,469
Gross profit (loss)	16	(460,682)	299	(425,659)

OPERATING EXPENSES
General and administrative expenses $0, $32, $0, and $28,670 in stock-based compensation, respectively	2,462,561	3,718,804	11,849,871	11,502,097
Research and development $0, $0, $10,000 and $6,712,663 in stock-based compensation, respectively	672,045	491,552	2,645,577	10,190,178
Sales and marketing $0, $0, $473,311, and $0 in stock-based compensation, respectively	6,040	30,000	405,991	94,731
Total operating expenses	3,140,646	4,240,356	14,901,439	21,787,006

NET LOSS FROM OPERATIONS	(3,140,630)	(4,701,038)	(14,901,140)	(22,212,665)

OTHER INCOME (EXPENSE)
Interest expense	(176,527)	(570,114)	(381,378)	(4,150,727)
Interest income	183,631	376	262,485	1,131
Amortization of debt discount	(234,167)	(1,709,537)	(1,646,697)	(2,901,955)
Gain (loss) on note exchange agreement	-	-	-	(208,670)
Change in fair value of derivative liability	162	-	14,287	-
Change in fair value of Evofem warrants	2,511,781	-	2,448,570	-
Impairment of Evofem F-1 Preferred Stock	(23,001,919)	-	(23,001,919)	-
Credit loss on Evofem notes	(350,000)	-	(350,000)	-
Total other expense	(21,067,039)	(2,279,275)	(22,654,652)	(7,260,221)

Net loss before income taxes	(24,207,669)	(6,980,313)	(37,555,792)	(29,472,886)
Income tax provision	-	-	-	-

NET LOSS	$(24,207,669)	$(6,980,313)	$(37,555,792)	$(29,472,886)

Implied Dividends	-	(5,907,011)	-	(5,907,011)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(162,264)	(39,801)	(543,270)	(253,028)

NET LOSS ATTRIBUTABLE TO ADITXT, INC. & SUBSIDIARIES	$(24,045,405)	$(12,847,523)	$(37,012,522)	$(35,126,869)

Net loss per share, basic and diluted	$(548.78)	$(3,137,695.20)	$(1,605.17)	$(14,770,865.91)

Weighted average number of shares outstanding during the period, basic and diluted	43,816	4	23,058	2

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Preferred A-1 Shares	Preferred A-1 Shares Par	Preferred B-1 Shares	Preferred B-1 Shares Par	Preferred B-2 Shares	Preferred B-2 Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity (Deficit)	Preferred C-1 Shares	Redeemable Preferred C-1	Total Mezzanine Equity
Balance December 31, 2024	22,071	$22	2,689	$3	2,625	$3	1,195	$21	$(201,605)	$169,970,701	$(168,094,569)	$(583,180)	$1,091,396	7,195	7,195,000	7,195,000

Issuance of shares for registered direct offering, net of issuance costs	-	-	-	-	-	-	1,575	2	-	4,582,260	-	-	4,582,262	-	-	-

Issuance of shares under ELOC, net of issuance costs	-	-	-	-	-	-	7,966	8	-	18,466,907	-	-	18,466,915	-	-	-

Redemption of C-1 preferred stock	-	-	-	-	-	-			-	(917,069)	-	-	(917,069)	(4,932)	(6,110,000)	(6,110,000)

Reclassification of C-1 preferred stock to Mandatorily Redeemable Preferred Stock	-	-	-	-	-	-			-	(163,440)	-	-	(163,440)	(2,263)	(1,085,000)	(1,085,000)

Acquisition of patent for Pearsanta preferred stock	-	-	-	-	-	-			-	10,000	-	-	10,000	-	-	-

Rounding from reverse stock split	-	-	-	-	-	-	3	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	(5,710,309)	(242,156)	(5,952,465)	-	-	-

Balance March 31, 2025	22,071	$22	2,689	$3	2,625	$3	10,739	$31	$(201,605)	$191,949,359	$(173,804,878)	$(825,336)	$17,117,599	-	-	-

Issuance of shares for registered direct offering, net of issuance costs	-	-	-	-	-	-	16,550	17	-	3,978,641	-	-	3,978,658	-	-	-

Redemption of A-1 preferred stock	(268)	-	-	-	-	-			-	(308,000)	-	-	(308,000)	-	-	-

Reclassification of A-1 preferred stock to Mandatorily Redeemable Preferred Stock	(450)	(1)	-	-	-	-			-	(517,444)	-	-	(517,445)	-	-	-

Warrants issued for services	-	-	-	-	-	-			-	473,311	-	-	473,311	-	-	-

Rounding from reverse stock split	-	-	-	-	-	-	876	1	-	(1)	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	(7,256,808)	(138,850)	(7,395,658)	-	-	-

Balance June 30, 2025	21,353	$21	2,689	$3	2,625	$3	28,165	$49	$(201,605)	$195,575,866	$(181,061,686)	$(964,186)	$13,348,465	-	-	-

Issuance of shares for registered direct offering, net of issuance costs	-	-	-	-	-	-	2,041	3	-	293,447	-	-	293,450	-	-	-

Issuance of shares under ELOC, net of issuance costs	-	-	-	-	-	-	20,763	21	-	2,266,978	-	-	2,266,999	-	-	-

Reclassification of A-1 preferred stock to Mandatorily Redeemable Preferred Stock	(489)	-	-	-	-	-	-	-	-	(561,602)	-	-	(561,602)	-	-	-

Rounding from reverse stock split	-	-	-	-	-	-	(52)	(22)	-	1,201	-	-	1,179	-	-	-

Net loss	-	-	-	-	-	-	-	-		-	(24,045,405)	(162,264)	(24,207,669)	-	-	-

Balance September 30, 2025	20,864	$21	2,689	$3	2,625	$3	50,917	$51	$(201,605)	$197,575,890	$(205,107,091)	$(1,126,450)	$(8,859,178)	-	-	-

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Preferred A-1 Shares	Preferred A-1 Shares Par	Preferred B-1 Shares	Preferred B-1 Shares Par	Preferred B-2 Shares	Preferred B-2 Shares Par	Preferred C-1 Shares	Preferred C-1 Shares Par	Preferred D-1 Shares	Preferred D-1 Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity
Balance December 31, 2023	22,280	$22	-	$-	2,625	$3	-	$-	-	$-	41	$11	$(201,605)	$143,999,018	$(127,741,072)	$(9,608)	$16,046,769

Stock option compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	24,573	-	-	24,573

MDNA asset purchase	-	-	-	-	-	-	-	-	-	-	1	1	-	1,008,668	-	-	1,008,669

Brain asset purchase	-	-	6,000	6	-	-	-	-	-	-	-	-	-	5,970,437	-	-	5,970,443

Issuance of shares for settlement	-	-	-	-	-	-	-	-	-	-	1	1	-	1,599,999	-	-	1,600,000

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(14,729,727)	(138,967)	(14,868,694)

Balance March 31, 2024	22,280	$22	6,000	$6	2,625	$3	-	$-	-	$-	43	$13	$(201,605)	$152,602,695	$(142,470,799)	$(148,575)	$9,781,760

Stock option compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	4,095	-	-	4,095

Restricted stock unit compensation	-	-	-	-	-	-	-	-	-	-	1	-	-	2	-	-	2

Issuance of shares for offering, net of issuance costs	-	-	-	-	-	-	4,186	4	4,186	4	-	-	-	3,518,559	-	-	3,518,567

Issuance of shares for debt issuance costs	-	-	-	-	-	-	-	-	-	-	1	1	-	662,717	-	-	662,718

Modification of warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	4,137	(4,137)	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(7,549,619)	(74,260)	(7,623,879)

Balance June 30, 2024	22,280	$22	6,000	$6	2,625	$3	4,186	$4	4,186	$4	45	$14	$(201,605)	$156,792,205	$(150,024,555)	$(222,835)	$6,343,263

Restricted stock unit compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	32	-	-	32

Issuance of shares for registered direct offering, net of issuance costs	-	-	-	-	-	-	-	-	-	-	1	1	-	1,036,222	-	-	1,036,223

Issuance of shares under ELOC, net of issuance costs	-	-	-	-	-	-	-	-	-	-	9	1	-	1,274,791	-	-	1,274,792

Exchange of prefunded and common stock warrants for Series C-1 Convertible Preferred Stock	-	-	-	-	-	-	6,000	6	-	-	-	-	-	(6)	-	-	-

Liquidation damages	-	-	-	-	-	-	667	1	-	-	-	-	-	666,999	-	-	667,000

Conversion of Series A-1 Convertible Preferred stock	(209)	-	-	-	-	-	-	-	-	-	1	1	-	(1)	-	-	-

Conversion of Series B-1 Convertible Preferred stock	-	-	(1,768)	(1)	-	-	-	-	-	-	7	1	-	-	-	-

Exercise of warrants	-	-	-	-	-	-	-	-	-	-	2	1	-	1,246,489	-	-	1,246,490

Issuance of warrants as debt issuance costs	-	-	-	-	-	-	-	-	-	-	-	-	-	913,713	-	-	913,713

Modifications of warrants as debt issuance costs	-	-	-	-	-	-	-	-	-	-	-	-	-	376,901	-	-	376,901

Modifications of warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	5,902,874	(5,902,874)	-	-

Derivative liability from conversion feature on preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	(429,018)	-	-	(429,018)

Rounding from reverse stock split	-	-	-	-	-	-	-	-	-	-	(1)	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,940,512)	(39,801)	(6,980,313)

Balance September 30, 2024	22,071	$22	4,232	$5	2,625	$3	10,853	$11	4,186	$4	64	$19	$(201,605)	$167,781,201	$(162,867,941)	$(262,636)	$4,449,083

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,555,792)	$(29,472,886)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	473,311	28,702
Stock-based compensation from asset purchase	10,000	6,712,663
Depreciation expense	202,464	448,383
Amortization of intangible assets	2,500	2,500
Amortization of debt discount - note payable	1,646,697	2,901,955
Amortization of debt discount - note receivable, related party	(208,009)	-
Loss on note exchange agreement	-	208,670
Modification of warrants for debt issuance costs	-	376,901
New principal from extension of notes, net of debt discount	-	451,974
Change in fair value of derivative liability	(14,287)	-
Change in fair value of Evofem warrants	(2,448,570)	-
Impairment of Evofem F-1 preferred stock	23,001,919	-
Credit loss on Evofem notes	350,000	-
Changes in operating assets and liabilities:
Accounts receivable	4,253	56,619
Prepaid expenses	(59,237)	(226,965)
Deposits	(157,026)	4,368
Other assets	(75,229)	-
Inventory	4,673	656,508
Accounts payable and accrued expenses	(1,620,353)	6,568,477
Settlement liability	-	667,000
Net cash used in operating activities	(16,442,686)	(10,615,131)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in notes receivable and warrants	(2,425,000)	-
Investment in Evofem preferred stock	-	(2,260,000)
Net cash used in investing activities	(2,425,000)	(2,260,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, related party	678,000	467,000
Proceeds from notes and convertible notes payable, net of offering costs	1,674,019	4,199,153
Repayments of note payable, related party	(608,000)	(375,000)
Repayments of note payable	(4,192,634)	(2,330,563)
Common stock, preferred stock, and warrants issued for cash, net of issuance costs	27,338,284	6,204,247
Cash from subscription receivable	959,724	3,695,298
Proceeds from exercises of warrants	-	1,246,490
Redemptions of A-1 preferred stock	(308,000)	-
Redemptions of C-1 preferred stock	(7,343,697)	-
Net cash provided by financing activities	18,197,696	13,106,625

NET INCREASE (DECREASE) IN CASH	(669,990)	231,494

CASH AT BEGINNING OF PERIOD	833,031	97,102

CASH AT END OF PERIOD	$163,041	$358,596

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$1,264,504	$622,762

NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of shares for the conversion of notes payable	$-	$500,000
Debt discount from shares issued as inducement for note payable	$-	$1,576,431
Warrant modification	$-	$5,907,011
Issuance of shares in asset purchase	$-	$266,448
Shares issued for settlement	$-	$1,600,000
Return of notes payable from Evofem merger agreement	$-	$11,174,246
Accrued interest rolled into notes payable	$33,752	$538,223
Shares issued for stock receivable	$	$600,000
Subscription receivable	$149,027	$874,665
Exchange of warrants for Series C-1 convertible preferred stock	$-	$667,000
Derivative liability from conversion feature on preferred stock	$-	$429,018
ELOC payable	$328,071	$-
Series C-1 redemption payable	$1,080,509	$-
ELOC commitment fee stock payable	$2,250,000	$-
Loan in escrow	$2,000,000	$-
Reclassification of series A-1 preferred shares to liabilities	$1,079,047	$-

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

On November 3, 2025, the Company effectuated a 1-for-113 reverse stock split (the “November 2025 Reverse Split”). The Company’s stock began trading on a split-adjusted basis effective on the Nasdaq Stock Market on November 3, 2025. There was no change to the number of authorized shares of the Company’s common stock. All share amounts referenced in this report are adjusted to reflect the November 2025 Reverse Split.

Reclassification of Previously Reported Preferred Stock Information

Certain prior period amounts have been reclassified to conform to the current presentation related to the Company’s Preferred C-1 shares. As of December 31, 2024, the Company had 8,373 shares of Preferred C-1 outstanding, each with a stated value of $1,000, for an aggregate stated value of $8,373,000. These shares were initially presented within mezzanine equity.

Subsequent analysis determined that the 1,178 of the Preferred C-1 shares which were mandatorily redeemable and classified as a liability should have reduced the mezzanine equity from $8,373,000 to $7,195,000.

After giving effect to the proper classification, mezzanine equity should have reflected 7,195 shares of Preferred C-1 outstanding with an aggregate stated value of $7,195,000, and additional paid-in capital (“APIC”) should have increased by $1,178,109 to $169,970,701.

As a result of this reclassification, total stockholders’ equity as of December 31, 2024, should have been $1,091,396. The reclassification did not affect the Company’s net income, cash flows, or total assets and liabilities for the period. Management has evaluated the impact of this reclassification and concluded that it was not material to the consolidated financial statements.

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

NOTE 2 – GOING CONCERN ANALYSIS

Management Plans

The Company was incorporated on September 28, 2017 and has not generated significant revenues to date. During the nine months ended September 30, 2025, the Company had a net loss of $37,555,792 and negative cash flow from operating activities of $16,442,686. As of September 30, 2025, the Company’s cash balance was $163,041.

As of September 30, 2025, the Company was subject to the offering limits in General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”). Thus, the maximum amount of securities that the Company could offer and sell under its shelf registration statement on Form S-3 as of September 30, 2025 was $0. Upon the filing of the Company’s annual report on Form 10-K on March 31, 2025, the Company’s aggregate market value of the voting and non-voting equity held by non-affiliates was below $6.0 million. As a result, the maximum amount that the Company can sell under its shelf registration statement on Form S-3 during any 12 month period is equal to one-third of the aggregate market value of the voting and non-voting equity held by non-affiliates of the Company.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended September 30, 2025 and 2024. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in condensed consolidated financial statements that have been prepared in accordance U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025. The interim results for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods.

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

The following table provides a summary of financial instruments that are measured at fair value as of September 30, 2025.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Derivative liability	$230	—	$230	—	$230
Investment in Evofem warrants	2,776,641	—	2,776,641	—	2,776,641
Total	$2,776,871	—	2,776,871	—	$2,776,871

The following table provides a summary of financial instruments that are measured at fair value as of December 31, 2024.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Derivative liability	$14,517	—	$14,517	—	$14,517

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of September 30, 2025 and December 31, 2024, gross accounts receivable was $117,651 and $121,582, respectively. As of September 30, 2025 and December 31, 2024, there was an allowance for doubtful accounts of $77,908 and $78,147, respectively. Accounts receivable is made up of billed and unbilled of $116,835 and $255 as of September 30, 2025, respectively, and $120,296 and $1,286 as of December 31, 2024, respectively.

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

Amortization of discount or premium as well as loan origination, commitment, and other fees and costs recognized as an adjustment of the effective interest rate are to be included in interest income. The notes receivable are presented as the carrying value net of any impairment. (See Note 7)

Allowance for Credit Losses

The Company maintains an allowance for credit losses on notes receivable measured at amortized cost within the scope of ASC 326, Financial Instruments—Credit Losses. The allowance for credit losses represents management’s estimate of expected lifetime credit losses and is measured using the current expected credit loss (“CECL”) model.

In developing the allowance, the Company considers a combination of quantitative and qualitative factors, including (i) historical loss experience for assets with similar risk characteristics, (ii) current economic conditions, and (iii) reasonable and supportable forecasts of future economic conditions that may affect the collectability of the related financial assets. Financial assets that do not share similar risk characteristics are evaluated on an individual basis.

The Company updates its estimates of expected credit losses at each reporting date. For notes receivable, expected credit losses are based on specific analyses of the borrower’s financial condition, the value of underlying collateral when applicable, collectability, and other relevant factors.

Management believes the allowance for credit losses as of the reporting date is adequate to absorb the Company’s expected losses over the contractual lives of the related financial assets.

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

The following table sets forth a summary of the components in equity investments.

September 30, 2025
Evofem warrants, at fair value	$2,776,641
Evofem F-1 Preferred Stock, net	4,275,292
As of September 30, 2025	$7,051,933

The following table sets forth a summary of the changes in equity investments. This investment has been recorded at cost in accordance with ASC 321 for the shares of Evofem F-1 Preferred Stock and fair value for the Evofem warrants.

For the nine months ended September 30, 2025
As of December 31, 2024	$27,277,211
Evofem warrants	328,071
Impairment of F-1 Preferred Stock	(23,001,919)
Change in fair value of Evofem Warrants	2,448,570
As of September 30, 2025	$7,051,933

The investment in Evofem F-1 Preferred Stock has been impaired $23,001,919 to date. During the three and nine months ended September 30, 2025, the Company recorded a change in the fair value of the Evofem warrants of $2,511,781 and $2,448,570.

In August of 2025, Evofem issued a like kind security of the Evofem F-1 Preferred Stock. The issuance of the like kind security was a triggering event to the Evofem F-1 Preferred Stock resulting in a revaluation of the fair market value of the Evofem F-1 Preferred Stock. The Evofem Preferred F-1 Preferred Stock was valued via the market value of invested capital method, which yielded a fair market value of $4,275,292.

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

Accounts Payable and Accrued Expenses

As of September 30, 2025 and December 31, 2024, accounts payable and accrued expenses was comprised of:

	September 30, 2025	December 31, 2024
Accounts payable	$10,362,749	$10,192,373
Accrued wages	460,436	1,130,181
Accrued interest	734,601	1,889,527
Other	348	158
Total accounts payable and accrued expenses	$11,558,134	$13,212,239

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

The Company has determined that a derivative feature exists on its shares of 21,353 shares of Series A-1 Convertible Preferred Stock, 2,689 shares of Series B-1 Convertible Preferred Stock, and 2,625 shares of Series B-2 Convertible Preferred Stock. This derivative arose from a conversion feature of these classes of preferred stock that allows for 50% additional shares to be issued under certain circumstances, in this case a default on one of the Company’s leases. (See Note 11)

The Company valued the derivative based on the conversion formula outlined in the certificate of designation for the preferred stock. Per the formula, the stated value was $1,000, with an additional premium of 50%, and alternative conversion amount per share of $56,500, and a floor price of $1,003,440 for the Series A-1 Convertible Preferred Stock, $917,560 for the Series B-1 Convertible Preferred Stock, and $1,064,460 for the Series B-2 Convertible Preferred Stock.

The following table sets forth a summary of the fair value of the derivative liability.

September 30, 2025
Fair value of derivative liability of Series A-1 Convertible Preferred Stock	1
Fair value of derivative liability of Series B-1 Convertible Preferred Stock	124
Fair value of derivative liability of Series B-2 Convertible Preferred Stock	105
Total derivative liability	$230

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 2025 and December 31, 2024, the Company had a full valuation allowance against its deferred tax assets.

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

Patents

The Company incurs fees from patent licenses, which are reflected in research and development expenses, and are expensed as incurred. During the nine months ended September 30, 2025 and 2024, the Company incurred patent licensing fees of $110,147 and $61,913, respectively.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance. During the nine months ended September 30, 2025 and 2024, the Company incurred research and development costs of $2,645,577 and $10,190,178, respectively.

Sales and Marketing

We incur sales and marketing costs marketing our technologies. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance. During the nine months ended September 30, 2025 and 2024, the Company incurred sales and marketing costs of $405,991 and $94,731, respectively.

Non-controlling Interest in Subsidiary

Non-controlling interests represent the Company’s subsidiary’s cumulative results of operations and changes in deficit attributable to non-controlling shareholders. During the nine months ended September 30, 2025 and 2024, the Company recognized $543,270 and $253,028 in net loss attributable to non-controlling interest in Pearsanta. The Company owns approximately 90.0% of Pearsanta, Inc., as of September 30, 2025.

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

Instrument	Quantity Issued and Outstanding as of September 30, 2025	Standard Conversion Common Stock Equivalent	Liquidation Amount
Series A Preferred Stock	-	-	$-
Series A-1 Convertible Preferred Stock[1]	21,803	22	27,253,448
Series B Preferred Stock	-	-	-
Series B-1 Convertible Preferred Stock	2,689	3	3,361,250
Series B-2 Convertible Preferred Stock	2,625	3	3,281,250
Series C Preferred Stock	-	-	-
Series C-1 Convertible Preferred Stock[1]	1,987	1	2,484,137
Series D-1 Preferred Stock	-	-	-
Warrants	5,379	5,379	-
Options	55	55	-
Total Common Stock Equivalent	34,538	5,463	$36,380,085

[1]	Quantity issued and outstanding as of September 30, 2025, includes the additional shares classified as mandatorily redeemable in the consolidated balance sheets.

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

NOTE 4 – FIXED ASSETS

The Company’s fixed assets include the following on September 30, 2025:

	Cost Basis	Accumulated Depreciation	Net
Computers	$378,480	$(378,155)	$325
Lab Equipment	2,697,987	(1,410,224)	1,287,763
Office Furniture	56,656	(25,566)	31,090
Other Fixed Assets	136,939	(131,923)	5,016
Leasehold Improvements	120,440	(99,324)	21,116
Total Fixed Assets	$3,390,502	$(2,045,192)	$1,345,310

The Company’s fixed assets include the following on December 31, 2024

	Cost Basis	Accumulated Depreciation	Net
Computers	$378,480	$(374,360)	$4,120
Lab Equipment	2,697,987	(1,235,236)	1,462,751
Office Furniture	56,656	(21,535)	35,121
Other Fixed Assets	136,939	(131,278)	5,661
Leasehold Improvements	120,440	(80,319)	40,121
Total Fixed Assets	$3,390,502	$(1,842,728)	$1,547,774

Depreciation expense was $66,698 and $148,256 for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense was $202,464 and $448,383 for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the fixed assets that serve as collateral subject to the financed asset liability have a carrying value of $784,522 and $1,898,243, respectively.

Fixed asset activity for the nine months ended September 30, 2025 consisted of the following:

For the nine months ended September 30, 2025
As of December 31, 2024	$3,390,502
Disposals	-
As of September 30, 2025	$3,390,502

Financed Assets:

In October 2020, the Company purchased two pieces of lab equipment and financed them for a period of twenty-four months with a monthly payment of $19,487, with an interest rate of 8%. As of September 30, 2025, the Company has four payments in arrears.

In January of 2021, the Company purchased one piece of lab equipment and financed it for a period of twenty-four months with a monthly payment of $9,733, with an interest rate of 8%. As of September 30, 2025, the Company has four payments in arrears.

In March of 2021, the Company purchased five pieces of lab equipment and financed them for a period of twenty-four months with a monthly payment of $37,171, with an interest rate of 8%. As of September 30, 2025, the Company has seven payments in arrears.

As of September 30, 2025 all lab equipment financing agreements have matured and are in default status.

NOTE 5 – INTANGIBLE ASSETS

The Company’s intangible assets include the following on September 30, 2025:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(321,000)	$-
Intellectual property	10,000	(6,389)	3,611
Total Intangible Assets	$331,000	$(327,389)	$3,611

The Company’s intangible assets include the following on December 31, 2024:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(321,000)	$-
Intellectual property	10,000	(3,889)	6,111
Total Intangible Assets	$331,000	$(324,889)	$6,111

Amortization expense was $833 and $833 for the three months ended September 30, 2025 and 2024, respectively. Amortization expense was $2,500 and $2,500 for the nine months ended September 30, 2025 and 2024, respectively. The Company’s proprietary technology is being amortized over its estimated useful life of three years.

Intangible asset activity for the months ended September 30, 2025 consisted of the following:

For the nine months ended September 30, 2025
As of December 31, 2024	331,000
Additions	-
As of September 30, 2025	$331,000

NOTE 6 – RELATED PARTY TRANSACTIONS

On May 22, 2025, Amro Albanna, the Chief Executive Officer of the Company loaned $233,000 to the Company. The loan was evidenced by an unsecured promissory note (the “May 22nd Note”). Pursuant to the terms of the May 22nd Note, it will accrue interest at the Prime rate of seven and one-half percent (7.5%) per annum and is due on the earlier of November 22, 2025 or an event of default, as defined therein. As of September 30, 2025, the May 22nd Note was fully paid off.

On June 6, 2025, Shahrokh Shabahang, the Chief Innovation Officer of the Company loaned $70,000 to the Company. The loan was evidenced by an unsecured promissory note (the “June 5th Note”). Pursuant to the terms of the June 5th Note, it will accrue interest at the Prime rate of seven and one-half percent (7.5%) per annum and is due on the earlier of December 5, 2025 or an event of default, as defined therein. As of September 30, 2025, the June 5th Note was fully paid off.

On June 20, 2025, Amro Albanna, the Chief Executive Officer of the Company, and Shahrokh Shabahang, the Chief Innovation Officer of the Company, loaned $90,000 and $100,000, respectively, to the Company. The loans were evidenced by an unsecured promissory note (the “June 20th Notes”). Pursuant to the terms of the June 20th Notes, it will accrue interest at the Prime rate of seven and one-half percent (7.5%) per annum and is due on the earlier of July 20, 2025 or an event of default, as defined therein. As of September 30, 2025, the June 20th Notes were fully paid off.

On August 13, 2025, Amro Albanna, the Chief Executive Officer of the Company, and Shahrokh Shabahang, the Chief Innovation Officer of the Company, loaned $95,000 and $90,000, respectively, to the Company. The loans were evidenced by an unsecured promissory note (the “August 13th Notes”). Pursuant to the terms of the August 13th Notes, it will accrue interest at the Prime rate of seven and one-half percent (7.5%) per annum and is due on the earlier of February 13, 2025 or an event of default, as defined therein. As of September 30, 2025, the August 13th Notes have an outstanding principal balance of $185,000 and accrued interest of $1,825.

NOTE 7 – NOTES RECEIVABLE

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

As of September 30, 2025, the Evofem April Note has an outstanding principal balance of $2,307,692, an unamortized debt discount of $886,183, and accrued interest of $88,514.

On June 26, 2025, the Company entered into a Securities Purchase Agreement (the “Evofem June Purchase Agreement”) with Evofem, pursuant to which the Company purchased (i) a senior subordinated convertible note (the “Evofem June Note”) (collectively with the Evofem April Note, the “Evofem Notes”) of Evofem in the principal amount of $1,423,077, and (ii) a warrant (the “Evofem June Warrant”) to purchase 92,407,592 shares of Evofem common stock for a purchase price of $925,000. The Evofem June Warrant is exercisable into shares of common stock of Evofem at an exercise price of $0.0154, subject to adjustment and may be exercised on a cashless basis. The Evofem June Warrant may not be exercised by the Company if, after giving effect to such an exercise, the Company would beneficially own in excess of 9.99% of Evofem stock. The fair value of the Evofem June Warrant was $92,682. The Evofem June Warrant is exercisable for a term of five years. The Company had fully funded the $925,000 on June 26, 2025.

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

As of September 30, 2025, the Evofem June Note has an outstanding principal balance of $1,423,077, an unamortized debt discount of $539,648, and accrued interest of $29,943.

As of September 30, 2025, the present value of the Evofem Notes was less than the carrying value, therefore the Company has recognized $350,000 in credit losses on the Evofem Notes.

For the period ended September 30, 2025, the fair value of each warrant granted with the notes receivable was estimated using the assumption and/or factors in the Black-Scholes Model as follows:

Exercise price	$0.0154
Expected dividend yield	0%
Risk free interest rate	7.79-3.88%
Expected life in years	0.50-4.74
Expected volatility	170-180%

The risk-free interest rate assumption for warrants granted is based upon observed interest rates on the United States Government Bond Equivalent Yield appropriate for the expected term of warrants.

The Company determined the expected volatility assumption for warrants granted using the historical volatility of Evofem’s common stock.

The dividend yield assumption for warrants granted is based on the Evofems’ history and expectation of dividend payouts. Evofem has never declared nor paid any cash dividends on its common stock.

NOTE 8 – NOTES PAYABLE

November Loan Agreement

On November 7, 2023, the Company entered into a Business Loan and Security Agreement (the “November Loan Agreement”) with the lender (the “Lender”), pursuant to which the Company obtained a loan from the Lender in the principal amount of $2,100,000 with an interest rate of 49%, which satisfied the outstanding balance on the August Loan of $1,089,000 and includes origination fees of $140,000 (the “November Loan”). Pursuant to the November Loan Agreement, the Company granted the Lender a continuing secondary security interest in certain collateral (as defined in the November Loan Agreement). The total amount of interest and fees payable by us to the Lender under the November Loan will be $3,129,000, which will be repaid in 34 weekly installments ranging from $69,000 - $99,000. The November Loan Agreement had an original maturity date of July 2, 2024. As of September 30, 2025, the November Loan has an outstanding principal balance of $556,276, an unamortized debt discount of $0, and accrued interest of $27,983.

January Loan Agreement

On January 24, 2024, the Company entered into a Business Loan and Security Agreement (the “January Loan Agreement”) with a commercial funding source (the “January Lender”), pursuant to which the Company obtained a loan from the Lender in the principal amount of $3,600,000 and an interest rate of 49%, which includes origination fees of $252,000 (the “January Loan”). Pursuant to the January Loan Agreement, the Company granted the Lender a continuing secondary security interest in certain collateral (as defined in the January Loan Agreement). The total amount of interest and fees payable by the Company to the January Lender under the January Loan will be $5,364,000, which will be repayable by the Company in 30 weekly installments of $178,800. The January Loan Agreement had an original maturity date of August 12, 2024. The Company received net proceeds from the January Loan of $814,900 following repayment of the outstanding balance on the October Purchased Amount of $2,533,100. As of September 30, 2025, there was a remaining principal balance of $1,950,755, an unamortized debt discount of $0, and accrued interest of $572,004.

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

Senior Notes

On April 24, 2025, the Company issued and sold senior notes (each, a “April Note”) to accredited investors in the aggregate original principal amount of $256,250 for a purchase price of $205,000, reflecting an aggregate original issue discount of $51,250. The April Notes bear interest at a rate of 10%per annum and have a maturity date of May 15, 2025 (the “April Notes Maturity Date”). So long as any amounts remain outstanding under the April Notes, 100% of the gross proceeds received by the Company on or after the date hereof from sales of common stock of the Company pursuant to any at-the-market offering, equity-line or other similar transaction shall be used to repay the April Notes. The April Notes contains certain standard events of default, as defined in the Note. Following the April Maturity Date and until all of the April Notes have been satisfied, the Company shall be prohibited from taking certain actions, including but not limited to, incurring any additional indebtedness, redeeming any capital stock or declaring or paying any dividends. As of September 30, 2025, April Notes have been repaid.

May Note

On May 9, 2025, the Company entered into a securities purchase agreement (the “May Purchase Agreement”) with an accredited investor, pursuant to which the Company issued and sold a 30% Original Issue Discount Senior Secured Note (the “May 2025 Note”) to an accredited investor in the original principal amount of $3,114,286 for a purchase price of $2,000,000. The May 2025 Note bears interest at a rate of 10% per annum (the “May Note Interest Rate”) and has a maturity date of May 12, 2025 (the “May Note Maturity Date”). The May 2025 Note contains certain standard events of default, as defined in the May 2025 Note (each, an “May 2025 Event of Default”). Following any May 2025 Event of Default, the May 2025 Interest Rate on the May 2025 Note is automatically increased to 20% per annum to the extent permitted by law. The May 2025 Note is secured by the assets of the Company.

In connection with the May Purchase Agreement, the Company entered into forbearance agreements (each, a “Forbearance Agreement”) with the holders (each, a “Holder”) of certain outstanding shares of the Company’s Series A-1 Convertible Preferred Stock and the Company’s Series C-1 Convertible Preferred Stock. Pursuant to the Forbearance Agreement, the Company agreed, in consideration of the settlement of the Holder’s claims and obligations with respect to one or more Triggering Events (as defined in the applicable Certificate of Designation) that: (i) provided that the Company receives gross proceeds of an aggregate of $10 million or more in the Proposed Offerings (as defined in the Forbearance Agreement), the Company shall concurrently redeem 5,124 of the Series A-1 Preferred Shares allocated pro rata among the holders of Series A-1 Preferred Shares in a Company Optional Redemption (as defined in the Certificate of Designation of the Series A-1 Preferred Shares), (ii) provided that the Company receives gross proceeds of $20 million or more in the Proposed Offerings, the Company shall concurrently redeem 8,200 of the Series A-1 Preferred Shares (or, if less, the remaining Series A-1 Preferred Shares then outstanding assuming the completion of any exercised Reinvestment Right (as defined in the Forbearance Agreement with respect thereto) allocated pro rata among the holders of Series A-1 Preferred Shares in a Company Optional Redemption, (iii) by no later than the first business day following the closing of any Additional Offering (as defined in the Forbearance Agreement), the Company shall redeem any remaining Series C-1 Preferred Shares (after giving effect to any Reinvestment Right with respect thereto) in a Company Optional Redemption, (iv) if the Company sells any securities pursuant to any VRT Potential Offering (as defined in the Forbearance Agreement), the Company shall apply 30% of the gross proceeds thereof to redeem any remaining Series C-1 Preferred Shares and/or any remaining Series A-1 Preferred Shares pro rata among the holders of Series C-1 Preferred Shares and/or Series A-1 Preferred Shares in a Company Optional Redemption, and (v) if the Company consummates any EVFM Sale (as defined in the Forbearance Agreement), the Company shall apply 30% of the gross proceeds thereof to redeem any remaining Series C-1 Preferred Shares and/or any remaining Series A-1 Preferred Shares pro rata among the holders of Series C-1 Preferred Shares and/or Series A-1 Preferred Shares in a Company Optional Redemption. The Forbearance Agreement has an expiration date of August 7, 2025. The Company applied $1,079,047 of the gross proceeds of the ATM as a payable to redeem approximately 939 of the Series A-1 Preferred Shares in a mandatory redemption. The remaining Series A-1 Preferred Shares are not contingently redeemable.

As of September 30, 2025, there was a remaining principal balance of $1,114,286, an unamortized debt discount of $0, and accrued interest of $98,027. The May 2025 Note is in default status as of September 30, 2025.

Promissory Note

On June 7, 2025, an investor entered into a $44,396 promissory note to the Company (the “June 2025 Promissory Note”). Pursuant to the terms of the note, it will accrue interest at a rate of seven and a half percent (7.50%) per annum, and is due on the earlier of December 5, 2025, or an event of default, as defined therein. As of September 30, 2025, this note has been repaid.

June Senior Notes

On June 26, 2025, the Company issued and sold senior notes (each, a “June Note”) to accredited investors in the aggregate original principal amount of $1,000,000 for a purchase price of $800,000, reflecting an aggregate original issue discount of $200,000. The original issuance discount is being straight line amortized over the life of the notes. The June Notes bear interest at a rate of 10% per annum and have a maturity date of September 30, 2025 (the “June Notes Maturity Date”). So long as any amounts remain outstanding under the June Notes, 100% of the gross proceeds received by the Company on or after the date hereof from sales of common stock of the Company pursuant to any at-the-market offering, equity-line or other similar transaction shall be used to repay the June Notes. The June Notes contains certain standard events of default, as defined in the Note. Following the June Maturity Date and until all of the June Notes have been satisfied, the Company shall be prohibited from taking certain actions, including but not limited to, incurring any additional indebtedness, redeeming any capital stock or declaring or paying any dividends. As of September 30, 2025, there was a remaining principal balance of $1,033,752, an unamortized debt discount of $0, and accrued interest of $0. During the three and nine months ended September 30, 2025, the Company recognized $191,667 and $200,000 in amortization of debt discount. The proceeds of the June Notes were used in connection with the Evofem June Purchase Agreement. (Note 7). See Note 14 for the current status of the June Notes.

September Notes

On September 12, 2025, the Company issued and sold $212,500 promissory notes to the accredited investors (the “September 2025 Promissory Notes”). These notes had an original issuance discount of $42,500. Pursuant to the terms of the note, it will accrue interest at a rate of ten percent (10.00%) per annum, and is due on the earlier of September 30, 2025, or an event of default, as defined therein. Pursuant to the terms of the September 2025 Promissory Notes, the September 2025 Promissory Notes are to be redeemed at a redemption price of $1.20 per $1.00 raised via the ELOC and ATM. As of September 30, 2025, there was a remaining principal balance of $44,625, an unamortized debt discount of $0, and accrued interest of $1,011. During the three and nine months ended September 30, 2025, the Company recognized $42,500 and $42,500 in amortization of debt discount. See Note 14 for the current status of the September 2025 Promissory Notes.

NOTE 9 – LEASES

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on September 30, 2025 and December 31, 2024 for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Our corporate headquarters is located in Mountain View, California where we lease approximately 5,810 square feet of laboratory and office space. The lease expired in August 31, 2024, subject to extension. As of September 1, 2024, the lease became month to month. As of September 30, 2025 the Company is two months in arrears on this lease.

We also lease approximately 25,000 square feet in Richmond, Virginia. The lease expires on August 31, 2026, subject to extension. As of September 30, 2025 the Company is five months in arrears on this lease.

LS Biotech Eight Default

On May 10, 2024, the Company received written notice (the “2024 Default Notice”) from LS Biotech Eight, LLC (the “Landlord”), the Landlord of the Company’s CLIA-certified, CAP accredited, high complexity immune monitoring center in Richmond, Virginia, that the Company was in violation of its obligation to (i) pay Base Rent (as defined in the Lease) and Additional Rent (as defined in the Lease) in the amount of $431,182 in the aggregate, together with administrative charges and interest, as well as (ii) replenish the Security Deposit (as defined in the Lease) in the amount of $159,375, all as required under that certain Lease Agreement dated as of May 4, 2021 by and between the Landlord and the Company (the “Lease”). Pursuant to the Notice, the Landlord has demanded that a payment of $590,557 plus administrative charges and interest, which shall accrue at the Default Rate (as defined in the Lease) be made no later than May 17, 2024. As of September 30, 2025, the Company has made the payment of $431,182 and is currently five months in arrears on the Lease.

The Company is working with the Landlord to come to an amicable resolution. However, no assurance can be given that the parties will reach an amicable resolution on a timely basis, on favorable terms, or at all.

Lease Costs

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Components of total lease costs:
Operating lease expense	$853,330	$1,085,986
Total lease costs	$853,330	$1,085,986

Lease Positions as of September 30, 2025 and December 31, 2024

ROU lease assets and lease liabilities for our operating leases are recorded on the balance sheet as follows:

	September 30, 2025	December 31, 2024
Assets
Right of use asset – long term	$703,482	$1,225,781
Total right of use asset	$703,482	$1,225,781

Liabilities
Operating lease liabilities – short term	$641,436	$683,352
Operating lease liabilities – long term	-	436,354
Total lease liability	$641,436	$1,119,706

Lease Terms and Discount Rate as of September 30, 2025

Weighted average remaining lease term (in years) – operating leases	0.83
Weighted average discount rate – operating leases	8.00%

Maturities of leases are as follows:

2025 (remaining)	$179,378
2026	423,930
Total lease payments	$603,308
Less imputed interest	(32,126)
Less current portion	(641,436)
Total maturities, due beyond one year	$-

NOTE 10 – COMMITMENTS & CONTINGENCIES

License Agreement with Loma Linda University

On March 15, 2018, as amended on July 1, 2020, we entered into a LLU License Agreement directly with Loma Linda University.

Pursuant to the LLU License Agreement, we obtained the exclusive royalty-bearing worldwide license in and to all intellectual property, including patents, technical information, trade secrets, proprietary rights, technology, know-how, data, formulas, drawings, and specifications, owned or controlled by LLU and/or any of its affiliates (the “LLU Patent and Technology Rights”) and related to therapy for immune-mediated inflammatory diseases (the ADI™ technology). In consideration for the LLU License Agreement, we issued 1 share of common stock to LLU.

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

The LLU License Agreement shall terminate on the last day that a patent granted to us by LLU is valid and enforceable or the day that the last patent application licensed to us is abandoned. The LLU License Agreement may be terminated by mutual agreement or by us upon 90 days written notice to LLU. LLU may terminate the LLU License Agreement in the event of (i) non-payments or late payments of royalty, milestone and license maintenance fees not cured within 90 days after delivery of written notice by LLU, (ii) a breach of any non-payment provision (including the provision that requires us to meet certain deadlines for milestone events (each, a “Milestone Deadline”)) not cured within 90 days after delivery of written notice by LLU and (iii) LLU delivers notice to us of three or more actual breaches of the LLU License Agreement by us in any 12-month period. Additional Milestone Deadlines include: (i) the requirement to have regulatory approval of an IND application to initiate first-in-human clinical trials on or before September 30, 2023, which will be extended to September 30, 2024 with a payment of a $100,000 extension fee, (ii) the completion of first-in-human (phase I/II) clinical trials by September 30, 2024, which the Company is actively pursuing an extension, (iii) the completion of Phase III clinical trials by September 30, 2026 and (iv) biologic licensing approval by the FDA by September 30, 2027. The Company has not initiated clinical trials to date and the Company intends to obtain an extension to commence human trials.

License Agreement with Leland Stanford Junior University

On February 3, 2020, we entered into an exclusive license agreement (the “February 2020 License Agreement”) with Stanford regarding a patent concerning a method for detection and measurement of specific cellular responses. Pursuant to the February 2020 License Agreement, we received an exclusive worldwide license to Stanford’s patent regarding use, import, offer, and sale of Licensed Products (as defined in the agreement). The license to the patented technology is exclusive, including the right to sublicense, beginning on the effective date of the agreement, and ending when the patent expires. Under the exclusivity agreement, we acknowledged that Stanford had already granted a non-exclusive license in the Nonexclusive Field of Use, under the Licensed Patents in the Licensed Field of Use in the Licensed Territory (as those terms are defined in the February 2020 License Agreement). However, Stanford agreed to not grant further licenses under the Licensed Patents in the Licensed Field of Use in the Licensed Territory. On December 29, 2021, we entered into an amendment to the February 2020 License Agreement which extended our exclusive right to license the technology deployed in AditxtScoreTM and securing worldwide exclusivity in all fields of use of the licensed technology.

We were obligated to pay and paid a fee of $25,000 to Stanford within 60 days of February 3, 2020. We also issued 1 share of the Company’s common stock to Stanford. An annual licensing maintenance fee is payable by us on the first anniversary of the February 2020 License Agreement in the amount of $40,000 for 2021 through 2024 and $60,000 starting in 2025 until the license expires upon the expiration of the patent. The Company is required to pay and has paid $25,000 for the issuances of certain patents. The Company will pay milestone fees of $50,000 on the first commercial sales of a licensed product and $25,000 at the beginning of any clinical study for regulatory clearance of an in vitro diagnostic product developed and a potential licensed product. The Company paid a milestone fee for a clinical study for regulatory clearance of an in vitro diagnostic product developed and a potential licensed product of $25,000 in March of 2022. We are also required to: (i) provide a listing of the management team or a schedule for the recruitment of key management positions by June 30, 2020 (which has been completed), (ii) provide a business plan covering projected product development, markets and sales forecasts, manufacturing and operations, and financial forecasts until at least $10,000,000 in revenue by June 30, 2020 (which has been completed), (iii) conduct validation studies by September 30, 2020 (which has been completed), (iv) hold a pre-submission meeting with the FDA by September 30, 2020 (which has been completed), (iv) submit a 510(k) application to the FDA, Emergency Use Authorization (“EUA”), or a Laboratory Developed Test (“LDT”) by March 31, 2021 (which has been completed), (vi) develop a prototype assay for human profiling by December 31, 2021 (which has been completed), (vii) execute at least one partnership for use of the technology for transplant, autoimmunity, or infectious disease purposes by March 31, 2022 (which has been completed) and (viii) provided further development and commercialization milestones for specific fields of use in writing prior to December 31, 2022.

In addition to the annual license maintenance fees outlined above, we will pay Stanford royalties on Net Sales (as such term is defined in the February 2020 License Agreement) during the term of the agreement as follows: 4% when Net Sales are below or equal to $5 million annually or 6% when Net Sales are above $5 million annually. The February 2020 License Agreement may be terminated upon our election on at least 30 days advance notice to Stanford, or by Stanford if we: (i) are delinquent on any report or payment; (ii) are not diligently developing and commercializing Licensed Product; (iii) miss certain performance milestones; (iv) are in breach of any provision of the February 2020 License Agreement; or (v) provide any false report to Stanford. Should any events in the preceding sentence occur, we have a thirty (30) day cure period to remedy such violation.

Call Option Agreement

On April 10, 2025, the Company entered into a Call Option Agreement (the “Option Agreement”) with Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Health Technology fund DE, L.P. (collectively, the “Security Holder”) and Evofem, pursuant to which the Security Holder granted the Company a call option (the “Option”) to purchase, at the sole discretion of the Company, the Evofem Securities (defined below) for an aggregate purchase price of $13 million. The “Evofem Securities” consist of convertible promissory notes of Evofem in the aggregate principal amount of $25 million and certain right to receive common stock agreements issued by Evofem. The Option has a term commencing on or after the satisfaction in full of the repayment obligations under that certain Securities Purchase and Security Agreement by and between Evofem, Future Pak, LLC and the designated agent dated April 23, 2020, as amended to date (the “Future Pak Note”), until 5:00 Pacific time on June 30, 2025 (the “Call Period”). Pursuant to the Option Agreement, the Security Holder may not transfer the Evofem Securities without the prior written consent of the Company; provided, however, that (i) if the Company has not provided $1.5 million of capital to Evofem by April 30, 2025 (the “Funding Milestone”), the Security Holder may transfer the Evofem Securities after April 30, 2025 without the prior written consent of the Company; (ii) if the Funding Milestone has not been satisfied and the Future Pak Note is still held by Future Pak on May 31, 2025, the Security Holder may transfer the Evofem Securities after May 31, 2025, without the prior written consent of the Company; and (iii) if at any time the repayment obligations of the Future Pak Note have been satisfied through or by a transaction not associated with either the Company or the transactions contemplated under the Amended and Restated Agreement and Plan of Merger, as amended to date, by and between the Company, Adifem, Inc. and Evofem, the Security Holder may transfer the Evofem Securities, without the prior written consent of the Company. As of September 30, 2025, the Option had expired.

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

On February 28, 2025, the Parties entered into a waiver to waive any termination rights that they may have as a result of the effective time not occurring by February 28, 2025, which waiver shall expire on September 30, 2025 in consideration of (i) a payment by Adivir to Appili in the amount of $125,000 on or before February 28, 2025, which was paid, and (ii) a payment by Adivir to Appili in the amount of $125,000 not later than March 14, 2025 (collectively the “February Appili Waiver Payments”), which was paid, to the extent the Arrangement Agreement has not been completed prior to that time.

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

Appili Termination

The Parties terminated the Arrangement Agreement effective May 31, 2025. In connection with the termination of the Arrangement Agreement, the Company is required to pay a $1,250,000 termination fee (the “Appili Termination Fee”). The February Appili Waiver Payments of $250,000 has been applied to the Appili Termination fee. As of September 30, 2025 there is $1,000,000 remaining of the Appili Termination Fee. The Appili Termination Fee is recorded in general and administrative expenses.

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

Sixth Amendment to Amended and Restated Merger Agreement

On August 26, 2025, the Company, Adicure, Inc., and Evofem entered into Amendment No. 6 to the Amended and Restated Merger Agreement(“Amendment No. 6”),in order to (i) amend Sections 1.5 and 3.1(b)(ii) to update the definition of “Unconverted Company Preferred Stock “to include Series G-1 Preferred Stock of Evofem; (ii) amend Section 1.6 to update the definition of “Company Shareholder Approval “to include (a) the outstanding shares of Evofem common stock (including all Evofem preferred stock on the basis and to the extent it is permitted to so vote) entitled to vote thereon, and (b) each series of the unconverted Evofem preferred stock; (iii) amend Section 6.23 to clarify that Evofem will assist in obtaining Exchange Agreements (as defined in the Amended and Restated Merger Agreement) to exchange Evofem convertible notes and purchase rights for an aggregate of not more than 89,021 shares of the Company’s preferred stock from the applicable Evofem shareholders; (iv) amend Section 7.2(j) to change the number of dissenting shares to no more than 5,932,818 shares of common stock or 202 shares of preferred stock; (v) add a new Section 7.2(k) to require waivers from each holder of Evofem’s Series E-1 Convertible Preferred Stock, with respect to the last sentence of Section 2, the entirety of Section 6, any price adjustment provisions that may be triggered under Section 8(a)(ii), Section 12(c) and Section 12(d) of the Evofem Series E-1 Certificate of Designations; and (vi)to replace in its entirety, the Certificate of Designation included as Exhibit C to the Amended and Restated Merger Agreement. See Note 14 for the current status of the Evofem transaction.

NOTE 11 – STOCKHOLDERS’ EQUITY

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

On November 3, 2025, the Company effectuated a 1-for-113 reverse stock split (the “November 2025 Reverse Split”). The Company’s stock began trading on a split-adjusted basis effective on the Nasdaq Stock Market on November 3, 2025. There was no change to the number of authorized shares of the Company’s common stock. All share amounts referenced in this report are adjusted to reflect the November 2025 Reverse Split.

During the nine months ended September 30, 2024, the Company issued 1 share of common stock as part of the MDNA asset purchase agreement. During the nine months ended September 30, 2024, the Company issued 1 share of common stock as part of a settlement agreement.

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

During the nine months ended September 30, 2025, the Company sold 20,166 ATM Shares at an average price of $439.07 per share under the ATM. The sale of the ATM Shares generated net proceeds of approximately $8,854,370 after paying fees and expenses.

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

In January 2025, the Company issued a total of 409 shares to the ELOC Investor in connection with $2,250,000 in commitment fees as defined in the ELOC Purchase Agreement.

During the nine months ended September 30, 2025, the Company sold 28,320 shares at an average price of $651.11 per share under the ELOC Purchase Agreement. The sale of shares generated net proceeds of approximately $18,439,512 after paying fees and expenses.

Preferred Stock

The Company is authorized to issue 3,000,000 shares of preferred stock, par value $0.001 per share. There were 29,104 and 35,758 shares of preferred stock outstanding as of September 30, 2025 and December 31, 2024, respectively.

All series of the Company’s convertible preferred stock include alternate conversion provisions. The Company’s convertible preferred stock also contains floor pricing provisions; the Company has the discretion to issue shares below the floor price.

Aditxt Preferred Share Class	Quantity Issued and Outstanding as of September 30, 2025	Standard Conversion Common Stock Equivalent	Liquidation Amount
Series A Preferred Stock	-	-	$-
Series A-1 Convertible Preferred Stock[1]	21,803	22	27,253,448
Series B Preferred Stock	-	-	-
Series B-1 Convertible Preferred Stock	2,689	3	3,361,250
Series B-2 Convertible Preferred Stock	2,625	3	3,281,250
Series C Preferred Stock	-	-	-
Series C-1 Convertible Preferred Stock[1]	1,987	1	2,484,137
Series D-1 Preferred Stock	-	-	-
Total Adit Preferred Shares Outstanding	29,104	29	$36,380,085

[1]	Quantity issued and outstanding as of September 30, 2025, includes the additional shares classified as mandatorily redeemable in the consolidated balance sheets.

Series A-1 Convertible Preferred Stock Redemptions

During the nine months ended September 30, 2025, the Company redeemed approximately 268 shares of Series A-1 Convertible Preferred Stock for $308,000.

In connection with the May Purchase Agreement, the Company applied $1,079,047 of the gross proceeds of the ATM and ELOC as a payable to redeem approximately 939 of the Series A-1 Preferred Shares in a mandatory redemption. (Note 8)

Series C-1 Convertible Preferred Stock Redemptions

For the nine months ended September 30, 2025, the Company redeemed approximately 6,385 shares of Series C-1 Convertible Preferred Stock for $7,343,702. As of the date of this report, the Company has an outstanding redemption payable of 1,987 shares Series C-1 Convertible Preferred Stock of $2,285,407.

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

During the nine months ended September 30, 2025 and 2024, the Company granted no new options.

The Company recognizes option forfeitures as they occur, as there is insufficient historical data to accurately determine future forfeitures rates.

The following is an analysis of the stock option grant activity under the Plan:

Vested and Nonvested Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2024	61	$5,016,649,078.67	6.10
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	(6)	22,607,533,333.33	-
Outstanding September 30, 2025	55	$3,097,643,523.64	5.98

Nonvested Stock Options	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2024	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested on September 30, 2025	-	$-

As of September 30, 2025 there were 55 exercisable options; these options had a weighted average exercise price $3,097,643,523.64.

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

During the nine months ended September 30, 2025 and 2024, Pearsanta granted no new options under the Pearsanta 2023 Plan.

The following is an analysis of the stock option grant activity under the Pearsanta Plans:

Vested and Nonvested Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2024	181,227	$1.19	8.84
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	-	-	-
Rounding in connection with Reverse Split	-	-	-
Outstanding September 30, 2025	181,227	$1.19	8.09

Nonvested Stock Options	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2024	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested on September 30, 2025	-	$-

As of September 30, 2025, there were 181,227 exercisable options; these options had a weighted average exercise price $1.19.

The Company recognized stock-based compensation expense related to all options granted and vesting expense of $0 during the three months ended September 30, 2025. The Company recognized stock-based compensation expense related to all options granted and vesting expense of $0 during the nine months ended September 30, 2025. The remaining value to be expensed is $0 as of September 30, 2025. The weighted average vesting term is 0 years as of September 30, 2025.

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

Warrants

For the year ended December 31, 2024, the fair value of each warrant granted was estimated using the assumption and/or factors in the Black-Scholes Model as follows:

Exercise price	$226.00
Expected dividend yield	0%
Risk free interest rate	3.75%
Expected life in years	1.0
Expected volatility	190%

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

The Company recognizes warrant forfeitures as they occur, as there is insufficient historical data to accurately determine future forfeitures rates.

A summary of warrant issuances are as follows:

Vested and Nonvested Warrants	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2024	80	$2,447,098,638.36	4.51
Granted	5,310	226.00	1.98
Exercised	-	-	-
Expired or forfeited	(11)	125,294,400,000	-
Outstanding September 30, 2025	5,379	$12,988,747.56	1.75

Nonvested Warrants	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2024	-	$-
Granted	5,310	226.00
Vested	(5,310)	226.00
Forfeited	-	-
Nonvested on September 30, 2025	-	$-

The Company recognized stock-based compensation expense related to all warrants granted and vesting expense of $0 during the three months ended September 30, 2025. The Company recognized stock-based compensation expense related to all options granted and vesting expense of $473,311 during the nine months ended September 30, 2025. The remaining value to be expensed is $0 as of September 30, 2025. The weighted average vesting term is 0 years as of September 30, 2025.

NOTE 12 – INCOME TAXES

The Company has incurred losses since inception. During the nine months ended September 30, 2025, the Company did not provide any provision for income taxes as the Company incurred losses during such period. The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. In assessing the need for a valuation allowance, the Company has considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, the Company has recorded a full valuation allowance for its net deferred tax assets as of September 30, 2025.

As of September 30, 2025, the Company did not have any amounts recorded pertaining to uncertain tax positions.

NOTE 13 – SEGMENT REPORTING

The Company operates in one operating segment, and therefore one reportable segment, and is focused on the discovery and development of biopharmaceutical products. The Company’s business activities are managed on a consolidated basis through the development and potential commercialization of biopharmaceutical products, which are aimed at the global market in the event that products are successful in receiving regulatory approvals. Our determination that we operate as a single operating segment is consistent with the financial information regularly reviewed by the chief operating decision makers for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. Our chief operating decision makers are the Chief Executive Officer and Chief Financial Officer.

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

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated all significant events or transactions that occurred through November 17, 2025, the date these consolidated financial statements were available to be issued.

ATM Activity

For the period beginning October 1, 2025 through the date of this report, the Company sold 37,489 shares at an average price of $40.25 per share under the ATM. The sale of shares generated gross proceeds of approximately $1,509,102 after paying fees and expenses.

ELOC Activity

For the period beginning October 1, 2025 through the date of this report, the Company sold 412,995 shares at an average price of $18.88 per share under the ELOC. The sale of shares generated net proceeds of approximately $7,797,606 after paying fees and expenses.

Series A-1 Preferred Stock Redemptions

For the period beginning October 1, 2025 through the date of this report, the Company redeemed approximately 261 shares of Series A-1 Convertible Preferred Stock for $299,998.

Series C-1 Preferred Stock Redemptions

For the period beginning October 1, 2025 through the date of this report, the Company redeemed approximately 739 shares of Series C-1 Convertible Preferred Stock for $850,112.

Evofem Termination

On October 20, 2025, Aditxt received from Evofem a notice of termination of the parties’ Merger Agreement. In the notice, Evofem cites Section 8.1(b)(ii) (the end date having passed) and Section 8.1(b)(iv) (failure to obtain shareholder approval at the October 20, 2025 special meeting) as the basis for termination, effective October 20. No termination fee or other early-termination penalty is payable by Aditxt in connection with Evofem’s termination pursuant to Sections 8.1(b)(ii) and 8.1(b)(iv). The Company retains its holdings of Evofem F-1 Preferred Stock and Evofem Warrants.

June Notes

Between October 1, 2025 and October 31, 2025, the Company paid $1,311,573 to full pay off the June Notes, inclusive of a 125% default redemption premium.

September 2025 Promissory Notes

Between October 1, 2025 and October 31, 2025, the Company paid $44,625 to fully pay off the September 2025 Promissory Notes.

August 13th Notes

Between October 1, 2025 and November 7, 2025, the Company paid $96,576 and $91,587, respectively to fully pay off the August 13th Notes.

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

For the clinical trials that are planned in Germany, Adimune has engaged with a Contract Research Organization (CRO) to manage the process, including site selection for clinical studies planned in psoriasis and type 1 diabetes. In parallel, Adimune is working with the Mayo Clinic to prepare the IND package for FDA submission and is awaiting a pre-IND meeting expected in the second quarter of this year to review the package before full submission. In May 2023, Adimune entered into a clinical trial agreement with Mayo Clinic to advance clinical studies targeting autoimmune diseases of the central nervous system (“CNS”) with the initial focus on the rare, but debilitating, autoimmune disease Stiff Person Syndrome (“SPS”). According to the National Organization of Rare Diseases, the exact incidence and prevalence of SPS is unknown; however, one estimate places the incidence at approximately one in one million individuals in the general population. Pending approval by the International Review Board and U.S. Food and Drug Administration, a human trial for SPS is expected get underway in 2026 with enrollment of 10-20 patients, some of whom may also have type 1 diabetes. ADI-100 will initially be tested for safety and efficacy.

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

License Agreement with Loma Linda University (“LLU”)

On March 15, 2018, we entered into a License Agreement with LLU, which was subsequently amended on July 1, 2020. Pursuant to the LLU License Agreement, we obtained the exclusive royalty-bearing worldwide license to all intellectual property, including patents, technical information, trade secrets, proprietary rights, technology, know-how, data, formulas, drawings, and specifications, owned or controlled by LLU and/or any of its affiliates (the “LLU Patent and Technology Rights”) and related to therapy for immune-mediated inflammatory diseases (the ADI™ technology). In consideration for the LLU License Agreement, we issued 1 share of common stock to LLU.

PEARSANTA, INC.

The best approach for cancer may be its early detection. Pearsanta is pioneering the development of molecular tests based on the mitochondrial genome to develop tests for early detection of cancer. Though further technical development and clinical validation is required to determine efficacy in multiple diseases and disease states, our management believes that the unique structural and functional characteristics of mitochondrial DNA (mtDNA), and more specifically mutated mtDNA, make mtDNA a biological system for biomarker identification, early disease detection, monitoring, risk assessment, and therapeutic targeting.

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

Pearsanta is continuing to leverage this technology to discover mitochondrial DNA based biomarkers. Though Pearsanta has no commercially available FDA or foreign regulator approved products, Pearsanta has two product candidates in development and hopes to enter the cancer screening market with these two product candidates, and if proven successful continue to discover mitochondrial DNA based biomarkers and develop a pipeline of disease screening and diagnostics tests. The current in-development products include a potential product for prostate cancer diagnosis and a potential product for the detection of endometriosis. Pearsanta has also discovered mitochondrial DNA based biomarkers, which it believes are associated with ovarian cancer and lung cancer; and Pearsanta intends to pursue the biomarker identification phase of development for pancreatic, liver, breast, stomach, esophageal, and colorectal cancers.

Licensed Technologies – AditxtScoreTM

We issued Pearsanta an exclusive worldwide sub-license (the “Exclusive Worldwide Sublicense Agreement”) for commercializing the AditxtScore™ technology which provides a personalized comprehensive profile of the immune system. AditxtScore is intended to detect individual immune responses to viruses, bacteria, peptides, drugs, supplements, bone marrow and solid organ transplants, and cancer. It has broad applicability to many other agents of clinical interest impacting the immune system, including those not yet identified such as emerging infectious agents. On September 23, 2025 the Company and Pearsanta entered in a Mutual Termination Agreement (the “Exclusive Worldwide Sublicense Termination Agreement”) to terminate the Exclusive Worldwide Sublicense Agreement. As provided in the Exclusive Worldwide Sublicense Termination Agreement, the Exclusive Worldwide Sublicense Agreement has been terminated in its entirety and all rights and obligations of the parties under the Exclusive Worldwide Sublicense Agreement have ceased.

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

Pearsanta leases a state-of-the-art facility located in Richmond VA, that is a high-complexity, CLIA-certified, and CAP-accredited laboratory equipped to accommodate rapid development and rollout of innovative laboratory tests for the clinical market. Our laboratory facility is optimized for contamination prevention including dedicated workspaces for key functions; advanced molecular biology capabilities including digital PCR, real-time PCR, automated electrophoresis with scale-up capacity and redundancy; and automated and semi-automated (robotic) processes for DNA/RNA isolation and liquid handling to achieve efficient and standardized workflows.

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

Evofem Merger Agreement and Termination

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

Sixth Amendment to Amended and Restated Merger Agreement

On August 26, 2025, the Company, Adicure, Inc., and Evofem entered into Amendment No. 6 to the Amended and Restated Merger Agreement(“Amendment No. 6”),in order to (i) amend Sections 1.5 and 3.1(b)(ii) to update the definition of “Unconverted Company Preferred Stock “to include Series G-1 Preferred Stock of Evofem; (ii) amend Section 1.6 to update the definition of “Company Shareholder Approval “to include (a) the outstanding shares of Evofem common stock (including all Evofem preferred stock on the basis and to the extent it is permitted to so vote) entitled to vote thereon, and (b) each series of the unconverted Evofem preferred stock; (iii) amend Section 6.23 to clarify that Evofem will assist in obtaining Exchange Agreements (as defined in the Amended and Restated Merger Agreement) to exchange Evofem convertible notes and purchase rights for an aggregate of not more than 89,021 shares of the Company’s preferred stock from the applicable Evofem shareholders; (iv) amend Section 7.2(j) to change the number of dissenting shares to no more than 5,932,818 shares of common stock or 202 shares of preferred stock; (v) add a new Section 7.2(k) to require waivers from each holder of Evofem’s SeriesE-1 Convertible Preferred Stock, with respect to the last sentence of Section 2, the entirety of Section 6, any price adjustment provisions that may be triggered under Section 8(a)(ii), Section 12(c) and Section 12(d) of the Evofem Series E-1 Certificate of Designations; and (vi)to replace in its entirety, the Certificate of Designation included as Exhibit C to the Amended and Restated Merger Agreement.

Evofem Termination

On October 20, 2025, Aditxt received from Evofem a notice of termination of the parties’ Merger Agreement. In the notice, Evofem cites Section 8.1(b)(ii) (the end date having passed) and Section 8.1(b)(iv) (failure to obtain shareholder approval at the October 20, 2025 special meeting) as the basis for termination, effective October 20. No termination fee or other early-termination penalty is payable by Aditxt in connection with Evofem’s termination pursuant to Sections 8.1(b)(ii) and 8.1(b)(iv). The Company retains its holdings of Evofem F-1 Preferred Stock and Evofem Warrants.

Our Team

We have assembled a team of experts from a variety of scientific fields and commercial backgrounds, with many years of collective experience that ranges from founding startup biotech companies, to developing and marketing biopharmaceutical products, to designing clinical trials, and to managing private and public companies.

Going Concern

We were incorporated on September 28, 2017 and have not generated significant revenues to date. During the nine months ended September 30, 2025 we had a net loss of $37,555,792 and cash of $163,041 as of September 30, 2025.

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

Financial Results

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Our condensed consolidated financial statements as of September 30, 2025, show a net loss of $37,555,792. We expect to incur additional net expenses over the next several years as we continue to maintain and expand our existing operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

Results of Operations

Results of operations for the three months ended September 30, 2025 and 2024

We generated revenue of $748 and $6,854 for the three months ended September 30, 2025 and 2024, respectively. Cost of goods sold for the three months ended September 30, 2025 and 2024 was $732 and $467,536, respectively. The decrease in revenue and costs of goods sold during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was due to a decrease in AditxtScoreTM orders due to decreased COVID testing being done.

During the three months ended September 30, 2025, we incurred a loss from operations of $3,140,630. This is due to general and administrative expenses of $2,462,561, which includes approximately $963,485 in payroll expenses and $404,504 in professional fees. Research and development expenses were $672,045 which includes $127,469 in consulting expenses. Sales and marketing expenses were $6,040.

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

The decrease in expenses during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was due to decreased general and administrative spend.

During the three months ended September 30, 2025, the Company had other expenses of $21,067,039. This was primarily comprised of a loss on the impairment of the Evofem notes receivable of $350,000, a loss on the change in the fair value of the Evofem F-1 preferred stock of $23,001,919, and a gain on the change in the fair value of the Evofem warrants of $2,511,781.

During the three months ended September 30, 2024, the Company had other expenses of $2,279,275. This was primarily comprised of an interest expense of $570,114 and an amortization of debt discount of $1,709,537.

Results of operations for the nine months ended September 30, 2025 and 2024

We generated revenue of $2,770 and $130,810 for the nine months ended September 30, 2025 and 2024, respectively. Cost of goods sold for the nine months ended September 30, 2025 and 2024 was $2,471 and $556,469, respectively. The decrease in revenue and costs of goods sold during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was due to a decrease in AditxtScoreTM orders due to decreased COVID testing being done.

During the nine months ended September 30, 2025, we incurred a loss from operations of $14,901,140. This is due to general and administrative expenses of $11,849,871, which includes approximately $3,042,658 in payroll expenses and $4,994,013 in professional fees. Research and development expenses were $2,645,577 which includes $842,682 in consulting expenses. Sales and marketing expenses were $405,991.

During the nine months ended September 30, 2024, we incurred a loss from operations of $22,212,665. This is due to general and administrative expenses of $11,502,097, which includes approximately $2,949,534 in payroll expenses, $3,805,023 in professional fees, and $28,668 in stock-based compensation. Research and development expenses were $10,190,978, which includes $1,282,505 in consulting expenses and $6,712,663 in stock-based compensation. Sales and marketing expenses were $94,731.

The decrease in expenses during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was due to decreased research and development spend.

During the nine months ended September 30, 2025, the Company had other expenses of $22,654,652. This was primarily comprised of a loss on the impairment of the Evofem notes receivable of $350,000, a loss on the change in the fair value of the Evofem F-1 preferred stock of $23,001,919, a gain on the change in the fair value of the Evofem warrants of $2,448,570, and an amortization of debt discount of $1,646,697.

During the nine months ended September 30, 2024, the Company had other expenses of $7,260,221. This was primarily comprised of an interest expense of $4,150,727 and an amortization of debt discount of $2,901,955.

Liquidity and Capital Resources

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2025, we had an accumulated deficit of $205,107,091. We had working capital of $(20,238,149) as of September 30, 2025. During the nine months ended September 30, 2025, we purchased zero dollars in fixed assets.

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

Contractual Obligations

The following table shows our contractual obligations as of September 30, 2025:

	Payment Due by Year
	Total	2025	2026
Lease	$603,308	$179,378	$423,930

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

Recent Developments

See Note 14 – Subsequent Event to the accompanying condensed consolidated financial statements for a description of material recent developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have not materially changed since the Company determined that we did not maintain effective internal controls over financial reporting and the following weaknesses still exist as of September 30, 2025.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company was incorporated on September 28, 2017 and through the date of this report has generated no significant revenues. For the years ended December 31, 2024 and 2023, the Company had a net loss of $34,446,486 and $32,390,447, respectively. Our condensed consolidated financial statements as of September 30, 2025, show a net loss of $37,555,792. Our cash and cash equivalents were approximately $163,041 as of September 30, 2025. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available, we may be forced to discontinue operations, which would cause investors to lose their entire investment.

We are currently over 90 days past due on a significant amount of vendor obligations. We may not be able to refinance, extend or repay our substantial indebtedness owed to our secured and unsecured lenders, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

As of September 30, 2025, we have approximately $11.6 million in accounts payable with approximately $9.1 million that is over 90 days past due. If we are unable to repay these amounts, as well as our existing debt obligations at maturity, and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default, our secured lenders would have the right to exercise their rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business, and we would likely be forced to seek bankruptcy protection.

A significant number of shares of our common stock may be issued and sold upon the exercise of outstanding options, warrants, and upon the conversion of the Company’s convertible preferred stock.

As of September 30, 2025, there were 55 shares of common stock issuable under outstanding options, 5,379 shares of common stock issuable upon exercise of outstanding warrants at various exercise prices and approximately 3,144 shares of common stock reserved for issuance upon the standard conversion of outstanding convertible preferred stock. To the extent that holders of existing options, warrants or convertible preferred stock sell the shares of common stock issued upon the exercise of options or warrants or conversion of the convertible preferred stock, the market price of our common stock may decrease due to the additional selling pressure in the market. The risk of dilution from issuances of shares of common stock underlying existing options, warrants and convertible preferred stock may cause shareholders to sell their common stock, which could further decline in the market price.

Our obligations to certain of our creditors are secured by security interests in our assets, so if we default on those obligations, our creditors could foreclose on some or all of our assets.

Our obligations to certain of our creditors are secured by security interests in our assets. As of September 30, 2025, approximately $4.4 million was owed to such secured creditors. Under such agreements, we are required to pay $277,800 on a weekly basis to such creditors. If we default on our obligations under these agreements, our secured creditors could foreclose on its security interests and liquidate some or all of these assets, which would harm our financial condition and results of operations and would require us to reduce or cease operations and possibly seek Bankruptcy Protection.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the nine months ended September 30, 2025, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Amendment to Certificate of Incorporation of Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 31, 2025).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is formatted as Inline XBRL and contained in the Exhibit 101 XBRL Document Set).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aditxt, Inc.

Date: November 17, 2025	By:	/s/ Amro Albanna
Amro Albanna
Chief Executive Officer (Principal Executive Officer)

Date: November 17, 2025	By:	/s/ Thomas J. Farley
Thomas J. Farley
Chief Financial Officer (Principal Financial and Accounting Officer)