Form 10-K
period 2025-12-31
Aditxt, Inc.
filed 2026-03-31
CIK 1726711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2025, based on a closing price of $1,157.12 was approximately $4,316,100.

As of March 30, 2026, the registrant had 904,469 and 904,468 shares of common stock, $0.001 par value per share, issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None

ADITXT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

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

ii

PART I

Item 1. Business.

Overview and Mission

We believe the world needs—and deserves—a new approach to innovation that harnesses the power of large groups of stakeholders who work together to ensure that the most promising innovations reach people who need them most.

We were incorporated in the State of Delaware on September 28, 2017, and our headquarters are in Mountain View, California. The Company was founded with a mission of redefining how health innovations are discovered, developed, and deployed—transforming a highly centralized industry into a socially owned and guided ecosystem to advance human well-being. The socialization of innovation through engaging stakeholders in every aspect of it, is key to transforming more innovations, more rapidly, and more efficiently.

At inception, the first innovation we took on was an immune modulation technology titled ADI/Adimune with a focus on prolonging life and enhancing life quality of patients that have undergone organ transplants. Since then, we expanded our portfolio of innovations and subsidiaries, and we continue to evaluate a variety of promising health innovations.

ADIMUNE™, INC. Subsidiary

Formed in January 2023, Adimune™, Inc. (“Adimune”) is focused on leading our immune modulation therapeutic programs. Adimune’s proprietary immune modulation product, Apoptotic DNA Immunotherapy™ (ADI™), utilizes a novel approach that mimics the way our bodies naturally induce tolerance to our own tissues. It includes two DNA molecules designed to deliver signals to induce tolerance. ADI-100, the first product candidate based on the ADI platform, is designed to tolerize against an antigen known as glutamic acid decarboxylase (“GAD”), which is implicated in type-1 diabetes (T1D), psoriasis, and in many autoimmune diseases of the CNS and has been successfully tested in several preclinical models (e.g., skin grafting, psoriasis, and T1D).

All preclinical studies for ADI-100 have been completed providing several data points supporting the potential effectiveness of ADI-100 in restoring durable tolerance as illustrated in 10-month studies in prevention and treatment of T1D in nonclinical animal models. Preclinical safety and toxicology studies have shown absence of drug toxicity, no antibody formation to the drug product, and a lack of persistence in all organs evaluated except the skin (at the injection site). Furthermore, Adimune has demonstrated in three separate preclinical studies that ADI-100 does not impair the responsiveness of the immune system to combat infection, cancer, or the tumor fighting capabilities of checkpoint inhibitors.

Good Manufacturing Practices (GMP) clinical-grade drug substances have been successfully manufactured by a qualified contract manufacturer. The clinical grade drug substances are now being prepared for shipment to another contract manufacturer to be formulated into the final drug product in preparation for stability testing and use in the clinical trials pending required regulatory submissions. Lastly, one remaining drug product release stability assay specifically designed for ADI-100 is in the final stages of qualification to be used once the final drug product is ready.

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

For the clinical trials that are planned in Germany, Adimune has engaged with a Contract Research Organization (CRO) to manage the process, including site selection for clinical studies planned in psoriasis and T1D. In parallel, Adimune is working with the Mayo Clinic to prepare the IND package for FDA submission and is awaiting a pre-IND meeting expected in the second quarter of this year to review the package before full submission. In May 2023, Adimune entered into a clinical trial agreement with the Mayo Clinic to advance clinical studies targeting autoimmune diseases of the central nervous system (“CNS”) with the initial focus on the rare, but debilitating, autoimmune disease Stiff Person Syndrome (“SPS”). According to the National Organization of Rare Diseases, the exact incidence and prevalence of SPS is unknown; however, one estimate places the incidence at approximately one in one million individuals in the general population. Pending approval by the International Review Board and U.S. Food and Drug Administration, a human trial for SPS is expected to get underway in 2026 with enrollment of 10-20 patients, some of whom may also have T1D. In these studies, the primary readouts for ADI-100 will be safety and tolerability as well as clinical and immunological signals of tolerance induction.

Background

The discovery of immunosuppressive (anti-rejection and monoclonal antibodies) drugs over the past 40 years has made possible life-saving organ transplantation procedures and blocking of unwanted immune responses in autoimmune diseases. However, immune suppression leads to significant undesirable side effects, such as increased susceptibility to life-threatening infections and cancers, because it indiscriminately and broadly suppresses immune function throughout the body. While the use of these drugs has been justifiable because they prevent or delay organ rejection, their use for treatment of autoimmune diseases and allergies may not be widely acceptable because of the aforementioned side effects. Furthermore, often transplanted organs ultimately fail despite the use of immune suppression, and about 40% of transplanted organs survive no more than five years.

Through Aditxt, Adimune has the right to the exclusive worldwide license for commercializing ADI nucleic acid-based technology from Loma Linda University. ADI has been designed to use a novel approach that mimics the way the body naturally induces tolerance to our own tissues (“therapeutically induced immune tolerance”). While immune suppression requires continuous administration to prevent rejection of a transplanted organ, induction of tolerance has the potential to retrain the immune system to accept the organ for longer periods of time. ADI may potentially allow patients to live with transplanted organs with significantly reduced need for immune suppression. ADI is a technology platform which we believe can be engineered to address a wide variety of indications.

Advantages

ADI™ is a nucleic acid-based technology (e.g., DNA-based), which we believe selectively suppresses only those immune cells involved in attacking (in autoimmune diseases) or rejecting self (in transplanted tissues and organs). It does so by tapping into the body’s natural process of cell turnover (i.e., apoptosis) to retrain the immune system to stop unwanted attacks on self or transplanted tissues. Apoptosis is a natural process used by the body to clear dying cells and to allow recognition and tolerance to self-tissues. ADI triggers this process by enabling the cells of the immune system to recognize the targeted tissues as “self.” Conceptually, it is designed to retrain the immune system to accept the tissues, similar to how natural apoptosis reminds our immune system to be tolerant to our own “self” tissues.

While various groups have promoted tolerance through cell therapies and ex vivo manipulation of patient cells (i.e., conducted outside the body), to our knowledge, we will be unique in our approach of using in-body induction of apoptosis to promote tolerance to specific tissues. In addition, ADI treatment itself will not require additional hospitalization but only an injection of minute amounts of the therapeutic drug into the skin.

Moreover, preclinical studies have demonstrated that ADI treatment significantly and substantially prolongs graft survival, in addition to successfully “reversing” other established immune-mediated inflammatory processes.

License Agreement with Loma Linda University (“LLU”)

On March 15, 2018, we entered into a License Agreement with LLU, which was subsequently amended on July 1, 2020. Pursuant to the LLU License Agreement, we obtained the exclusive royalty-bearing worldwide license to all intellectual property, including patents, technical information, trade secrets, proprietary rights, technology, know-how, data, formulas, drawings, and specifications, owned or controlled by LLU and/or any of its affiliates (the “LLU Patent and Technology Rights”) and related to therapy for immune-mediated inflammatory diseases (the ADI™ technology). In consideration of the LLU License Agreement, we issued 1 share of common stock to LLU.

PEARSANTA, INC. Subsidiary

The best approach for addressing cancer may be its early detection. Pearsanta is pioneering the development of molecular tests based on the mitochondrial DNA (mtDNA) to develop tests for early detection of cancer. Though further technical development and clinical validation is required to determine efficacy in multiple diseases and disease states, our management believes that the unique structural and functional characteristics of mtDNA, and more specifically mutated mtDNA, render it a biological system suitable for biomarker identification, early disease detection, monitoring, risk assessment, and therapeutic targeting.

Pearsanta acquired the assets of MDNA Life Sciences, Inc. on January 4, 2024. Through the acquisition of these assets, and in particular the Mitomic® Technology platform, patents, and intellectual property, our management believes that Pearsanta is well positioned for research and discovery of mtDNA-based biomarkers, and though untested and requiring clinical validation, the development and commercial application of mtDNA-based biomarkers for a wide spectrum of human diseases.

Pearsanta is continuing to leverage this technology to discover mtDNA-based biomarkers. Though Pearsanta has no commercially available FDA or foreign regulatory approved products, Pearsanta has two product candidates in development and hopes to enter the cancer screening market with these two product candidates, and if proven successful continue to discover additional mtDNA-based biomarkers and develop a pipeline of disease screening and diagnostics tests. The current in-development products include a potential product for prostate cancer diagnosis and a potential product for the detection of endometriosis. Pearsanta has also discovered mtDNA-based biomarkers, which it believes are associated with ovarian cancer and lung cancer; and Pearsanta intends to pursue the biomarker identification phase of development for pancreatic, liver, breast, stomach, esophageal, and colorectal cancers.

Licensed Technologies – AditxtScoreTM

We issued Pearsanta an exclusive worldwide sub-license (the “Exclusive Worldwide Sublicense Agreement”) for commercializing the AditxtScore™ technology which provides a personalized comprehensive profile of the immune system. AditxtScore is intended to detect individual immune responses to viruses, bacteria, peptides, drugs, supplements, bone marrow and solid organ transplants, and cancer. It has broad applicability to many other agents of clinical interest impacting the immune system, including those not yet identified such as emerging infectious agents. On September 23, 2025, the Company and Pearsanta entered in a Mutual Termination Agreement (the “Exclusive Worldwide Sublicense Termination Agreement”) to terminate the Exclusive Worldwide Sublicense Agreement. As provided in the Exclusive Worldwide Sublicense Termination Agreement, the Exclusive Worldwide Sublicense Agreement has been terminated in its entirety and all rights and obligations of the parties under the Exclusive Worldwide Sublicense Agreement have ceased. A non-exclusive licensing agreement has been granted by Aditxt to Pearsanta as of December 30, 2025 for the use of the technology for evaluating levels of antibodies and neutralizing antibodies to SARS-CoV-2, which are currently available in use by the CLIA/CAP facility in Richmond, VA.

Advantages

The advantages of the AditxtScore technology include the following:

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

License Agreement with Leland Stanford Junior University (“Stanford”)

On February 3, 2020, we entered into an exclusive license agreement (the “February 2020 License Agreement”) with Stanford with regard to a patent concerning a method for detection and measurement of specific cellular responses. Pursuant to the February 2020 License Agreement, we received an exclusive worldwide license to Stanford’s patent with regard to use, import, offer, and sale of Licensed Products (as defined in the agreement). The license to the patented FlowSpot technology is exclusive, including the right to sublicense, beginning on the effective date of the agreement, and ending when the patent expires. Under the exclusivity agreement, we acknowledged that Stanford had already granted a non-exclusive license in the Nonexclusive Field of Use, under the Licensed Patents in the Licensed Field of Use in the Licensed Territory (as those terms are defined in the “February 2020 License Agreement”). However, Stanford agreed not to grant further licenses under the Licensed Patents in the Licensed Field of Use in the Licensed Territory. On December 29, 2021, we entered into an amendment to the February 2020 License Agreement which extended our exclusive right to license the technology and securing worldwide exclusivity in all fields of use of the licensed technology.

 AditxtScore and FlowSpot have been designed to enable individuals and their healthcare providers to understand, manage and monitor their immune profiles and to stay informed about attacks on or by their immune system. We believe these platforms can also assist the medical community and individuals in anticipating the immune system’s potential response to viruses, bacteria, allergens, and foreign tissues such as transplanted organs. These technologies may be able to serve as tools allowing for more time to respond appropriately. Their advantages include the ability to provide simple, rapid, accurate, high throughput assays that can be multiplexed to determine immune status with respect to several factors simultaneously, in approximately 3-16 hours. In addition, they can determine and differentiate between distinct types of cellular and humoral immune responses (e.g., T and B cells and other cell types). The FlowSpot technology can also provide simultaneous monitoring of cell activation and levels of cytokine release (i.e., cytokine storms).

In collaboration with its partners, the platforms underlying AditxtScore and FlowSpot are being further evaluated for evaluating the immune status of individuals including those with hypersensitivity to certain antigens (e.g., patients with autoimmunity). These tests may become tools that can monitor dynamic changes after administration of immunotherapies designed to tolerize to these target antigens.

 Technologies – Mitomic® Technology Platform

In January 2024, Pearsanta acquired the assets comprising our Mitomic® Technology platform from MDNA Life Sciences Inc. This platform seeks to harness the unique properties of mitochondrial DNA (“mtDNA”) to detect disease through non-invasive, blood-based liquid biopsies. Though further technical development and clinical validation is required to determine efficacy in multiple diseases and disease states, our management believes that the unique structural and functional characteristics of mtDNA, and more specifically mutated mtDNA, make mtDNA a biological system suitable for biomarker identification, early disease detection, monitoring, risk assessment, and therapeutic targeting.

Pearsanta plans to license distribution rights through various agreements with U.S.-based and international business partners to commercialize our Mitomic® Technology, should Mitomic® tests be successfully developed and successfully approved by the FDA, or a foreign regulator or other relevant regulatory agency. We believe our biomarker portfolio covers many high-clinical need cancers, with potential applications outside oncology.

Pearsanta leases a state-of-the-art facility located in Richmond VA, that is a high-complexity, CLIA-certified, CAP-accredited and NYS CLEP-approved laboratory equipped to accommodate rapid development and rollout of innovative laboratory tests for the clinical market. Our laboratory facility is optimized for contamination prevention including dedicated workspaces for key functions; advanced molecular biology capabilities including digital PCR, real-time PCR, automated electrophoresis with scale-up capacity and redundancy; and automated and semi-automated (robotic) processes for DNA/RNA isolation and liquid handling to achieve efficient and standardized workflows.

Our Mitomic® Products and Product Candidates

The Mitomic® Technology targets mutations in mtDNA to detect disease. Every human cell is home to multiple copies of mtDNA, some of which become mutated beyond repair when cells are stressed by diseases such as cancer. Though further technical development and clinical validation is required to determine utility, Mitomic® tests are being designed to detect this mutated DNA, which can accumulate from the very early stages of a disease. If the development of Mitomic® tests is successful and if Mitomic® tests can achieve their still unproven objective of early disease detection, our Mitomic® Technology presents an opportunity to detect disease before it presents clinically.

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

To date, the Mitomic® Technology biomarker discoveries have identified numerous biomarker targets from the in-silico database, and we plan to use these biomarker targets in our various assay development programs.

Mitomic® Prostate Test (MPT™) is currently in development and is being designed as a blood-based assay that quantifies the level of the 3.4kb mtDNA deletion. Published analytical data for the 3.4kb mtDNA deletion associated with prostate cancer, suggests the 3.4kb mtDNA deletion may be able to identify clinically significant prostate cancer for men in the prostate-specific antigen (PSA) grey zone (PSA < 10ng/ml) and if proven through ongoing clinical study, the 3.4kb mtDNA deletion may be able to aid in the decision to biopsy. Some of the significant clinical challenges that have not been met for prostate cancer are that up to 50% of men will be ‘over’ diagnosed with cancer that never harms them and the risks associated with treatment of low-grade cancers (≤ Gleason 6) appear to outweigh the benefits –e.g. urinary incontinence, erectile dysfunction. 1 NIH National Cancer Institute reports this number is even higher at ~ 75% based on 5-year survival rates. Seer database (https://seer.cancer.gov/statfacts/html/prost.html).

Mitomic® Prostate Test (MPT™) is in development and is being designed with the following objectives:

●	Simple – The test is expected to be completed using a patient’s blood sample and is not expected to require an algorithm.

●	Provide New Information – If ongoing clinical studies support the published analytical data for the 3.4kb mtDNA deletion, healthcare providers will be provided with new information related to clinically significant prostate cancer – independent of PSA, age, and family history.

Mitomic Endometriosis Test (MET™) is currently in development and is being designed as a blood-based assay that quantifies the level of one or more mtDNA deletions which published analytical data suggest are associated with endometriosis – a condition affecting approximately 1 in 10 women according to Endometriosis World and the World Health Organization. The MET is intended for use in females of child-bearing age who present symptoms of endometriosis to determine whether medical or surgical intervention is warranted.

Endometriosis occurs when the tissue of the uterus (endometrium) grows in areas where it does not belong, most often on the ovaries, fallopian tubes, outer surface of the uterus, and tissues holding the uterus, but can be found almost anywhere in the body. Endometriosis is challenging to identify, and on average takes ten years to diagnose, and when patients are finally diagnosed, greater than 90% have moderate to severe symptoms.

Technologies – Adductomics Technology

On March 21, 2025, Pearsanta acquired certain patents related to the detection and analysis of DNA adducts. DNA adducts are chemically modified nucleotides that result from exposure to carcinogens and other damaging agents, serving as early indicators of genomic instability and increased cancer risk. The technology includes proprietary mass-tag enhancements designed to improve the sensitivity and specificity of DNA adduct detection across a full genomic landscape.

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

ADIVIR™ INC. Subsidiary

Formed in April 2023, Adivir™, Inc. (“Adivir”) is a wholly owned subsidiary of Aditxt, Inc., dedicated to advancing the clinical and commercial development of innovative products intended to address significant unmet needs in infectious disease and population health.

Adivir is focused on building a portfolio of antiviral and other antimicrobial solutions designed to target life-threatening viral infections and emerging pathogens. Its strategic objective is to identify, develop, and commercialize therapeutic candidates that have the potential to improve treatment access and outcomes in areas where existing options are limited or inadequate.

We believe the global healthcare landscape underscores the critical importance of strengthening antiviral preparedness and accelerating development of both novel and repurposed therapeutic solutions. Through Adivir, the Company seeks to contribute to addressing the ongoing and evolving challenges posed by infectious diseases worldwide.

ADIFEM, INC. Subsidiary

Adifem, Inc. (“Adifem”), f/k/a Adicure, Inc., was formed in April of 2024 connection with Aditxt’s planned strategic expansion into women’s health through its proposed acquisition of Evofem Biosciences. Adifem is a wholly owned subsidiary of the Company dedicated to advancing innovative solutions that address critical unmet needs in women’s health.

Although we are no longer pursuing the acquisition of Evofem Biosciences, our commitment to women’s health reflects a broader strategic objective to invest in therapeutic areas where there are significant unmet medical need and opportunity for meaningful patient impact. We believe that empowering women with innovative, science-driven solutions remains an important and timely priority in global healthcare.

Evofem Merger Agreement and Termination

On December 11, 2023 (the “Execution Date”), Aditxt, Inc., a Delaware corporation (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Adifem, a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”) and Evofem Biosciences, Inc., a Delaware corporation (“Evofem”), pursuant to which, Merger Sub will be merged into and with Evofem (the “Merger”), with Evofem surviving the Merger as a wholly owned subsidiary of the Company.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) all issued and outstanding shares of common stock, par value $0.0001 per share of Evofem (“Evofem Common Stock”), other than any shares of Evofem Common Stock held by the Company or Merger Sub immediately prior to the Effective Time, will be converted into the right to receive an aggregate of 8 shares of the Company’s common stock, par value $0.001 per share; and (ii) all issued and outstanding shares of Series E-1 Preferred Stock, par value $0.0001 of Evofem (the “Evofem Unconverted Preferred Stock”), other than any shares of Evofem Unconverted Preferred Stock held by the Company or Merger Sub immediately prior to the Effective Time, will be converted into the right to receive an aggregate of 2,327 shares of Series A-1 Convertible Preferred Stock, par value $0.001 of the Company (the “Company Preferred Stock”), having such rights, powers, and preferences set forth in the form of Certificate of Designation of Series A-1 Convertible Preferred Stock.

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

Amendments to Article VI: Covenants and Agreement

Article VI of the Merger Agreement is amended to:

●	reinstate the Merger Agreement, as amended by the Fourth Amendment, as if never terminated;

●	reflect the Company’s payment to Evofem, in the amount of $1,000,000 (the “Initial Payment”), via wire initiated by May 2, 2024;

●	delete Section 6.3, which effectively eliminates the “no shop” provision, and the several defined terms used therein;

●	add a new defined term “Company Change of Recommendation;” and

●	revise section 6.10 of the Merger Agreement such that, after the Initial Payment, and upon the closing of each subsequent capital raise by the Company (each a “Parent Subsequent Capital Raise”), the Company shall purchase that number of shares of Evofem’s Series F-1 Preferred Stock, par value $0.0001 per share (the “Series F-1 Preferred Stock”), equal to forty percent (40%) of the gross proceeds of such Parent Subsequent Capital Raise divided by 1,000, up to a maximum aggregate amount of $2,500,000 or 2,500 shares of Series F-1 Preferred Stock. A maximum of $1,500,000 shall be raised prior to September 17, 2024, and $1,000,000 prior to July 1, 2024 (the “Parent Capital Raise”).

Amendments to Article VIII: Termination

Article VIII of the Merger Agreement is amended to:

●	extend the date after which either party may terminate from May 8, 2024 to July 15, 2024;

●	revise Section 8.1(d) in its entirety to allow Company to terminate at any time after there has been a Company Change of Recommendation, provided that Aditxt must receive ten day written notice and have the opportunity to negotiate a competing offer in good faith; and

●	amend and restate Section 8.1(f) in its entirety, granting the Company the right to terminate the agreement if (a) the full $1,000,000 Initial Payment required by the Fourth Amendment has not been paid in full by May 3, 2024 (b) $1,500,000 of the Parent Capital Raise Amount has not been paid to the Company by June 17, 2024, (c) $1,000,000 of the Parent Capital Raise Amount has not been paid to the Company by July 1, 2024, or (d) Aditxt does not pay any portion of the Parent Equity Investment within five calendar days after each closing of a Parent Subsequent Capital Raise.

Amended and Restated Merger Agreement

On July 12, 2024 (the “A&R Execution Date”), the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with Adifem, Inc. f/k/a Adicure, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”) and Evofem, pursuant to which, Merger Sub will be merged into and with Evofem (the “Merger”), with Evofem surviving the Merger as a wholly owned subsidiary of the Company. The Merger Agreement amended and restated that certain Agreement and Plan of Merger dated as of December 11, 2023, by and among the Company, Merger Sub and Evofem (as amended, the “Original Agreement”).

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

As soon as practicable following the A&R Execution Date, Evofem will take all action that may be reasonably necessary to provide that: (i) no new offering period will commence under the Evofem 2019 Employee Stock Purchase Plan (the “Evofem ESPP”); (ii) participants in the Evofem ESPP as of the A&R Execution Date shall not be permitted to increase their payroll deductions or make separate non-payroll contributions to the Evofem ESPP; and (iii) no new participants may commence participation in the Evofem ESPP following the A&R Execution Date. Prior to the Effective Time, Evofem will take all action that may be reasonably necessary to: (A) cause any offering period or purchase period that otherwise be in progress at the Effective Time to be the final offering period under the Evofem ESPP and to be terminated no later than five business days prior to the anticipated closing date (the “Final Exercise Date”); (B) make any pro-rata adjustments that may be necessary to reflect the shortened offering period or purchase period; (C) cause each participant’s then-outstanding share purchase right under the Evofem ESPP to be exercised as of the Final Exercise Date; and (D) terminate the Evofem ESPP, as of and contingent upon, the Effective Time.

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

(ii)	the Company shall have received waivers from the holders of certain of the Company’s securities which contain prohibitions on variable rate transactions; and

(iii)	the Company, Merger Sub and Evofem shall work together between the A&R Execution Date and the Effective Time to determine the tax treatment of the Merger and the other transactions contemplated by the Merger Agreement.

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

On October 2, 2024, the Company completed the purchase of 460 shares of Evofem F-1 Preferred Stock for an aggregate purchase price of $460,000.

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

Sixth Amendment to Amended and Restated Merger Agreement

On August 26, 2025, the Company, Adicure, Inc., and Evofem entered into Amendment No. 6 to the Amended and Restated Merger Agreement(“Amendment No. 6”), in order to (i) amend Sections 1.5 and 3.1(b)(ii) to update the definition of “Unconverted Company Preferred Stock “to include Series G-1 Preferred Stock of Evofem; (ii) amend Section 1.6 to update the definition of “Company Shareholder Approval “to include (a) the outstanding shares of Evofem common stock (including all Evofem preferred stock on the basis and to the extent it is permitted to so vote) entitled to vote thereon, and (b) each series of the unconverted Evofem preferred stock; (iii) amend Section 6.23 to clarify that Evofem will assist in obtaining Exchange Agreements (as defined in the Amended and Restated Merger Agreement) to exchange Evofem convertible notes and purchase rights for an aggregate of not more than 89,021 shares of the Company’s preferred stock from the applicable Evofem shareholders; (iv) amend Section 7.2(j) to change the number of dissenting shares to no more than 741,603 shares of common stock or 202 shares of preferred stock; (v) add a new Section 7.2(k) to require waivers from each holder of Evofem’s Series E-1 Convertible Preferred Stock, with respect to the last sentence of Section 2, the entirety of Section 6, any price adjustment provisions that may be triggered under Section 8(a)(ii), Section 12(c) and Section 12(d) of the Evofem Series E-1 Certificate of Designations; and (vi)to replace in its entirety, the Certificate of Designation included as Exhibit C to the Amended and Restated Merger Agreement.

Evofem Termination

On October 20, 2025, Aditxt received from Evofem a notice of termination of the parties’ Merger Agreement. In the notice, Evofem cites Section 8.1(b)(ii) (the end date having passed) and Section 8.1(b)(iv) (failure to obtain shareholder approval at the October 20, 2025 special meeting) as the basis for termination, effective October 20, 2025. No termination fee or other early-termination penalty is payable by Aditxt in connection with Evofem’s termination pursuant to Sections 8.1(b)(ii) and 8.1(b)(iv). The Company retains its holdings of Evofem F-1 Preferred Stock, convertible notes, and Evofem Warrants.

Employees

We employ twenty-six (26) full-time employees as of December 31, 2025. We consider the relations with our employees to be good

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those highlighted in Section 1A titled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	our financial situation creates doubt whether we will continue as a going concern;

●	our ability to remain compliant with the requirements for continued listing on The Nasdaq Capital Market

●	we have generated no significant revenue from commercial sales to date, and our future profitability is uncertain;

●	if we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development, and you will likely lose your entire investment;

●	we may need to raise additional funding, which may not be available on acceptable terms, or at all;

●	even if we can raise additional funding, we may be required to do so on terms that are dilutive to you;

●	the regulatory approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of our future product candidates, if any;

●	we may encounter substantial delays in completing our clinical studies which in turn will require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities;

●	if our future pre-clinical development and future clinical Phase I/II studies are unsuccessful, we may be unable to obtain regulatory approval of, or commercialize, our product candidates on a timely basis or at all;

●	even if we receive regulatory approval for any of our product candidates, we may not be able to successfully commercialize the product and the revenue that we generate from their sales, if any, may be limited;

●	adverse events involving our products may lead the FDA or applicable foreign regulatory agency to delay or deny clearance for our products or result in product recalls that could harm our reputation, business and financial results;

●	certain technologies are subject to licenses from LLU and Stanford (as defined below), each of which are revocable in certain circumstances, including in the event we do not achieve certain payments and milestone deadlines. Without these licenses, we may not be able to continue to develop our product candidates;

●	if we were to lose our CLIA certification or state laboratory licenses, whether as a result of a revocation, suspension or limitation, we would no longer be able to offer our assays (including our AditxtScore™ platform), which would limit our revenues and harm our business. If we were to lose, or fail to obtain, a license in any other state where we are required to hold a license, we would not be able to test specimens from those states;

●	our results of operations will be affected by the level of royalty and milestone payments that we are required to pay to third parties;

●	we face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do;

●	our technologies and products under development, and our business, may fail if we are not able to successfully commercialize them and ultimately generate significant revenues as a result;

●	customers may not adopt our products quickly, or at all;

●	the failure to obtain or maintain patents, licensing agreements and other intellectual property could materially impact our ability to compete effectively;

●	some of our intellectual property may be subject to “march-in” rights by the U.S. federal government;

●	we do not expect to pay dividends in the foreseeable future;

●	we have issued a significant number of shares of convertible preferred stock and warrants and may continue to do so in the future. The conversion and/or exercise of these securities and the sale of the shares of common stock issuable thereunder may dilute your percentage ownership interest and may also result in downward pressure on the price of our common stock; and

●	we may engage in future acquisitions or strategic transactions, which may require us to seek additional financing or financial commitments, increase our expenses and/or present significant distractions to our management.

Risks Related to Our Financial Position and Need for Capital

Our financial situation creates doubt whether we will continue as a going concern.

The Company was incorporated on September 28, 2017, and through the date of this report has generated no significant revenues. For the years ended December 31, 2025, and 2024, the Company had a net loss of $42,787,043 and $35,020,058, respectively. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available, we may be forced to discontinue operations, which would cause investors to lose their entire investment.

Our ability to have our securities traded on the Nasdaq Capital Market is subject to us meeting applicable listing criteria.

As previously reported in a Current Report on Form 8-K filed by the Company, on December 1, 2025, the Company received written notice from the Listing Qualifications Department of The Nasdaq Capital Market LLC stating that, based upon the stockholders’ equity reported by the Company in its Form 10-Q for the period ended September 30, 2025, the Company was no longer in compliance with Nasdaq Listing Rule 5550(b)(1), which requires a company to maintain a minimum of $2,500,000 in stockholders’ equity, a market value of listed securities of at least $35 million, or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years. In accordance with the Nasdaq Listing Rules, the Company had 45 calendar days, or until January 15, 2026, to submit a plan to regain compliance. The Company submitted its plan of compliance on January 15, 2026, and was granted an extension by Nasdaq until May 15, 2026, to regain compliance. A delisting could materially and adversely affect our business, financial condition and results of operations and could reduce the liquidity and market price of our common stock.

Although Nasdaq granted the extension, we must satisfy the requirements for continued listing by the end of the extension period. Our ability to regain compliance may depend on factors that are outside our control, including market conditions, our operating performance, our ability to improve our stockholders’ equity, and our ability to access capital on acceptable terms, if at all. In addition, Nasdaq may require that we meet interim milestones or other conditions during the extension period, and there can be no assurance that we will satisfy any such conditions. Even if we regain compliance, Nasdaq may subsequently determine that we fail to satisfy other continued listing requirements, and we may again become subject to delisting.

As of the date of this Annual Report, our common stock has traded below $1.00 for 6 consecutive trading days. Under Nasdaq’s continued listing requirements, if our common stock trades below $1.00 for 30 consecutive trading days, we would be subject to a minimum bid price deficiency and Nasdaq would generally provide notice that we are not in compliance. As of the date of this Annual Report, we have not received a deficiency notice from Nasdaq; however, there can be no assurance that we will not receive such notice if our common stock continues to trade below the minimum bid price threshold for the required period.

In addition, on January 26, 2026, Nasdaq filed a rule proposal with the SEC that, if approved and implemented, could require the immediate suspension and delisting of companies whose market capitalization falls below a specified minimum threshold, including a proposed threshold of $5.0 million, for 30 consecutive business days. On March 11, 2026, the SEC issued a release extending the period to approve, disapprove or institute proceedings to determine whether to disapprove the proposed new continued listing standard from March 16, 2026 to April 29, 2026. Because the rule is proposed, it may be modified, delayed or not adopted, and any final rule could differ materially from the proposal, including with respect to the applicable market capitalization test, measurement period, cure period, compliance deadlines, and available remedies. However, if a minimum market capitalization requirement at or near the proposed level is adopted and becomes applicable to us, and our market capitalization falls below the applicable threshold for the relevant period, we could be deemed noncompliant and become subject to delisting from Nasdaq.

Our market capitalization has fluctuated in the past and may continue to fluctuate significantly due to factors beyond our control, including overall market conditions, volatility in the trading price or volume of our common stock, industry developments, the availability of research coverage, and investor sentiment. In addition, events such as equity issuances, reverse stock splits, or other corporate actions may not increase our market capitalization and could adversely affect it. As of March 30, 2026, our market capitalization is approximately $713,000. As a result, there can be no assurance that we would be able to satisfy any new minimum market capitalization continued listing standard, if adopted.

Unlike most Nasdaq continued listing deficiencies, the proposed rule would allow suspension and delisting to take effect without a prior hearing and without any automatic stay. Although an affected company could seek review of a delisting determination and appeal to the Nasdaq Listing and Hearing Review Council, its securities would remain suspended from Nasdaq trading during that process and would generally trade in the over-the-counter market. The scope of any hearing would be narrowly limited to whether Nasdaq staff made a factual error, with no discretion to grant additional time or consider subsequent compliance.

If our common stock were delisted from Nasdaq, we could face significant adverse consequences, including: reduced trading liquidity; increased volatility; reduced analyst coverage and diminished investor interest; decreased ability to raise capital; and potential defaults, penalties or other adverse consequences under agreements that include listing-related covenants or that are affected by a reduced trading market. Delisting could also impair our ability to use equity or equity-linked securities for strategic transactions, employee compensation and other corporate purposes, and could increase our cost of capital. If our common stock were to trade on an over-the-counter market, the market price and liquidity of our common stock could be adversely affected and investors may have difficulty selling their shares.

We have generated no significant revenue from commercial sales to date and our future profitability is uncertain.

We were incorporated in September 2017 and have a limited operating history and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next several years as we commence our research and development efforts, conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. Our net loss for the years ended December 31, 2025 and 2024 was $42,787,043 and $35,020,058, respectively, and our accumulated deficit as of December 31, 2025 was $209,808,770. There can be no assurance that the products under development by us will be approved for sale in the U.S. or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

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

The February 2020 License Agreement with Stanford may be terminated by Stanford if we (i) are delinquent on any report or payments; (ii) are not diligently developing and commercializing Licensed Product (as defined in the February 2020 License Agreement); (iii) miss a milestone described in the agreement; (iv) are in breach of any other provision of the agreement; or (v) if we provide a false report to Stanford. The Termination discussed above will take effect only upon 30 days written notice by Stanford unless we remedy the breach within a 30-day cure period. If the February 2020 License Agreement were to be terminated by Stanford, we would lose a significant asset and may no longer be able to develop our product candidates, which would have a material adverse effect on our operations. The Company is current with its obligations and has submitted a year end report as well as provided additional milestone plans for research and development as well as commercialization.

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

From time to time we have acquired and may continue to acquire small to mid-sized businesses in various industry segments. Generally, because such businesses may be privately held, we may experience difficulty in evaluating potential target businesses as much of the information concerning these businesses is not publicly available. Therefore, our estimates and assumptions used to evaluate the operations, management and market risks with respect to potential target businesses may be subject to various risks and uncertainties. Further, the time and costs associated with identifying and evaluating potential target businesses may cause a substantial drain on our resources and may divert our management team’s attention away from the operations of our businesses for significant periods of time.

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

If, in the future, if we cease to control and operate our businesses or other businesses that we acquire in the future or engage in certain other activities, we may be deemed to be an investment company under the Investment Company Act.

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

The patent position of life science companies generally is highly uncertain, involves complex legal and factual questions and has in past years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and we may fail to seek or obtain patent protection in all major markets. For example, unlike the U.S., European patent law restricts the patentability of methods of treatment of the human body. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection, even post-grant.

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

Risks Relating to the Litigation and Government Regulation

Claims, litigation, government investigations, product liability and recalls, and other proceedings may adversely affect our business, operating results, financial condition, and cash flows.

We are, from time to time, involved in various claims, litigation matters and regulatory proceedings that could have a material adverse effect on us. These matters may include personal injury and other tort claims, deceptive trade practice disputes, intellectual property disputes, product recalls, contract disputes, employment and tax matters and other proceedings and litigation, including class actions lawsuits. It is not possible to predict the outcome of pending or future litigation and any such claims, with or without merit, could be time consuming and expensive, and may require the Company to incur substantial costs and divert the resources of management.

On February 3, 2026, Vertalo, Inc. filed an Original Petition against Aditxt, Inc. in the District Court of Travis County, Texas (98th Judicial District), Cause No. D-1-GN-26-000795. The complaint asserts claims for breach of contract and seeks, among other relief, alleged unpaid fees of $300,000, warrants to acquire 6,250 shares of Aditxt common stock, $26,000 of alleged travel-related costs, additional alleged damages of at least $500,000, attorneys’ fees, and interest. Aditxt disputes the allegations and intends to defend the matter vigorously, pursue counterclaims and pursue available claims and defenses. Based on information available to the Company at present, the Company cannot reasonably estimate a range of loss for this potential action We cannot predict the outcome of this dispute with certainty. Regardless of the outcome, these can have an adverse impact on us because of legal costs, diversion of management resources and other factors.

Determining legal reserves or possible losses from claims against us involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Until the final resolution of such matters, we may be exposed to losses in excess of the amount recorded, and such excess amounts could have a material effect on our business, results of operations, financial condition, and cash flows. In addition, it is possible that a resolution of any claim, including as a result of a settlement, could require us to make substantial future payments, prevent us from offering certain products or services, or require us to change our business practices each of which could have a material adverse effect on our business, operating results, financial condition, and cash flows.

We must successfully manage compliance with current and expanding laws and regulations, as well as manage new and pending legal and regulatory matters in the U.S. and abroad.

We are subject in the ordinary course of our business, in the U.S. and internationally, to many statutes, ordinances, rules and regulations that, if violated by us or the third parties we work with, could have a material adverse effect on our business, operating results, financial condition, and cash flows. These laws and regulations include but are not limited to accounting and financial reporting, advertising, anti-bribery and anti-corruption, consumer protection, data security and privacy, electronic commerce, employment, intellectual property, product liability, and trade. In addition, increasing governmental and societal attention to environmental, social and governance (ESG) matters, including expanding mandatory and voluntary reporting, diligence and disclosure on topics such as climate change, waste production, water usage, human capital, labor and risk oversight, could expand the nature, scope and complexity of matters that we are required to control, assess and report, each of which can be challenging given our reliance on third party suppliers. These and other rapidly changing laws, regulations, policies and related interpretations as well as increased enforcement actions by various governmental and regulatory agencies, create challenges for us, including our compliance and ethics programs, may alter the environment in which we do business and may increase the ongoing costs of compliance, which could adversely impact our business, operating results, financial condition, and cash flows. If we are unable to continue to meet these challenges and to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business, operating results, financial condition, and cash flows. Additionally, we may in the future be subject to inquiries, investigations, claims, proceedings and requests for information from governmental agencies or private parties, the adverse outcomes of which could harm our business. Failure to successfully manage these new or pending regulatory and legal matters and to resolve such matters without significant liability or damage to our reputation may materially adversely impact our operating results, financial condition, and cash flows. Furthermore, if new legal or regulatory matters result in fines or costs in excess of the amounts accrued to date, that may also materially impact our operating results and financial position.

Risks Related to Our Common Stock

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

Obtaining financing for future acquisitions may only be possible through the issuance or sale of additional equity and/or debt securities, if possible, may not be at favorable terms and may result in additional dilution to our current stockholders. Additionally, any such transactions may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, an acquisition or strategic transaction may entail numerous operational and financial risks, including the risks outlined above and additionally:

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

We no longer qualify as an “emerging growth company” as of January 1, 2026 and, as a result, we are no longer able to avail ourselves of certain reduced disclosure requirements applicable to emerging growth companies.

As of January 1, 2026 we no longer qualify as an emerging growth company within the meaning of Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company.

We are a “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make it more difficult to compare our performance with other public companies and make our common stock less attractive to investors.

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited consolidated financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by nonaffiliates exceeds $250 million as of the prior June 30 or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparisons of our consolidated financial statement with other public companies difficult or impossible.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Cybersecurity is important to our operations and technological development efforts. We face a multitude of cybersecurity threats that range from attacks common to most industries, such as ransomware and denial-of-service. Our customers, suppliers, subcontractors, and business partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our business strategy, performance, and results of operations. These cybersecurity threats and related risks make it imperative that we expend resources on cybersecurity.

We have processes in place for assessing, identifying, and managing material risks from potential unauthorized occurrences on or through our information systems that could adversely affect the confidentiality, integrity, or availability of our information systems or the information residing on those systems. These include mechanisms, controls, and processes that are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting the data. The data includes confidential, proprietary, and business and personal information that we collect, process, store, and transmit as part of our business, including on behalf of third parties. We consider cybersecurity risks associated with third-party vendors and service providers as part of our overall risk management processes and may assess such vendors’ security practices where appropriate.

We maintain a cybersecurity risk management program operating under our Information Security & Risk Management Strategy (“ISRM”). This program is responsible for implementing and maintaining cybersecurity and data protection practices at Aditxt in close coordination with management and other teams across Aditxt. In addition to our in-house cybersecurity capabilities, we may engage assessors, consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks. Management evaluates cybersecurity risks and associated mitigation efforts. As of the date of this report, the Company is not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. Despite the measures we take to manage cybersecurity risk, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on the Company or its stakeholders.

The Audit Committee oversees the Company’s cybersecurity risk management, including oversight of the Company’s Information Security & Risk Management Strategy (“ISRM”). The ISRM establishes a governance framework for cybersecurity oversight and designates an ISRM Leadership Group responsible for implementing and maintaining the Company’s cybersecurity and data protection practices. Management reports to the Audit Committee regarding cybersecurity risks and significant cybersecurity incidents.

Risk Management

We evaluate our security controls through internal assessments and may engage third-party services to support penetration testing, independent reviews, or consulting on best practices. We have established cybersecurity awareness training and ongoing monitoring.

In the event of a cybersecurity incident, we follow established procedures to respond to and mitigate its impact, including coordination among internal personnel, use of external service providers where appropriate, and implementation of disaster recovery procedures. We may engage external firms with information technology and program management experience to assist in evaluating or managing cybersecurity risks. We have implemented a governance structure and processes to assess, identify, manage, and report cybersecurity risks. We must comply with extensive regulations, including requirements imposed by the U.S. Food and Drug Administration, laws governing the protection of patient information, and SEC requirements related to cybersecurity incident disclosure. Assessing, identifying, and managing cybersecurity-related risks are factored into our overall business approach. We rely heavily on our supply chain to deliver our products and services, and a cybersecurity incident at a clinical site, subcontractor, or business partner could materially adversely impact us. We expect our subcontractors to report cybersecurity incidents to us so that we can assess the potential impact.

Governance

The Audit Committee has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks, and it reports any findings and recommendations, as appropriate, to the full board of directors for consideration. Management provides periodic reports to the Audit Committee regarding cybersecurity risks and trends and any material cybersecurity incidents.

While we have not experienced any material cybersecurity threats or incidents in recent years, there can be no guarantee that we will not be the subject of future threats or incidents. Despite the measures we take to manage cybersecurity risk, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See “Risk Factors” for a discussion of cybersecurity risks.

Item 2. Properties.

We lease property consisting of office and laboratory space located at 2569 Wyandotte, St., Suite 101 Mountain View, CA 94043. On March 20, 2025, the Company entered an amendment to the Mountain View lease, extending the term through March 31, 2028. As of December 31, 2025 the Company is current on our Mountain View lease.

We lease property consisting of office and laboratory space located at 737 N. 5th Street Richmond, Virginia 23219. The lease expires on August 31, 2026, subject to extension. As of December 31, 2025 the Company is in default on the lease in the amount of $159,375 due to an outstanding security deposit.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

The Company does not believe that the final outcome of any current legal proceedings will have a material adverse effect on the Company’s financial position or results of operations. In addition, the Company maintains what it believes is adequate insurance coverage to further mitigate risk. However, no assurance can be given that the final outcome of any such proceedings will not materially impact the Company’s financial condition or results of operations. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from any such matters.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On June 30, 2020, our common stock began trading on the Nasdaq Capital Market under the symbol “ADTX.” Prior to that time, there was no public market for our common stock.

Holders

As of March 31, 2026, there were approximately 174 record holders of our common stock. As of March 31, 2026, there were 6, 2, 5, 1, and 2 holder(s) of Series A-1 Convertible Preferred Stock, Series A-2 Convertible Preferred Stock, Series B-1 Convertible Preferred Stock, Series B-2 Convertible Preferred Stock, and Series C-1 Convertible Preferred Stock respectively. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Recent Sales of Unregistered Securities

On June 24, 2025, the Company issued a consultant 664 common stock warrants to purchase 664 shares of common stock for services rendered.

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

ADIMUNE™, INC. - Subsidiary

Formed in January 2023, Adimune™, Inc. (“Adimune”) is focused on leading our immune modulation therapeutic programs. Adimune’s proprietary immune modulation product, Apoptotic DNA Immunotherapy™ (ADI™), utilizes a novel approach that mimics the way our bodies naturally induce tolerance to our own tissues. It includes two DNA molecules designed to deliver signals to induce tolerance. ADI-100, the first product candidate based on the ADI platform, is designed to tolerize against an antigen known as glutamic acid decarboxylase (“GAD”), which is implicated in type-1 diabetes (T1D), psoriasis, and in many autoimmune diseases of the CNS and has been successfully tested in several preclinical models (e.g., skin grafting, psoriasis, and T1D).

All preclinical studies for ADI-100 have been completed providing several data points supporting the potential effectiveness of ADI-100 in restoring durable tolerance as shown in prevention and treatment studies in T1D. Preclinical safety and toxicology studies have shown absence of drug toxicity, no antibody formation to the drug product, and a lack of persistence in all organs evaluated except the skin (at the injection site). Furthermore, Adimune has demonstrated in three separate preclinical studies that ADI-100 does not impair the responsiveness of the immune system to combat infection, cancer, or the tumor fighting capabilities of checkpoint inhibitors.

Good Manufacturing Practices (GMP) clinical-grade drug substances have been successfully manufactured by a qualified contract manufacturer. The clinical grade drug substances are now being prepared for shipment to another contract manufacturer to be formulated into the final drug product in preparation for stability testing and use in the clinical trials pending required regulatory submissions. Lastly, one remaining drug product release assay specifically designed for ADI-100 is in the final stages of qualification to be used once the final drug product is ready.

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

For the clinical trials that are planned in Germany, Adimune has engaged with a Contract Research Organization (CRO) to manage the process, including site selection for clinical studies planned in psoriasis and T1D. In parallel, Adimune is working with the Mayo Clinic to prepare the IND package for FDA submission and is awaiting a pre-IND meeting expected in the second quarter of this year to review the package before full submission. In May 2023, Adimune entered into a clinical trial agreement with the Mayo Clinic to advance clinical studies targeting autoimmune diseases of the central nervous system (“CNS”) with the initial focus on the rare, but debilitating, autoimmune disease Stiff Person Syndrome (“SPS”). According to the National Organization of Rare Diseases, the exact incidence and prevalence of SPS is unknown; however, one estimate places the incidence at approximately one in one million individuals in the general population. Pending approval by the International Review Board and U.S. Food and Drug Administration, a human trial for SPS is expected to get underway in 2026 with enrollment of 10-20 patients, some of whom may also have T1D. In these studies, the primary readouts for ADI-100 will be safety and tolerability as well as clinical and immunological signals of tolerance induction.

Background

The discovery of immunosuppressive (anti-rejection and monoclonal) drugs over 40 years ago has made possible treatment of autoimmune diseases and life-saving organ transplantation procedures and blocking of unwanted immune responses in autoimmune diseases. However, immune suppression leads to significant undesirable side effects, such as increased susceptibility to life-threatening infections and cancers, because it indiscriminately and broadly suppresses immune function throughout the body. While the use of these drugs has been justifiable because they prevent or delay organ rejection, their use for treatment of autoimmune diseases and allergies may not be acceptable because of the aforementioned side effects. Furthermore, often transplanted organs ultimately fail despite the use of immune suppression, and about 40% of transplanted organs survive no more than five years.

Through Aditxt, Adimune has the right to the exclusive worldwide license for commercializing ADI nucleic acid-based technology from Loma Linda University. ADI uses a novel approach that mimics the way the body naturally induces tolerance to our own tissues (“therapeutically induced immune tolerance”). While immune suppression requires continuous administration to prevent rejection of a transplanted organ, induction of tolerance has the potential to retrain the immune system to accept the organ for longer periods of time. ADI may allow patients to live with transplanted organs with significantly reduced immune suppression. ADI is a technology platform which we believe can be engineered to address a wide variety of indications.

Advantages

ADI™ is a nucleic acid-based technology (e.g., DNA-based), which we believe selectively suppresses only those immune cells involved in attacking (in autoimmune diseases) or rejecting self (in transplanted tissues and organs). It does so by tapping into the body’s natural process of cell turnover (i.e., apoptosis) to retrain the immune system to stop unwanted attacks on self or transplanted tissues. Apoptosis is a natural process used by the body to clear dying cells and to allow recognition and tolerance to self-tissues. ADI triggers this process by enabling the cells of the immune system to recognize the targeted tissues as “self.” Conceptually, it is designed to retrain the immune system to accept the tissues, similar to how natural apoptosis reminds our immune system to be tolerant to our own “self” tissues.

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

PEARSANTA, INC. Subsidiary

The best approach to addressing cancer may be its early detection. Pearsanta is pioneering the development of molecular tests based on the mitochondrial DNA to develop tests for early detection of cancer. Though further technical development and clinical validation is required to determine efficacy in multiple diseases and disease states, our management believes that the unique structural and functional characteristics of mitochondrial DNA (mtDNA), and more specifically mutated mtDNA, make mtDNA a biological system suitable for biomarker identification, early disease detection, monitoring, risk assessment, and therapeutic targeting.

Pearsanta acquired the assets of MDNA Life Sciences Inc. on January 4, 2024. Through the acquisition of these assets, and in particular the Mitomic® Technology platform, patents, and intellectual property, our management believes that Pearsanta is well positioned for research and discovery of mtDNA based biomarkers, and though untested and requiring clinical validation, the development and commercial application of mtDNA based biomarkers for a wide spectrum of human diseases.

Pearsanta is continuing to leverage this technology to discover mtDNA-based biomarkers. Though Pearsanta has no commercially available FDA or foreign regulator approved products, Pearsanta has two product candidates in development and hopes to enter the cancer screening market with these two product candidates, and if proven successful continue to discover mtDNA-based biomarkers and develop a pipeline of disease screening and diagnostics tests. The current in-development products include a potential product for prostate cancer diagnosis and a potential product for the detection of endometriosis. Pearsanta has also discovered mtDNA-based biomarkers, which it believes are associated with ovarian cancer and lung cancer; and Pearsanta intends to pursue the biomarker identification phase of development for pancreatic, liver, breast, stomach, esophageal, and colorectal cancers.

Licensed Technologies – AditxtScoreTM

We issued Pearsanta an exclusive worldwide sub-license (the “Exclusive Worldwide Sublicense Agreement”) for commercializing the AditxtScore™ technology which provides a personalized comprehensive profile of the immune system. AditxtScore is intended to detect individual immune responses to viruses, bacteria, peptides, drugs, supplements, bone marrow and solid organ transplants, and cancer. It has broad applicability to many other agents of clinical interest impacting the immune system, including those not yet identified such as emerging infectious agents. On September 23, 2025, the Company and Pearsanta entered in a Mutual Termination Agreement (the “Exclusive Worldwide Sublicense Termination Agreement”) to terminate the Exclusive Worldwide Sublicense Agreement. As provided in the Exclusive Worldwide Sublicense Termination Agreement, the Exclusive Worldwide Sublicense Agreement has been terminated in its entirety and all rights and obligations of the parties under the Exclusive Worldwide Sublicense Agreement have ceased. A non-exclusive licensing agreement has been granted by Aditxt to Pearsanta as of December 30, 2025 for the use of the technology for evaluating levels of antibodies and neutralizing antibodies to SARS-CoV-2, which are currently available in use by the CLIA/CAP facility in Richmond, VA.

Advantages

The advantages of the AditxtScore technology include the following:

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

License Agreement with Leland Stanford Junior University (“Stanford”)

On February 3, 2020, we entered into an exclusive license agreement (the “February 2020 License Agreement”) with Stanford with regard to a patent concerning a method for detection and measurement of specific cellular responses. Pursuant to the February 2020 License Agreement, we received an exclusive worldwide license to Stanford’s patent with regard to use, import, offer, and sale of Licensed Products (as defined in the agreement). The license to the patented FlowSpot technology is exclusive, including the right to sublicense, beginning on the effective date of the agreement, and ending when the patent expires. Under the exclusivity agreement, we acknowledged that Stanford had already granted a non-exclusive license in the Nonexclusive Field of Use, under the Licensed Patents in the Licensed Field of Use in the Licensed Territory (as those terms are defined in the “February 2020 License Agreement”). However, Stanford agreed not to grant further licenses under the Licensed Patents in the Licensed Field of Use in the Licensed Territory. On December 29, 2021, we entered into an amendment to the February 2020 License Agreement which extended our exclusive right to license the technology and securing worldwide exclusivity in all fields of use of the licensed technology.

AditxtScore has been designed to enable individuals and their healthcare providers to understand, manage and monitor their immune profiles and to stay informed about attacks on or by their immune system. We believe AditxtScore can also assist the medical community and individuals by being able to anticipate the immune system’s potential response to viruses, bacteria, allergens, and foreign tissues such as transplanted organs. This technology may be able to serve as a warning signal, thereby allowing for more time to respond appropriately. Its advantages include the ability to provide simple, rapid, accurate, high throughput assays that can be multiplexed to determine the immune status with respect to several factors simultaneously, in approximately 3-16 hours. In addition, it can determine and differentiate between distinct types of cellular and humoral immune responses (e.g., T and B cells and other cell types). It also provides for simultaneous monitoring of cell activation and levels of cytokine release (i.e., cytokine storms).

In collaboration with its partners, the platforms underlying AditxtScore are being further evaluated for evaluating the immune status of individuals including those with hypersensitivity to certain antigens (e.g., patients with autoimmunity). These tests may become tools that can monitor dynamic changes after administration of immunotherapies designed to tolerize to these target antigens.

 Technologies – Mitomic® Technology Platform

In January 2024, Pearsanta acquired the assets comprising our Mitomic® Technology platform from MDNA Life Sciences Inc. This platform seeks to harness the unique properties of mitochondrial DNA (“mtDNA”) to detect disease through non-invasive, blood-based liquid biopsies. Though further technical development and clinical validation is required to determine efficacy in multiple diseases and disease states, our management believes that the unique structural and functional characteristics of mtDNA, and more specifically mutated mtDNA, make mtDNA a biological system suitable for biomarker identification, early disease detection, monitoring, risk assessment, and therapeutic targeting.

Pearsanta plans to license distribution rights through various agreements with U.S.-based and international business partners to commercialize our Mitomic® Technology, should Mitomic® tests be successfully developed and successfully approved by the FDA or a foreign regulator or other relevant regulatory body. We believe our biomarker portfolio covers many high-clinical need cancers, with potential applications outside oncology.

Pearsanta a state-of-the-art facility located in Richmond VA, that is a high-complexity, CLIA-certified, CAP-accredited and NYS CLEP-approved accredited laboratory equipped to accommodate rapid development and rollout of innovative laboratory tests for the clinical market. Our laboratory facility is optimized for contamination prevention including dedicated workspaces for key functions; advanced molecular biology capabilities including digital PCR, real-time PCR, automated electrophoresis with scale-up capacity and redundancy; and automated and semi-automated (robotic) processes for DNA/RNA isolation and liquid handling to achieve efficient and standardized workflows.

Our Mitomic® Products and Product Candidates

The Mitomic® Technology targets mutations in mitochondrial DNA (mtDNA) to detect disease. Every human cell is home to multiple copies of mitochondrial mtDNA, some of which become mutated beyond repair when cells are stressed by diseases such as cancer. Though further technical development and clinical validation is required to determine efficacy, Mitomic® tests are being designed to detect this mutated DNA, which can accumulate from the very early stages of a disease. If the development of Mitomic® tests is successful and if Mitomic® tests can achieve their still unproven objective of early disease detection, our Mitomic® Technology presents an opportunity to detect disease before it presents clinically.

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

To date, the Mitomic® Technology biomarker discoveries have identified numerous biomarker targets from the in-silico database and we plan to use these biomarker targets in our various assay development programs.

Mitomic® Prostate Test (MPT™) is currently in development and is being designed as a blood-based assay that quantifies the level of the 3.4kb mtDNA deletion. Published analytical data for the 3.4kb mtDNA deletion associated with prostate cancer, suggests the 3.4kb mtDNA deletion may be able to identify clinically significant prostate cancer for men in the prostate-specific antigen (PSA) grey zone (PSA < 10ng/ml) and if proven through ongoing clinical study, the 3.4kb mtDNA deletion may be able to aid in the decision to biopsy. Some of the significant clinical challenges that have not been met for prostate cancer are that up to 50% of men will be ‘over’ diagnosed with cancer that never harms them1 and the risks associated with treatment of low-grade cancers (≤ Gleason 6) appear to outweigh the benefits –e.g. urinary incontinence, erectile dysfunction.1 NIH National Cancer Institute reports this number is even higher at ~ 75% based on 5-year survival rates. Seer database (https://seer.cancer.gov/statfacts/html/prost.html).

Our Mitomic® Prostate Test is in development and is being designed with the following objectives:

●	Simple – The test is expected to be completed using a patient’s blood sample and is not expected to require an algorithm.

●	Provide New Information – If ongoing clinical studies support the published analytical data for the 3.4kb mtDNA deletion, healthcare providers will be provided with new information related to clinically significant prostate cancer – independent of PSA, age, and family history.

Mitomic Endometriosis Test (MET™) is currently in development and is being designed as a blood-based assay that quantifies the level of one or more mtDNA deletions which published analytical data suggest are associated with endometriosis – a condition affecting approximately 1 in 10 women according to Endometriosis World and the World Health Organization. The Mitomic Endometriosis Test is intended for use in females of child-bearing age who present symptoms of endometriosis to determine whether medical or surgical intervention is warranted.

Endometriosis occurs when the tissue of the uterus (endometrium) grows in areas where it does not belong, most often on the ovaries, fallopian tubes, outer surface of the uterus, and tissues holding the uterus, but can be found almost anywhere in the body. Endometriosis is challenging to identify, and on average takes ten years to diagnose, and when patients are finally diagnosed, greater than 90% have moderate to severe symptoms.

Technologies – Adductomics Technology

On March 21, 2025, Pearsanta acquired certain patents related to the detection and analysis of DNA adducts. DNA adducts are chemically modified nucleotides that result from exposure to carcinogens and other damaging agents, serving as early indicators of genomic instability and increased cancer risk. The technology includes proprietary mass-tag enhancements designed to improve the sensitivity and specificity of DNA adduct detection across a full genomic landscape.

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

ADIVIR™, INC. Subsidiary

Formed in April 2023, Adivir™, Inc. (“Adivir”) is a wholly owned subsidiary of Aditxt, Inc., dedicated to advancing the clinical and commercial development of innovative products intended to address significant unmet needs in infectious disease and population health.

Adivir is focused on building a portfolio of antiviral and other antimicrobial solutions designed to target life-threatening viral infections and emerging pathogens. Its strategic objective is to identify, develop, and commercialize therapeutic candidates that have the potential to improve treatment access and outcomes in areas where existing options are limited or inadequate.

We believe the global healthcare landscape underscores the critical importance of strengthening antiviral preparedness and accelerating development of both novel and repurposed therapeutic solutions. Through Adivir, the Company seeks to contribute to addressing the ongoing and evolving challenges posed by infectious diseases worldwide.

ADIFEM, INC. Subsidiary

Adifem, Inc. (“Adifem”), f/k/a Adicure, Inc., was formed in April of 2024 connection with Aditxt’s planned strategic expansion into women’s health through its proposed acquisition of Evofem Biosciences. Adifem is a wholly owned subsidiary of the Company dedicated to advancing innovative solutions that address critical unmet needs in women’s health.

Although we are no longer pursuing the acquisition of Evofem Biosciences, our commitment to women’s health reflects a broader strategic objective to invest in therapeutic areas where there are significant unmet medical need and opportunity for meaningful patient impact. We believe that empowering women with innovative, science-driven solutions remains an important and timely priority in global healthcare.

Evofem Merger Agreement and Termination

On December 11, 2023 (the “Execution Date”), Aditxt, Inc., a Delaware corporation (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Adifem, a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”) and Evofem Biosciences, Inc., a Delaware corporation (“Evofem”), pursuant to which, Merger Sub will be merged into and with Evofem (the “Merger”), with Evofem surviving the Merger as a wholly owned subsidiary of the Company.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) all issued and outstanding shares of common stock, par value $0.0001 per share of Evofem (“Evofem Common Stock”), other than any shares of Evofem Common Stock held by the Company or Merger Sub immediately prior to the Effective Time, will be converted into the right to receive an aggregate of 8 shares of the Company’s common stock, par value $0.001 per share; and (ii) all issued and outstanding shares of Series E-1 Preferred Stock, par value $0.0001 of Evofem (the “Evofem Unconverted Preferred Stock”), other than any shares of Evofem Unconverted Preferred Stock held by the Company or Merger Sub immediately prior to the Effective Time, will be converted into the right to receive an aggregate of 2,327 shares of Series A-1 Convertible Preferred Stock, par value $0.001 of the Company (the “Company Preferred Stock”), having such rights, powers, and preferences set forth in the form of Certificate of Designation of Series A-1 Convertible Preferred Stock.

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

Amendments to Article VI: Covenants and Agreement

Article VI of the Merger Agreement is amended to:

●	reinstate the Merger Agreement, as amended by the Fourth Amendment, as if never terminated;

●	reflect the Company’s payment to Evofem, in the amount of $1,000,000 (the “Initial Payment”), via wire initiated by May 2, 2024;

●	delete Section 6.3, which effectively eliminates the “no shop” provision, and the several defined terms used therein;

●	add a new defined term “Company Change of Recommendation;” and

●	revise section 6.10 of the Merger Agreement such that, after the Initial Payment, and upon the closing of each subsequent capital raise by the Company (each a “Parent Subsequent Capital Raise”), the Company shall purchase that number of shares of Evofem’s Series F-1 Preferred Stock, par value $0.0001 per share (the “Series F-1 Preferred Stock”), equal to forty percent (40%) of the gross proceeds of such Parent Subsequent Capital Raise divided by 1,000, up to a maximum aggregate amount of $2,500,000 or 2,500 shares of Series F-1 Preferred Stock. A maximum of $1,500,000 shall be raised prior to September 17, 2024, and $1,000,000 prior to July 1, 2024 (the “Parent Capital Raise”).

Amendments to Article VIII: Termination

Article VIII of the Merger Agreement is amended to:

●	extend the date after which either party may terminate from May 8, 2024 to July 15, 2024;

●	revise Section 8.1(d) in its entirety to allow Company to terminate at any time after there has been a Company Change of Recommendation, provided that Aditxt must receive ten day written notice and have the opportunity to negotiate a competing offer in good faith; and

●	amend and restate Section 8.1(f) in its entirety, granting the Company the right to terminate the agreement if (a) the full $1,000,000 Initial Payment required by the Fourth Amendment has not been paid in full by May 3, 2024 (b) $1,500,000 of the Parent Capital Raise Amount has not been paid to the Company by June 17, 2024, (c) $1,000,000 of the Parent Capital Raise Amount has not been paid to the Company by July 1, 2024, or (d) Aditxt does not pay any portion of the Parent Equity Investment within five calendar days after each closing of a Parent Subsequent Capital Raise.

Amended and Restated Merger Agreement

On July 12, 2024 (the “A&R Execution Date”), the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with Adifem, Inc. f/k/a Adicure, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”) and Evofem, pursuant to which, Merger Sub will be merged into and with Evofem (the “Merger”), with Evofem surviving the Merger as a wholly owned subsidiary of the Company. The Merger Agreement amended and restated that certain Agreement and Plan of Merger dated as of December 11, 2023, by and among the Company, Merger Sub and Evofem (as amended, the “Original Agreement”).

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

As soon as practicable following the A&R Execution Date, Evofem will take all action that may be reasonably necessary to provide that: (i) no new offering period will commence under the Evofem 2019 Employee Stock Purchase Plan (the “Evofem ESPP”); (ii) participants in the Evofem ESPP as of the A&R Execution Date shall not be permitted to increase their payroll deductions or make separate non-payroll contributions to the Evofem ESPP; and (iii) no new participants may commence participation in the Evofem ESPP following the A&R Execution Date. Prior to the Effective Time, Evofem will take all action that may be reasonably necessary to: (A) cause any offering period or purchase period that otherwise be in progress at the Effective Time to be the final offering period under the Evofem ESPP and to be terminated no later than five business days prior to the anticipated closing date (the “Final Exercise Date”); (B) make any pro-rata adjustments that may be necessary to reflect the shortened offering period or purchase period; (C) cause each participant’s then-outstanding share purchase right under the Evofem ESPP to be exercised as of the Final Exercise Date; and (D) terminate the Evofem ESPP, as of and contingent upon, the Effective Time.

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

(ii)	the Company shall have received waivers from the holders of certain of the Company’s securities which contain prohibitions on variable rate transactions; and

(iii)	the Company, Merger Sub and Evofem shall work together between the A&R Execution Date and the Effective Time to determine the tax treatment of the Merger and the other transactions contemplated by the Merger Agreement.

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

On October 2, 2024, the Company completed the purchase of 460 shares of Evofem F-1 Preferred Stock for an aggregate purchase price of $460,000.

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

Sixth Amendment to Amended and Restated Merger Agreement

On August 26, 2025, the Company, Adicure, Inc., and Evofem entered into Amendment No. 6 to the Amended and Restated Merger Agreement(“Amendment No. 6”), in order to (i) amend Sections 1.5 and 3.1(b)(ii) to update the definition of “Unconverted Company Preferred Stock “to include Series G-1 Preferred Stock of Evofem; (ii) amend Section 1.6 to update the definition of “Company Shareholder Approval “to include (a) the outstanding shares of Evofem common stock (including all Evofem preferred stock on the basis and to the extent it is permitted to so vote) entitled to vote thereon, and (b) each series of the unconverted Evofem preferred stock; (iii) amend Section 6.23 to clarify that Evofem will assist in obtaining Exchange Agreements (as defined in the Amended and Restated Merger Agreement) to exchange Evofem convertible notes and purchase rights for an aggregate of not more than 89,021 shares of the Company’s preferred stock from the applicable Evofem shareholders; (iv) amend Section 7.2(j) to change the number of dissenting shares to no more than 741,603 shares of common stock or 202 shares of preferred stock; (v) add a new Section 7.2(k) to require waivers from each holder of Evofem’s Series E-1 Convertible Preferred Stock, with respect to the last sentence of Section 2, the entirety of Section 6, any price adjustment provisions that may be triggered under Section 8(a)(ii), Section 12(c) and Section 12(d) of the Evofem Series E-1 Certificate of Designations; and (vi)to replace in its entirety, the Certificate of Designation included as Exhibit C to the Amended and Restated Merger Agreement.

Evofem Termination

On October 20, 2025, Aditxt received from Evofem a notice of termination of the parties’ Merger Agreement. In the notice, Evofem cites Section 8.1(b)(ii) (the end date having passed) and Section 8.1(b)(iv) (failure to obtain shareholder approval at the October 20, 2025 special meeting) as the basis for termination, effective October 20, 2025. No termination fee or other early-termination penalty is payable by Aditxt in connection with Evofem’s termination pursuant to Sections 8.1(b)(ii) and 8.1(b)(iv). The Company retains its holdings of Evofem F-1 Preferred Stock, convertible notes, and Evofem Warrants.

Our Team

We have assembled a team of experts from a variety of scientific fields and commercial backgrounds, with many years of collective experience that ranges from founding startup biotech companies, to developing and marketing biopharmaceutical products, to designing clinical trials, and to managing private and public companies.

Going Concern

We were incorporated on September 28, 2017 and have not generated significant revenues to date. During the year ended December 31, 2025 we had a net loss of $42,787,043 and cash of $3,198,599 as of December 31, 2025.

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

Financial Results

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Our condensed consolidated financial statements as of December 31, 2025, show a net loss of $42,787,043. We expect to incur additional net expenses over the next several years as we continue to maintain and expand our existing operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

Results of Operations

Results of operations for the year ended December 31, 2025 and 2024

We generated revenue of $3,195 and $133,985 for the year ended December 31, 2025 and 2024, respectively. Cost of goods sold for the year ended December 31, 2025 and 2024 was $2,927 and $627,474, respectively. The decrease in revenue and costs of goods sold during the year ended December 31, 2025 compared to the year ended December 31, 2024 was due to a decrease in AditxtScoreTM orders due to decreased COVID testing being done.

During the year ended December 31, 2025, we incurred a loss from operations of $19,570,724. This is due to general and administrative expenses of $15,974,863, which includes approximately $4,438,898 in payroll expenses and $5,477,124 in professional fees. Research and development expenses were $3,194,133 which includes $995,473 in consulting expenses. Sales and marketing expenses were $401,996.

During the year ended December 31, 2024, we incurred a loss from operations of $27,863,698. This is due primarily to general and administrative expenses of $16,286,216. This includes approximately $4,903,086 in payroll expenses, $4,998,772 in professional fees, and $33,071 in stock-based compensation. Research and development expenses were $10,886,130 which includes $1,772,108 in consulting expenses and $6,712,663 in stock-based compensation. Sales and marketing expenses were $197,863, which includes $0 in stock-based compensation.

The decrease in expenses during the year ended December 31, 2025 compared to the year ended December 31, 2024 was due to decreased research and development spend.

During the year ended December 31, 2025, the Company had other expenses of $23,216,319. This was primarily comprised of a loss on the change in the fair value of the Evofem F-1 preferred stock of $23,766,209, a gain on the change in the fair value of the Evofem warrants of $2,806,983, and an amortization of debt discount of $1,706,697.

During the year ended December 31, 2024, the Company had other expenses of $7,156,360. This was primarily comprised of an interest expense of $4,188,725 and an amortization of debt discount of $3,174,920.

Liquidity and Capital Resources

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2025, we had an accumulated deficit of $209,808,770. We had working capital of $(8,398,458) as of December 31, 2025. During the year ended December 31, 2025, we purchased $13,743 in fixed assets.

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

Contractual Obligations

The following table shows our contractual obligations as of December 31, 2025:

	Payment Due by Year
	Total	2026	2027	2028
Lease	$1,288,930	$801,760	$389,165	$98,005

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. The following involve the most judgment and complexity:

Fair value of investments in Evofem warrants and convertible notes receivable

The Company estimates the fair value of its investments in Evofem warrants and convertible notes receivable using a Monte Carlo simulation model, which incorporates a range of possible future outcomes and requires significant management judgment. Key assumptions include the expected volatility of Evofem’s equity, early exercise or conversion behavior, the timing and likelihood of future Evofem financing events that could trigger contractual reset provisions, the expected term of the instruments, and the applicable risk-free interest rate. Because these inputs are inherently subjective and involve significant unobservable assumptions, changes in these factors could result in materially different fair value measurements and may have a material impact on the Company’s financial condition and results of operations.

Investments in Evofem preferred stock

The Company accounts for its investments in Evofem preferred stock at cost, less impairment, as the securities do not have a readily determinable fair value and the Company has not elected the fair value option; accordingly, these investments are not remeasured at fair value on a recurring basis. Management evaluates the investment for impairment each reporting period by considering qualitative and quantitative factors, including Evofem’s financial condition, operating performance, and prospects, as well as general market conditions and the timing and likelihood of a liquidity event. When events or changes in circumstances indicate that the carrying amount may not be recoverable, the Company estimates the fair value of the investment using valuation techniques that incorporate significant unobservable inputs and recognizes an impairment loss in earnings to the extent the decline in value is determined to be other-than-temporary. Because this assessment requires significant judgment, actual results could differ materially from these estimates.

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

Nasdaq Equity Compliance

As of the date of filing, on an unaudited basis, the Company has equity of approximately $35.6 million, which exceeds the Nasdaq continued listing requirement.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our independent registered accounting firm determined that we did not maintain effective internal controls over financial reporting and the following material weaknesses existed as of December 31, 2025:

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

N/A.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Set forth below is certain information with respect to the individuals who are our directors and executive officers as of December 31, 2025:

Name	Age	Positions
Amro Albanna	56	Chief Executive Officer, Director
Corinne Pankovcin	59	Chief Mergers & Acquisitions Officer
Shahrokh Shabahang, D.D.S., MS, Ph.D.	63	Chief Innovation Officer, Director
Rowena Albanna	60	Chief Operating Officer
Thomas J. Farley	52	Chief Financial Officer
Christopher Porcelli	34	General Counsel & Chief People Officer
Charles Nelson	72	Director
Brian Brady	47	Director
Sylvia Hermina	46	Director

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

Christopher Porcelli – General Counsel & Chief People Officer

Mr. Porcelli has served as our General Counsel and Chief People Officer since September 2025. Prior to this, from October 2020 to June 2025, he served in senior legal and HR roles at Aterian, Inc. (Nasdaq: ATER), including General Counsel, Head of People & Corporate Secretary (2023–2025). Previously, he was an associate in the M&A group at Sidley Austin LLP in New York and a corporate associate at Cadwalader, Wickersham & Taft LLP in New York. He received his J.D. from New York University School of Law and his B.A. from St. John’s University and is admitted to practice in New York.

Brian Brady - Director

Mr. Brady has served as a Director since December 1, 2018. Mr. Brady was Director of Investments at a large hospital system from March 2016 to December 2022 and returned to this role in 2026 after serving as President of a family office. In his current role, he is responsible for the management of investment activity related to the organization and personal investments of the family that owns that company. From December 2011 to March 2016, Mr. Brady was the Vice President/Portfolio Manager at a wealth advisory firm, where he served in an investment advisory role, including asset and portfolio management. Mr. Brady graduated in 2001 with a bachelor’s degree in finance from the University of Illinois at Chicago and in 2014 with a Master of Business Administration degree from the University of Chicago. We believe that Mr. Brady’s extensive experience with financial markets and management of investment activities qualifies him to serve as a director of our Company.

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

Under such definitions, we consider Mr. Nelson, Mr. Brady, and Ms. Hermina to be “independent.” Nasdaq listing rules permits a phase-in period of up to one year for an issuer registering securities in an initial public offering to comply with its requirement that a majority of the board of directors be made up of independent directors. However, our common stock is not currently quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our Board be independent and, therefore, the Company is not subject to any director independence requirements. We are subject to Nasdaq’s director independence requirements and are required to structure our board of directors accordingly.

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

The composition and functions of each committee are described below.

Name	Independent	Audit		Nominating and Corporate Governance		Compensation
Amro Albanna
Shahrokh Shabahang, D.D.S., MS, Ph.D.
Brian Brady	X	X	*	X		X
Charles Nelson	X	X		X		X	*
Sylvia Hermina	X	X		X	*	X

*	Chairman of the committee

Audit Committee

The Audit Committee, among other things, is responsible for:

●	appointing; approving the compensation of; overseeing the work of; and assessing the independence, qualifications, and performance of the independent auditor;

●	reviewing the internal audit function, including its independence, plans, and budget;

●	approving, in advance, audit and any permissible non-audit services performed by our independent auditor;

●	reviewing our internal controls with the independent auditor, the internal auditor, and management;

●	reviewing the adequacy of our accounting and financial controls as reported by the independent auditor, the internal auditor, and management;

●	overseeing our financial compliance system; and

●	overseeing our major risk exposures regarding the Company’s accounting and financial reporting policies, the activities of our internal audit function, and information technology.

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

The Audit Committee consists of Mr. Brady, Mr. Nelson, and Ms. Hermina. Mr. Brady chairs the Audit Committee.

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

The Compensation Committee consists of Mr. Brady, Mr. Nelson, and Ms. Hermina. Mr. Nelson serves as chairman of the Compensation Committee. The Board has affirmatively determined that each member of the Compensation Committee meets the independence criteria applicable to compensation committee members under SEC rules and Nasdaq listing rules.

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

The Nominating and Corporate Governance Committee consists of Ms. Hermina, Mr. Brady, and Mr. Nelson. Ms. Hermina serves as chairman of the Nominating and Corporate Governance Committee. The Company’s Board of Directors has determined that each member of the Nominating and Corporate Governance Committee is independent within the meaning of the independent director guidelines of Nasdaq listing rules.

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

Item 11. Executive Compensation

The following table represents information regarding the total compensation for the named executive officers of the Company as of 2025 and 2024:

Name and Principal Position	Year	Salary(1) ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Restricted Stock Units ($)	All Other Compensation ($)	Total ($)
Amro Albanna	2025	500,000	-	-	-	-	-	500,000
Chief Executive Officer and Director	2024	500,000	-	-	-	-	-	500,000

Shahrokh Shabahang, D.D.S., MS, Ph.D.	2025	325,000	-	-	-	-	-	325,000
Chief Innovation Officer	2024	325,000	-	-	-	-	-	325,000

Corinne Pankovcin	2025	385,008	-	-	-	-	-	385,008
Chief Mergers & Acquisitions Officer	2024	385,008	-	-	-	-	-	385,008

Thomas J. Farley	2025	395,000	-	-	-	-	-	395,000
Chief Financial Officer	2024	464,616	-	-	-	-	-	464,616

Option awards represent granted options at the fair market value as of the date of grant. Restricted stock units represent granted restricted stock units at the fair market value as of the date of grant.

(1)	Salary is reflected on an accrued basis. From time to time in 2025 and 2024 management has voluntarily forgone their salaried payroll.

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

Notwithstanding the foregoing, under the Amro Employment Agreement, termination of Mr. Albanna by the Company without Cause or resignation by Mr. Albanna for Good Reason and a Change of Control (as defined in the Amro Employment Agreement) of the Company occurs within six (6) months after such termination, or within twenty-four (24) months prior to such termination, the Company will pay severance to Mr. Albanna in connection to such termination. Upon such termination, Mr. Albanna will be entitled to receive any Accrued Compensation, and subject to Mr. Albanna’s execution of an irrevocable release, receive (i) on the sixtieth (60th) day of termination, a lump sum cash-payment equal to the product of three times Mr. Albanna’s salary then in effect as of the date of termination, less applicable taxes and withholdings; (ii) provide reimbursement to Mr. Albanna’s medical insurance premiums for a period of twenty-four (24) months following the date of termination; and (iii) notwithstanding any provision of any stock incentive plan, stock option agreement, realization bonus, restricted stock agreement or other agreement relating to capital stock of the Company, cause any equity awards granted prior to that are then outstanding and unvested to immediately vest and, with respect to all options and stock appreciation rights, to become fully exercisable for twenty-four (24) months (but not later than when the award would otherwise expire).

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

Notwithstanding the foregoing, under the Pankovcin Employment Agreement, termination of Ms. Pankovcin by the Company without Cause or resignation by Ms. Pankovcin for Good Reason and a Change of Control (as defined in the Pankovcin Employment Agreement) of the Company occurs within six (6) months after such termination, or within twenty-four (24) months prior to such termination, the Company will pay severance to Ms. Pankovcin in connection to such termination. Upon such termination, Ms. Pankovcin will be entitled to receive any Accrued Compensation, and subject to Ms. Pankovcin’s execution of an irrevocable release, receive (i) on the sixtieth (60th) day of termination, a lump sum cash-payment equal to the sum of (A) the product of two times Ms. Pankovcin’s salary then in effect as of the date of termination, less applicable taxes and withholdings, and (B) the product of two times Ms. Pankovcin’s Target Bonus; (ii) provide reimbursement to Ms. Pankovcin’s medical insurance premiums for a period of twenty-four (24) months following the date of termination; and (iii) notwithstanding any provision of any stock incentive plan, stock option agreement, realization bonus, restricted stock agreement or other agreement relating to capital stock of the Company, cause any equity awards granted prior to that are then outstanding and unvested to immediately vest and, with respect to all options and stock appreciation rights, to become fully exercisable for twenty-four (24) months (but not later than when the award would otherwise expire).

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

Notwithstanding the foregoing, under the Farley Employment Agreement, termination of Mr. Farley by the Company without Cause or resignation by Mr. Farley for Good Reason and a Change of Control (as defined in the Farley Employment Agreement) of the Company occurs within six (6) months after such termination, or within twenty-four (24) months prior to such termination, the Company will pay severance to Mr. Farley in connection to such termination. Upon such termination, Mr. Farley will be entitled to receive any Accrued Compensation, and subject to Mr. Farley’s execution of an irrevocable release, receive (i) on the sixtieth (60th) day of termination, a lump sum cash-payment equal to the product of two times Mr. Farley’s salary then in effect as of the date of termination, less applicable taxes and withholdings; (ii) provide reimbursement to Mr. Farley’s medical insurance premiums for a period of twelve (12) months following the date of termination; and (iii) notwithstanding any provision of any stock incentive plan, stock option agreement, realization bonus, restricted stock agreement or other agreement relating to capital stock of the Company, cause any equity awards granted prior to that are then outstanding and unvested to immediately vest and, with respect to all options and stock appreciation rights, to become fully exercisable (but not later than when the award would otherwise expire).

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

Notwithstanding the foregoing, under the Shabahang Employment Agreement, termination of Mr. Shabahang by the Company without Cause or resignation by Mr. Shabahang for Good Reason and a Change of Control (as defined in the Shabahang Employment Agreement) of the Company occurs within six (6) months after such termination, or within twenty-four (24) months prior to such termination, the Company will pay severance to Mr. Shabahang in connection to such termination. Upon such termination, Mr. Shabahang will be entitled to receive any Accrued Compensation, and subject to Mr. Shabahang’s execution of an irrevocable release, receive: (i) on the sixtieth (60th) day of termination, a lump sum cash-payment equal to the product of two times Mr. Shabahang’s salary then in effect as of the date of termination, less applicable taxes and withholdings; (ii) provide reimbursement to Mr. Shabahang’s medical insurance premiums for a period of twenty-four (24) months following the date of termination; and (iii) notwithstanding any provision of any stock incentive plan, stock option agreement, realization bonus, restricted stock agreement or other agreement relating to capital stock of the Company, cause any equity awards granted prior to that are then outstanding and unvested to immediately vest and, with respect to all options and stock appreciation rights, to become fully exercisable for twenty-four (24) months (but not later than when the award would otherwise expire).

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

Christopher J. Porcelli, General Counsel, Chief People Officer and Corporate Secretary

On September 30, 2025, the Company entered into an offer letter (the “Porcelli Letter”) with the Company’s General Counsel, Chief People Officer and Corporate Secretary, Christopher J. Porcelli, to serve as General Counsel, Chief People Officer and Corporate Secretary of the Company, effective September 30, 2025. The offer letter provides for, among other things, (i) an annual base salary of $350,000, (ii) at-will employment and eligibility to participate in the Company’s employee benefit plans generally available to senior executives, and (iii) an initial equity award under the Company’s equity incentive plan, subject to approval by the Compensation Committee, which is expected to vest over three years, subject to continued service. The Porcelli Letter is filed herewith as Exhibit 10.212.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 31, 2026 (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) our executive officers and (iv) all directors and executive officers as a group. Shares are beneficially owned when an individual has voting and/or investment power over the shares or could obtain voting and/or investment power over the shares within 60 days of March 31, 2026. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Aditxt, Inc., 2569 Wyandotte Street, Suite 101, Mountain View, CA 94043.

	Number of shares of Common Stock Beneficially Owned	Percentage
Directors and Officers:
Amro Albanna (1)	3	*	%
Shahrokh Shabahang, D.D.S., MS, Ph.D. (2)	7	*	%
Corinne Pankovcin (3)	1	*	%
Rowena Albanna (4)	2	*	%
Brian Brady (5)	4	*	%
Thomas J. Farley (6)	2	*	%
Charles Nelson (7)	2	*	%
Sylvia Hermina	-	*	%
Christopher Porcelli	-	*	%
All directors and executive officers as a group (9 persons)	21	*	%

*	Less than 1%

(1)	Includes (i) 1 shares issuable pursuant to options that are fully vested; (ii) 1 share beneficially owned by the Albanna Family Trust, of which Mr. Albanna is the Trustee and (iii) 1 share directly owned by Mr. Albanna;. Mr. Albanna may be deemed to beneficially own the securities held by his wife Rowena Albanna, the Company’s Chief Operating Officer.

(2)	Includes (i) 1 shares issuable pursuant to options that are fully vested; (ii) 4 shares beneficially owned by the Shabahang-Hatami Family Trust of which Shahrokh Shabahang, D.D.S., MS, Ph.D. is the Trustee and (iii) 2 shares directly owned by Mr. Shabahang.

(3)	Includes 1 shares issuable pursuant to options that are fully vested.

(4)	Includes (i) 1 shares held directly by Ms. Albanna and (ii) 1 shares issuable pursuant to options that are fully vested. Ms. Albanna may be deemed to beneficially own the securities held by her husband Amro Albanna, the Company’s Chief Executive Officer.

(5)	Includes(i) 3 shares held directly by Mr. Brady; and (ii) 1 share issuable pursuant to options that are fully vested.

(6)	Includes(i) 1 share held directly by Mr. Farley and (ii) 1 shares issuable pursuant to options that are fully vested.

(7)	Includes(i) 1 share held by Siu Kim Athle International, LLC., over which Mr. Nelson has voting and dispositive control and (ii) 1 share issuable pursuant to options that are fully vested.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as described below and except for employment arrangements which are described under “executive compensation,” during our fiscal years ended December 31, 2025 and December 31, 2024, there has not been, nor is there currently proposed, other than described below, any transaction in which we are or were a participant, the amount involved exceeds the lesser of $120,000 or 1% of the average of the total assets at December 31, 2025 and 2024, and any of our directors, executive officers, holders of more than 5% of our Common Stock or any immediate family member of any of the foregoing had or will have a direct or indirect material interest.

On May 22, 2025 Amro Albanna, the Chief Executive Officer of the Company, loaned $233,000 to the Company. The loan was evidenced by an unsecured promissory note (the “May 22nd Note”). Pursuant to the terms of the May 22nd Note, it will accrue interest at the Prime rate of seven and one-half percent (7.5%) per annum and is due on the earlier of November 22, 2025 or an event of default, as defined therein. As of December 31, 2025, the May 22nd Note was fully paid off.

On February 15, 2024, Amro Albanna, the Chief Executive Officer of the Company loaned $205,000 to the Company. The loan was evidenced by an unsecured promissory note (the “February 15th Note”). Pursuant to the terms of the February Note, it will accrue interest at the Prime rate of eight and one-half percent (8.5%) per annum and is due on the earlier of August 15, 2024 or an event of default, as defined therein. As of December 31, 2025, the February 15th Note was fully paid off.

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

Item 14. Principal Accounting Fees and Services

dbbmckennon acted as the Company’s independent registered public accounting firm for the years ended December 31, 2025 and 2024 and for the interim periods in such fiscal years. The following table shows the fees that were incurred by the Company for audit and other services provided by dbbmckennon for the years ended December 31, 2025 and 2024.

	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit Fees (a)	$247,203	$122,753
Tax Fees (b)	-	-
Other Fees (c)	20,000	53,250
Total	$267,203	$176,003

(a)	Audit fees represent fees for professional services provided in connection with the audit of the Company’s annual financial statements and the review of its financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory or regulatory filings.

(b)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

(c)	Other fees represent fees related to our filing of certain Registration Statements.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3)	Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
1.1	At The Market Offering Agreement dated December 20, 2022 between Aditxt, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 20, 2022)
2.1	Share Exchange Agreement, dated as of December 28, 2021 by and between AiPharma Group Ltd. and Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 28, 2021)
2.2	Amendment to Share Exchange Agreement by and between AiPharma Group Ltd. and Aditxt, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
2.3	Second Amendment to Share Exchange Agreement by and between AiPharma Group Ltd. and Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 16, 2022)
2.4	Arrangement Agreement between Appili Therapeutics, Inc., Aditxt, Inc. and Adivir, Inc. dated as of April 1, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 4, 2024)
2.5	Amending Agreement between Appili Therapeutics, Inc., Aditxt, Inc. and Adivir, Inc. dated as of July 1, 2024(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 8, 2024)
2.6	Second Amending Agreement between Appili Therapeutics, Inc., Aditxt, Inc. and Adivir, Inc. dated as of July 1, 2024(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 22, 2024)
2.7	Third Amending Agreement between Appili Therapeutics, Inc., Aditxt, Inc. and Adivir, Inc. dated as of August 20, 2024(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 21, 2024)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
3.2	Certificate of Amendment, dated June 29, 2020 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2020)
3.3	Amended and Restated Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
3.4	Certificate of Designation Series A Preferred Stock (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-248491)
3.5	Certificate of Amendment, filed with the Secretary of State of the State of Delaware on May 24, 2021 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 25, 2021)
3.6	Certificate of Amendment, dated July 6, 2021 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 8, 2021)
3.7	Amendment No. 1 to Amended and Restated Bylaws of Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 8, 2022)
3.8	Certificate of Designation of Series B Preferred Stock, dated July 19, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 20, 2022)
3.9	Certificate of Amendment to Certificate of Incorporation of Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 14, 2022)
3.10	Certificate of Designation for Series A-1 Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 26, 2023)
3.11	Certificate of Designation for Series B-1 Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 30, 2024)
3.12	Certificate of Designation for Series B-2 Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 2, 2024)
3.13	Certificate of Designation for Series C-1 Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 8, 2024)
3.14	Certificate of Designation for Series D-1 Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 8, 2024)
3.15	Certificate of Amendment to Certificate of Incorporation filed and effective with the Delaware Secretary of State on August 8, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 8, 2024)
3.16	Certificate of Amendment to Certificate of Incorporation of Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 3, 2024)
3.17	Certificate of Amendment to Certificate of Incorporation of Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 12, 2025)
3.18	Certificate of Amendment to Certificate of Incorporation of Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 31, 2025)

4.1	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 25, 2021)
4.2	Form the Company’s common stock certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
4.3	Form of Series A-1 Warrant Agent Agreement (including the terms of the Series A-1 Warrant) (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-248491)
4.4	Form of Series B-1 Warrant Agent Agreement (including the terms of the Series B-1 Warrant) (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-248491)
4.5	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
4.6	Form of Warrant (July 2024) (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 9, 2024)
4.7	Form of Amendment to Common Stock Purchase Warrants (July 2024) (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 9, 2024)
4.8	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 18, 2024)
4.9	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 8, 2024)
4.10	Form of Pre-Funded Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 9, 2024)
4.11	Form of Placement Agent Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 9, 2024)
4.12	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 25, 2025)
10.1	Form of Promissory Note issued to Sekris Biomedical, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.2	Warrant, dated March 8, 2018, issued to Sekris Biomedical, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.3	Form of Private Placement Subscription Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.4	Patent Licensing Agreement, dated February 3, 2020 (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.5	Patent and Technology License Agreement, dated March 15, 2018 between Loma Linda University and Aditx Therapeutics, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.6	Amendment Agreement to the Patent and Technology License Agreement, dated July 1, 2020 by and between Loma Linda University and Aditx Therapeutics, Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2020)
10.7	2017 Equity Incentive Plan and forms of award agreements thereunder (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)

10.8	Consulting Agreement, dated March 1, 2018 between Aditx Therapeutics, Inc. and Canyon Ridge Development LLC d/b/a Mission Critical Solutions International (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.9	Form of July 2018 Securities Purchase Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.10	Form of July 2018 Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.11	Form of April 2018 Promissory Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.12	Form of March 2019 Promissory Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.13	Form of October 2019 Securities Purchase Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.14	Form of October 2019 Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.15	Form of January 2020 Note Purchase Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.16	Form of January 2020 Private Placement Promissory Note (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-235933)
10.17	Consulting Agreement by and between the Company and Salveo Diagnostics, Inc., dated November 18, 2020 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 23, 2020)
10.18	Form of Senior Secured Convertible Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)
10.19	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)
10.20	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)
10.21	Form of Registration Rights Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2021)
10.22	Employment Agreement, dated as of February 24, 2021, by and between the Company and Amro Albanna (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 26, 2021)
10.23	2021 Omnibus Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 26, 2021)
10.24	Lease Agreement, dated as of May 4, 2021, by and between LS Biotech Eight, LLC as Landlord, and Aditxt Therapeutics, Inc., as Tenant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 10, 2021)
10.25	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
10.26	Placement Agency Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
10.27	Form of Placement Agent Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
10.28	Waiver and Defeasance Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 30, 2021)
10.29	Secured Credit Agreement, dated as of August 27, 2021, by and among AiPharma, AiPharma Holdings Limited, AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.30	Security Agreement, dated as of August 27, 2021 by and between AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.31	Security Agreement, dated as of August 27, 2021 by and between AiPharma Limited and the Company (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.32	Security Agreement – AiPharma Limited and Aditxt (BVI Law) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)

10.33	Floating Charge (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.34	Transaction Agreement, dated as of October 4, 2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.35	First Amendment to Secured Credit Agreement with AiPharma Global Holdings LLC dated October 18, 2021 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.36	Second Amendment to Secured Credit Agreement with AiPharma Global Holdings LLC dated October 27, 2021(incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.37	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Amro Albanna, Chief Executive Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.38	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Corinne Pankovcin, President and Secretary (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.39	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Thomas Farley, Chief Financial Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.40	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Shahrokh Shabahang, Chief Innovation Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.41	Employment Agreement, dated as of November 14, 2021 between Aditxt, Inc. and Rowena Albanna, Chief Operating Officer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021)
10.42	Form of Warrant Reduction and Release Agreement dated as of November 24, 2021 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.43	First Amendment to Transaction Agreement dated November 30, 2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.44	Third Amendment to Secured Credit Agreement dated November 30, 2021, by and among AiPharma, AiPharma Holdings Limited, AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.45	Second Amendment to Transaction Agreement dated December 7, 2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.46	Secured Credit Agreement, dated as of December 8, 2021, by and among the Company and the Target Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.47	Third Amendment to Transaction Agreement dated December 17, 2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.48	Fifth Amendment to Secured Credit Agreement dated December 22, 2021, by and among AiPharma, AiPharma Holdings Limited, AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.49	Sixth Amendment to Secured Credit Agreement dated December 28, 2021, by and among AiPharma, AiPharma Holdings Limited, AiPharma Asia Limited and the Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.50	Employment Agreement between Aditxt, Inc. and Matthew Shatzkes, Chief Legal Officer and General Counsel (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.51	Forbearance Agreement and Seventh Amendment to Secured Credit Agreement dated as of February 14, 2022 by and among the Company, Cellvera Global Holdings LLC, Cellvera Holdings Ltd., Cellvera Asia Limited (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)

10.52	Fourth Amendment to Transaction Agreement dated December 22,2021, by and between the Company and AiPharma Global Holdings LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.53	Series C Warrant Agent Agreement (incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed on April 15, 2022)
10.54	Form of Placement Agent Warrant dated January 25, 2021 (incorporated by reference to the Registrant’s Annual Report on Form 10-K/A filed on April 15, 2022)
10.55	Forbearance Agreement and Eighth Amendment to Secured Credit Agreement dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
10.56	Security Agreement between Cellvera Holdings and Aditxt, Inc. dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
10.57	Security Agreement between Cellvera Development LLC and Aditxt, Inc. dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
10.58	Security Agreement between Cellvera Global Holdings and Aditxt, Inc. dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
10.59	Amended and Restated Security Agreement between Cellvera Asia Limited and Aditxt, Inc. dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
10.60	Revenue Sharing Agreement by and among Aditxt, Inc., Cellvera Global Holdings LLC and Cellvera Asia Limited dated as of March 31, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2022)
10.61	Form of Agreement for the Purchase and Sale of Future Receipts (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 3, 2022)
10.62	Amendment No. 1 to Series C Warrant Agent Agreement dated June 15, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 15, 2022)
10.63	Inducement Offer to Exercise Series C Common Stock Purchase Warrants (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 15, 2022)
10.64	Form of New Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 15, 2022)
10.65	Form of Placement Agent Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 15, 2022)
10.66	Subscription and Investment Representation Agreement, dated July 19, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 20, 2022)
10.67	Unsecured Promissory Note dated July 21, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 26, 2022)
10.68	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 10, 2022)
10.69	Form of August 2022 Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 10, 2022)
10.70	Form of August 2022 Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 10, 2022)
10.71	Form of Registration Rights Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 10, 2022)
10.72	Form of Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 10, 2022)
10.73	Form of First Amendment and Waiver effective as of August 31, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 7, 2022)
10.74	Form of Warrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 7, 2022)
10.75	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on September 15, 2022)
10.76	Form of Warrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on September 15, 2022)
10.77	Form of Placement Agent’s Warrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on September 15, 2022)
10.78	Form of Pre-Funded Warrant (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on September 15, 2022)

10.79	Amendment No. 2 to Series C Warrant Agent Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 23, 2022)
10.80	Form of Amended and Restated Unit Purchase Option (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 23, 2022)
10.81	Form of Consulting Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 21, 2023)
10.82	Form of Business Loan and Security Agreement dated April 4, 2023(incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 7, 2023)
10.83	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 24, 2023)
10.84	Form of Unsecured Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 25, 2023)
10.85	Form of Business Loan and Security Agreement, dated April 24, 2023 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 25, 2023)
10.86	Form of Agreement for the Purchase and Sale of Future Receipts (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2023)
10.87	Unsecured Promissory Note dated May 25, 2023 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 31, 2023)
10.88	Form of Unsecured Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 16, 2023)
10.89	At The Market Offering Agreement dated December 20, 2022 between Aditxt, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 20, 2022)
10.90	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 7, 2023)
10.91	Form of Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 7, 2023)
10.92	Form of Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 7, 2023)
10.93	Form of Registration Rights Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 7, 2023)
10.94	Form of Business Loan and Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 7, 2023)
10.95	Subscription and Investment Representation Agreement, dated July 11, 2023, by and between Aditxt, Inc., and the purchaser signatory thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 14, 2023)
10.96	Separation Agreement and General Release by and between Matthew Shatzkes and Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 27, 2023)
10.97	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 28, 2023)
10.98	Form of Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 28, 2023)
10.99	Form of Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 28, 2023)
10.100	Form of Registration Rights Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 28, 2023)
10.101	Amendment to Separation Agreement and General Release dated August 15, 2023 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 21, 2023)
10.102	Form of Business Loan and Security Agreement dated August 23, 2023 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 28, 2023)
10.103	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 6, 2023)
10.104	Form of Registration Rights Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 6, 2023)

10.105	Form of Business Loan and Security Agreement dated November 7, 2023 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 9, 2023)
10.106	Form of Unsecured Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 1, 2023)
10.107	Form of Unsecured Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 8, 2023)
10.108	Assignment Agreement dated as of December 11, 2023 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 12, 2023)
10.109	Form of December 2023 Secured Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 12, 2023)
10.110	Form of September 2024 Secured Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 12, 2023)
10.111	Form of Royalty Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 12, 2023)
10.112	IP Security Agreement dated December 11, 2023 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 12, 2023)
10.113	Security Agreement dated December 11, 2023 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 12, 2023)
10.114	Form of Consulting Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 22, 2023)
10.115	Form of Unsecured Promissory Note dated December 20, 2023 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 22, 2023)
10.116	Exchange Agreement, dated December 22, 2023 by and between the Company and the holders signatory thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 26, 2023)
10.117	Registration Rights Agreement, dated December 22, 2023 by and between the Company and the holders signatory thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 26, 2023)
10.118	Exchange Agreement, dated December 28, 2023 by and between the Company and the holders signatory thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 2, 2024)
10.119	Form of Voting Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 2, 2024)
10.120	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2024)
10.121	Form of Registration Rights Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2024)
10.122	Form of Amendment No. 1 to January 2024 Secured Notes (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2024)
10.123	Form of Amendment No. 2 to January 2024 Secured Notes (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2024)
10.124	Form of Amendment No. 1 to September 2024 Secured Notes (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2024)
10.125	First Amendment to Asset Purchase Agreement dated January 4, 2024 by and among Aditxt, Inc., Pearsanta, Inc. and MDNA Life Sciences, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 9, 2024)
10.126	First Amendment to Agreement and Plan of Merger dated as of January 8, 2024, by and among Aditxt, Inc., Adicure, Inc. and Evofem Biosciences, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 9, 2024)
10.127	Form of Business Loan and Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 30, 2024)
10.128	Assignment Agreement dated January 24, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 30, 2024)
10.129	Form of Securities Purchase Agreement dated January 24, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 30, 2024)

10.130	Patent Assignment dated January 24, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 30, 2024)
10.131	Form of Voting Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 30, 2024)
10.132	Second Amendment to Agreement and Plan of Merger dated as of January 8, 2024, by and among Aditxt, Inc., Adicure, Inc. and Evofem Biosciences, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 2, 2024)
10.133	Form of Amendment No. 3 to January 2024 Secured Notes (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 6, 2024)
10.144	Form of Amendment No. 2 to September 2024 Secured Notes (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 6, 2024)
10.145	Form of Unsecured Promissory Note dated February 7, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 9, 2024)
10.146	Unsecured Promissory Note dated February 15, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 16, 2024)
10.147	Engagement Letter dated February 16, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 21, 2024)
10.148	Assignment Agreement dated as of February 26, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 29, 2024)
10.149	Form of Amendment No. 4 to January 2024 Secured Notes (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 29, 2024)
10.150	Payoff Letter dated February 26, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 29, 2024)
10.151	Form of Unsecured Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 1, 2024)
10.152	Third Amendment to Agreement and Plan of Merger dated as of February 29, 2024, by and among Aditxt, Inc., Adicure, Inc. and Evofem Biosciences, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 4, 2024)
10.153	Unsecured Promissory Note dated March 7, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 11, 2024)
10.154	Unsecured Promissory Note dated April 10, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 12, 2024)
10.155	Reinstatement and Fourth Amendment to the Merger Agreement dated May 2, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on May 3, 2024)
10.156	Common Stock Purchase Agreement dated as of May 2, 2024 by and among Aditxt, Inc. and the Investor (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 7, 2024)
10.157	Registration Rights Agreement dated as of May 2, 2024 by and between the Investor and Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 7, 2024)
10.158	Form of Securities Purchase Agreement dated as of May 2, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 8, 2024)

10.159	Form of Registration Rights Agreement dated as of May 2, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 8, 2024)
10.160	Unsecured Promissory Note dated May 9, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 13, 2024)
10.161	Form of Senior Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 22, 2024)
10.162	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 28, 2024)
10.163	Form of Senior Note (May 2024) (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 28, 2024)
10.164	Unsecured Promissory Note dated June 20, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 25, 2024)
10.165	Form of Securities Purchase Agreement (July 2024) (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 9, 2024)
10.166	Form of Senior Note (July 2024) (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 9, 2024)
10.167	Amended and Restated Agreement and Plan of Merger among Aditxt, Inc., Adifem, Inc. f/k/a Adicure, Inc. and Evofem Biosciences, Inc. dated as of July 12, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 18, 2024)
10.168	Waiver Agreement by and between Evofem Biosciences, Inc., Aditxt, Inc. and Adifem, Inc. dated July 12, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 18, 2024)
10.169	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 18, 2024)
10.170	Form of Senior Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 18, 2024)
10.171	Securities Purchase Agreement by and among Evofem Biosciences, Inc. and Aditxt, Inc. dated July 12, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 18, 2024)
10.172	Registration Rights Agreement by and among Evofem Biosciences, Inc. and Aditxt, Inc. dated July 12, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 18, 2024)
10.173	Exchange Agreement dated August 7, 2024 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 8, 2024)
10.174	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 9, 2024)
10.175	Form of Lock-Up Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 9, 2024)
10.176	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 13, 2024)
10.177	Form of Registration Rights Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 13, 2024)
10.178	Amendment No. 1 to Amended and Restated Merger Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 19, 2024)
10.179	Form of Waiver to Senior Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 28, 2024)
10.180	Form of Letter Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 28, 2024)
10.181	Amendment No. 2 to Amended and Restated Agreement and Plan of Merger dated as of September 6, 2024, by and among Aditxt, Inc., Adifem, Inc. and Evofem Biosciences, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 6, 2024)
10.182	Form of Senior Note (September 2024) (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 23, 2024)

10.183	Form of Securities Purchase Agreement (September 2024) (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 23, 2024)
10.184	Form of Registration Rights Agreement (September 2024) (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 23, 2024)
10.185	Market Development and Collaboration Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 23, 2024)
10.186	Amendment No. 3 to Amended and Restated Merger Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 3, 2024)
10.187	Form of Securities Purchase Agreement (Oct 2024) (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 3, 2024)
10.188	Form of Registration Rights Agreement (Oct 2024) (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 3, 2024)
10.189	Form of Securities Purchase Agreement (Oct 28, 2024) (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 30, 2024)
10.190	Form of Registration Rights Agreement (Oct 28, 2024) (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 30, 2024)
10.191	Amendment No. 4 to Amended and Restated Merger Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 19, 2024)
10.192	Settlement Agreement dated March 5, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 6, 2025)
10.193	Form of Promissory Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 6, 2025)
10.194	Amendment No. 5 to Amended and Restated Merger Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 24, 2025)
10.195	Securities Purchase Agreement by and between Evofem Biosciences, Inc. and Aditxt, Inc. dated April 9, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 9, 2025)
10.196	Form of Senior Subordinated Convertible Note of Evofem Biosciences, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 9, 2025)
10.197	Form of Warrant of Evofem Biosciences, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 9, 2025)
10.198	Waiver Agreement by and between Evofem Biosciences, Inc., Aditxt, Inc. and Adifem, Inc. dated April 8, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 9, 2025)
10.199	Call Option Agreement by and among Aditxt, Inc., Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Health Technology fund DE, L.P., and Evofem Biosciences, Inc. dated April 10, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 15, 2025)
10.200	Form of Senior Note (April 2025) (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 25, 2025)
10.201	Securities Purchase Agreement dated May 9, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 15, 2025)

10.202	Senior Secured Note, dated May 9, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 15, 2025)
10.203	Form of Forbearance Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 15, 2025)
10.204	Unsecured Promissory Note dated May 22, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 27, 2025)
10.205	Unsecured Promissory Note dated June 5, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 9, 2025)
10.206	Form of Unsecured Promissory Note dated June 20, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 25, 2025)
10.207	Form of Senior Note (June 2025) (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 1, 2025)
10.208	Securities Purchase Agreement by and between Evofem Biosciences Inc. and Aditxt, Inc. dated June 26, 2025 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 1, 2025)
10.209	Form of Senior Subordinated Convertible Note of Evofem Biosciences, Inc. (June 2025) (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 1, 2025)
10.210	Form of Warrant of Evofem Biosciences, Inc. (June 2025) (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 1, 2025)
10.211	Amendment No. 6 to Amended and Restated Merger Agreement
10.212	Officer Letter with Christopher . Porcelli dated September 30, 2025
23.1	Consent of dbbmckennon, independent registered public accounting firm
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive, Financial, and Accounting Officers under Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on April 16, 2024)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 31st day of March 2026.

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

Signature	Title	Date

/s/ Amro Albanna	Chief Executive Officer	March 31, 2026
Amro Albanna	(Principal Executive Officer)

/s/ Thomas J. Farley	Chief Financial Officer	March 31, 2026
Thomas J. Farley	(Principal Financial and Accounting Officer)

/s/ Brian Brady	Director	March 31, 2026
Brian Brady

/s/ Sylvia Hermina	Director	March 31, 2026
Sylvia Hermina

/s/ Charles Nelson	Director	March 31, 2026
Charles Nelson

/s/ Shahrokh Shabahang	Chief Innovation Officer and Director	March 31, 2026
Shahrokh Shabahang

ADITXT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2025 AND 2024

PART I - FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Aditxt, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aditxt, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows, for the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

San Diego, California
March 31, 2026

Item 1. Financial Statements

ADITXT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash	$3,198,599	$833,031
Accounts receivable, net	-	43,435
Inventory	5,774	11,245
Prepaid expenses	617,362	3,379
Subscription receivable	-	1,108,751
TOTAL CURRENT ASSETS	3,821,735	1,999,841

Fixed assets, net	880,241	1,547,774
Intangible assets, net	2,778	6,111
Deposits	61,586	87,672
Right of use asset	1,204,526	1,225,781
Convertible notes receivable, at fair value	3,899,859	-
Investment in Evofem	6,646,056	27,277,211
TOTAL ASSETS	$16,516,781	$32,144,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,693,410	$13,212,239
Mandatorily Redeemable A-1 Preferred Stock (678 and 0 shares)	779,049	-
Mandatorily Redeemable C-1 Preferred Stock (896 and 1,178 shares)	1,030,667	1,354,774
Stock payable	-	2,250,000
Notes payable, related party	-	115,000
Notes payable, net of discount	1,855,445	5,537,860
Financing on fixed assets	-	147,823
Deferred rent	53,443	106,075
Operating lease liability, current	808,179	683,352
TOTAL CURRENT LIABILITIES	12,220,193	23,407,123

Operating lease liability, long term	342,904	436,354
Derivative liability	2	14,517

TOTAL LIABILITIES	12,563,099	23,857,994

COMMITMENTS AND CONTINGENCIES	-	-

MEZZANINE EQUITY
Series C-1 Convertible Preferred stock, $0.001 par value, 10,853 shares authorized, zero and 7,195 shares issued and outstanding, respectively	-	7,195,000
TOTAL MEZZANINE EQUITY	-	7,195,000

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 3,000,000 shares authorized, zero shares issued and outstanding, respectively	-	-
Series A-1 Convertible Preferred stock, $0.001 par value, 22,280 shares authorized, 20,864 and 22,071 shares issued and outstanding, respectively	21	22
Series B Preferred stock, $0.001 par value, 1 share authorized, zero and zero shares issued and outstanding, respectively	-	-
Series B-1 Convertible Preferred stock, $0.001 par value, 6,000 shares authorized, 2,689 and 2,689 shares issued and outstanding, respectively	3	3
Series B-2 Convertible Preferred stock, $0.001 par value, 2,625 shares authorized, 2,625 and 2,625 shares issued and outstanding, respectively	3	3
Series C Preferred stock, $0.001 par value, 1 share authorized, zero and zero shares issued and outstanding, respectively	-	-
Series D-1 Preferred stock, $0.001 par value, 4,186 shares authorized, zero and zero shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 1,000,000,000 and 100,000,000 shares authorized, 411,500 and 194 shares issued and 411,499 and 193 shares outstanding, respectively	412	1
Treasury stock, 1 and 1 shares, respectively	(201,605)	(201,605)
Additional paid-in capital	214,365,470	169,970,721
Accumulated deficit	(209,808,770)	(168,094,569)
Accumulated other comprehensive income	1,254,170	-
TOTAL ADITXT, INC. STOCKHOLDERS’ EQUITY	5,609,704	1,674,576

NON-CONTROLLING INTEREST	(1,656,022)	(583,180)

TOTAL STOCKHOLDERS’ EQUITY	3,953,682	1,091,396

TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY	$16,516,781	$32,144,390

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
REVENUE
Sales	$3,195	$133,985
Cost of goods sold	2,927	627,474
Gross profit (loss)	268	(493,489)

OPERATING EXPENSES
General and administrative expenses $0 and $33,071 in stock-based compensation, respectively	15,974,863	16,286,216
Research and development $10,000 and $6,712,663 in stock-based compensation, respectively	3,194,133	10,886,130
Sales and marketing $473,311 and $0 in stock-based compensation, respectively	401,996	197,863
Total operating expenses	19,570,992	27,370,209

NET LOSS FROM OPERATIONS	(19,570,724)	(27,863,698)

OTHER INCOME (EXPENSE)
Interest expense	(681,156)	(4,188,725)
Interest income	200,179	1,454
Amortization of debt discount	(1,706,697)	(3,174,920)
Gain (loss) on note exchange agreement	-	(208,670)
Change in fair value of derivative liability	14,515	414,501
Change in fair value of Evofem warrants	2,806,983	-
Impairment of Evofem F-1 Preferred Stock	(23,766,209)	-
Bargain purchase gain from purchase of Evofem convertible notes	328,071	-
Impairment of fixed assets	(412,005)	-
Total other expense	(23,216,319)	(7,156,360)

Net loss before income taxes	(42,787,043)	(35,020,058)
Income tax provision	-	-

NET LOSS	$(42,787,043)	$(35,020,058)

Deemed Dividends	(1,387,250)	(5,907,011)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(1,072,842)	(573,572)

NET LOSS ATTRIBUTABLE TO ADITXT, INC. & SUBSIDIARIES	$(43,101,451)	$(40,353,497)

Net loss per share, basic and diluted	$(1,153.83)	$(22,147,415.22)

Weighted average number of shares outstanding during the period, basic and diluted	37,355	2

COMPREHENSIVE LOSS:
Net Loss	$(42,787,043)	$(35,020,058)

Other Comprehensive Loss:
Change in valuation of Evofem note	1,254,170	-

TOTAL COMPREHENSIVE LOSS	$(41,532,873)	$(35,020,058)

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2025 AND 2024

	Preferred A-1 Shares	Preferred A-1 Shares Par	Preferred B-1 Shares	Preferred B-1 Shares Par	Preferred B-2 Shares	Preferred B-2 Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total Stockholders’ Equity	Preferred C-1 Shares	Redeemable Preferred C-1	Total Mezzanine Equity
Balance December 31, 2024	22,071	$22	2,689	$3	2,625	$3	193	$1	$(201,605)	$169,970,721	$(168,094,569)	$-	$(583,180)	$1,091,396	7,195	$7,195,000	$7,195,000

Issuance of shares for registered direct offering, net of issuance costs	-	-	-	-	-	-	348,778	352	-	17,846,356	-	-	-	17,846,708	-	-	-

Issuance of shares under ELOC, net of issuance costs	-	-	-	-	-	-	55,218	56	-	28,531,461	-	-	-	28,531,517	-	-	-

Redemption of C-1 preferred stock	-	-	-	-	-	-	-	-	-	(917,069)	-	-	-	(917,069)	(4,932)	(6,110,000)	(6,110,000)

Reclass of C-1 preferred stock to Mandatorily Redeemable Preferred Stock	-	-	-	-	-	-	-	-	-	(163,440)	-	-	-	(163,440)	(2,263)	(1,085,000)	(1,085,000)

Acquisition of patent	-	-	-	-	-	-	-	-	-	10,000	-	-	-	10,000	-	-	-

Redemption of A-1 preferred stock	(529)	-	-	-	-	-	-	-	-	(308,000)	-	-	-	(308,000)	-	-	-

Reclass of A-1 preferred stock to Mandatorily Redeemable Preferred Stock	(678)	(1)	-	-	-	-	-	-	-	(1,079,046)	-	-	-	(1,079,047)	-	-	-

Warrants issued for services	-	-	-	-	-	-	-	-	-	473,311	-	-	-	473,311	-	-	-

Rounding from reverse stock split	-	-	-	-	-	-	7,310	3	-	1,176	-	-	-	1,179	-	-	-
Change in valuation of Evofem note	-	-	-	-	-	-	-	-	-	-	-	1,254,170	-	1,254,170	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	(41,714,201)	-	(1,072,842)	(42,787,043)	-	-	-

Balance December 31, 2025	20,864	$21	2,689	$3	2,625	$3	411,499	$412	$(201,605)	$214,365,470	$(209,808,770)	$1,254,170	$(1,656,022)	$3,953,682	-	$-	$-

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2025 AND 2024

	Preferred A-1 Shares	Preferred A-1 Shares Par	Preferred B-1 Shares	Preferred B-1 Shares Par	Preferred B-2 Shares	Preferred B-2 Shares Par	Preferred D-1 Shares	Preferred D-1 Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity	Preferred C-1 Shares	Redeemable Preferred C-1	Total Mezzanine Equity
Balance December 31, 2023	22,280	$22	-	$-	2,625	$3	-	$-	41	$-	$(201,605)	$143,999,018	$(127,741,072)	$(9,608)	$16,046,758	-	$-	$-

Stock option compensation	-	-	-	-	-	-	-	-	-	-	-	32,918	-	-	32,918	-	-	-

MDNA asset purchase	-	-	-	-	-	-	-	-	1	-	-	1,008,668	-	-	1,008,668	-	-	-

Brain asset purchase	-	-	6,000	6	-	-	-	-	-	-	-	5,970,437	-	-	5,970,443	-	-	-

Issuance of shares for settlement	-	-	-	-	-	-	-	-	1	-	-	1,599,999	-	-	1,599,999	-	-	-

Restricted stock unit compensation	-	-	-	-	-	-	-	-	1	-	-	153	-	-	153	-	-	-

Issuance of shares for offering, net of issuance costs	-	-	-	-	-	-	4,186	4	-	-	-	(532,164)	-	-	(532,160)	4,186	4,186,000	4,186,000

Issuance of shares for debt issuance costs	-	-	-	-	-	-	-	-	1	-	-	662,717	-	-	662,717	-	-	-

Modification of warrants	-	-	-	-	-	-	-	-	-	-	-	4,137	(4,137)	-	-	-	-	-

Issuance of shares for registered direct offering, net of issuance costs	-	-	-	-	-	-	-	-	36	-	-	3,022,939	-	-	3,022,939	-	-	-

Issuance of shares under ELOC, net of issuance costs	-	-	-	-	-	-	-	-	105	1	-	12,739,556	-	-	12,739,557	-	-	-

Exchange of warrants for Series C-1 Convertible Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	(6,000,006)	-	-	(6,000,006)	6,000	6,000,000	6,000,000

Liquidation damages	-	-	-	-	-	-	-	-	-	-	-	(1)	-	-	(1)	667	667,000	667,000

Conversion of Series A-1 Convertible Preferred stock	(209)	-	-	-	-	-	-	-	1	-	-	(1)	-	-	(1)	-	-	-

Conversion of Series B-1 Convertible Preferred stock	-	-	(3,311)	(3)	-	-	-	-	4	-	-	1	-	-	(2)	-	-	-

Exercise of warrants	-	-	-	-	-	-	-	-	1	-	-	1,246,489	-	-	1,246,489	-	-	-

Issuance of warrants as debt issuance costs	-	-	-	-	-	-	-	-	-	-	-	913,713	-	-	913,713	-	-	-

Modifications of warrants as debt issuance costs	-	-	-	-	-	-	-	-	-	-	-	376,901	-	-	376,901	-	-	-

Modifications of warrants	-	-	-	-	-	-	-	-	-	-	-	5,902,874	(5,902,874)	-	-	-	-	-

Derivative liability from conversion feature on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(429,018)	-	-	(429,018)	-	-	-

Rounding from reverse stock split	-	-	-	-	-	-	-	-	1	-	-	21	-	-	21	-	-	-

Redemption of C-1 preferred stock	-	-	-	-	-	-	-	-	-	-	-	(548,602)	-	-	(548,602)	(3,658)	(3,658,000)	(3,658,000)

Redemption of D-1 preferred stock	-	-	-	-	-	-	(4,186)	(4)	-	-	-	(28)	-	-	(32)	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(34,446,486)	(573,572)	(35,020,058)	-	-	-
Balance December 31, 2024	22,071	$22	2,689	$3	2,625	$3	-	$-	193	$1	$(201,605)	$169,970,721	$(168,094,569)	$(583,180)	$1,091,396	7,195	$7,195,000	$7,195,000

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,787,043)	$(35,020,058)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	473,311	33,071
Stock-based compensation from asset purchase	10,000	6,712,663
Depreciation expense	269,271	613,918
Amortization of intangible assets	3,333	3,333
Amortization of debt discount - note payable	1,706,697	3,174,920
Amortization of debt discount - note receivable	(220,689)	-
Loss on note exchange agreement	-	208,670
Modification of warrants for debt issuance costs	-	376,901
New principal from extension of notes, net of debt discount	-	451,974
Change in fair value of derivative liability	(14,515)	(414,501)
Change in fair value of Evofem warrants	(2,806,983)	-
Impairment of Evofem F-1 preferred stock	23,766,209	-
Disposal of fixed assets	-	3,000
Bargain purchase gain from purchase of Evofem convertible notes	(328,071)	-
Impairment of fixed assets	412,005	-
Changes in operating assets and liabilities:
Accounts receivable	43,435	364,891
Prepaid expenses	(613,983)	214,011
Deposits	26,086	18,738
Inventory	5,471	734,257
Accounts payable and accrued expenses	(5,632,893)	5,095,091
Settlement liability	-	667,000
Net cash used in operating activities	(25,688,359)	(16,762,121)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(13,743)	-
Investment in convertible notes receivable and warrants	(2,425,000)	-
Investment in Evofem F-1 preferred stock	-	(5,000,000)
Net cash used in investing activities	(2,438,743)	(5,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, related party	678,000	467,000
Proceeds from notes and convertible notes payable, net of offering costs	1,191,018	4,149,153
Repayments of note payable, related party	(793,000)	(727,000)
Repayments of note payable	(6,613,882)	(5,287,942)
Common stock, preferred stock, and warrants issued for cash, net of issuance costs	44,128,225	21,166,343
Cash from subscription receivable	1,108,751	4,335,877
Proceeds from exercises of warrants	-	1,246,490
Redemptions of A-1 preferred stock	(308,000)	-
Redemptions of C-1 preferred stock	(8,898,442)	(2,851,839)
Redemptions of D-1 preferred stock	-	(32)
Net cash provided by financing activities	30,492,670	22,498,050

NET INCREASE IN CASH	2,365,568	735,929

CASH AT BEGINNING OF PERIOD	833,031	97,102

CASH AT END OF PERIOD	$3,198,599	$833,031

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$2,465,546	$1,235,640

NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of shares for the conversion of notes payable	$-	$500,000
Debt discount from shares issued as inducement for note payable	$-	$1,576,431
Warrant modification	$-	$5,907,011
Issuance of shares in asset purchase	$-	$266,448
Shares issued for settlement	$-	$1,600,000
Return of notes payable from Evofem merger agreement	$-	$11,174,246
Accrued interest rolled into notes payable	$33,752	$538,223
Settlement of liability for Series C-1 Convertible Preferred Stock	$	$667,000
Subscription receivable	$-	$-
Exchange of warrants for Series C-1 convertible preferred stock	$-	$6,000,000
Derivative liability from conversion feature on preferred stock	$-	$429,018
ELOC payable	$328,071	$-
Series C-1 redemption payable	$237,498	$1,354,774
ELOC commitment fee stock payable	$2,250,000	$2,250,000
Loan in escrow	$2,000,000	$-
Reclassification of series A-1 preferred shares to liabilities	$517,444	$-
Write off of financed asset	$147,823	$-
Initial recognition of lease liability and right of use asset	$800,359	$-

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

On March 9, 2026, the Company effectuated a 1-for-8 reverse stock split (the “March 2026 Reverse Split”). The Company’s stock began trading on a split-adjusted basis effective on the Nasdaq Stock Market on March 9, 2026. There was no change to the number of authorized shares of the Company’s common stock. All share amounts referenced in this report are adjusted to reflect the March 2026 Reverse Split.

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

After giving effect to the proper classification, mezzanine equity should have reflected 7,195 shares of Preferred C-1 outstanding with an aggregate stated value of $7,195,000, and additional paid-in capital (“APIC”) should have increased by $1,178,109 to $169,970,721.

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

NOTE 2 – GOING CONCERN ANALYSIS

Management Plans

The Company was incorporated on September 28, 2017 and has not generated significant revenues to date. During the year ended December 31, 2025, the Company had a net loss of $42,787,043 and negative cash flow from operating activities of $25,688,359 As of December 31, 2025, the Company’s cash balance was $3,198,599.

As of December 31, 2025, the Company was not subject to the offering limits in General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”). Thus, the maximum amount of securities that the Company could offer and sell under its shelf registration statement on Form S-3 as of December 31, 2025 was $54,053,691.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Aditxt, Inc., its wholly owned subsidiaries and one majority owned subsidiary. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

The following table provides a summary of financial instruments that are measured at fair value as of December 31, 2025.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Derivative liability	$2	$—	$2	$—	$2
Investment in Evofem warrants	3,135,054	—	3,135,054	—	3,135,054
Evofem Note	3,899,859	—	—	3,899,859	3,899,859
Total	$7,034,915	$—	$3,135,056	$3,899,859	$7,034,915

The following table provides a summary of financial instruments that are measured at fair value as of December 31, 2024.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Derivative liability	$14,517	—	$14,517	—	$14,517

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

Accounts Receivable and Current Expected Credit Losses

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of December 31, 2025 and 2024, gross accounts receivable was $0 and $121,582, respectively. As of December 31, 2025 and 2024, there was a current expected credit loss of $0 and $78,147, respectively. Accounts receivable is made up of billed and unbilled of $0 and $0 as of December 31, 2025, respectively, and $120,296 and $1,286 as of December 31, 2024, respectively.

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

Convertible Notes Receivable

The Company accounts for its convertible notes receivable in accordance with the FASB Accounting Standards Codification 320, Investments – Debt and Equity Securities (“ASC 320”). The convertible notes receivable are classified as available for sale.

Amortization of discount or premium as well as loan origination, commitment, and other fees and costs recognized as an adjustment of the effective interest rate are to be included in interest income. The convertible notes receivable are presented as the carrying value net of any impairment. (See Note 7)

Allowance for Credit Losses

The Company maintains an allowance for credit losses on convertible notes receivable measured at amortized cost within the scope of ASC 326, Financial Instruments—Credit Losses. The allowance for credit losses represents management’s estimate of expected lifetime credit losses and is measured using the current expected credit loss (“CECL”) model.

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

The Company updates its estimates of expected credit losses at each reporting date. For convertible notes receivable, expected credit losses are based on specific analyses of the borrower’s financial condition, the value of underlying collateral when applicable, collectability, and other relevant factors.

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

The following table sets forth a summary of the components in equity investments.

December 31, 2025
Evofem warrants, at fair value	$3,135,054
Evofem F-1 Preferred Stock, net	3,511,002
As of December 31, 2025	$6,646,056

The following table sets forth a summary of the changes in equity investments. This investment has been recorded at cost in accordance with ASC 321 for the shares of Evofem F-1 Preferred Stock and fair value for the Evofem warrants.

For the year ended December 31, 2025
As of December 31, 2024	$27,277,211
Evofem warrants	328,071
Impairment of F-1 Preferred Stock	(23,766,209)
Change in fair value of Evofem Warrants	2,806,983
As of December 31, 2025	$6,646,056

The investment in Evofem F-1 Preferred Stock has been impaired $23,766,209 to date. During the year ended December 31, 2025, the Company recorded a change in the fair value of the Evofem warrants of $2,806,983.

In August of 2025, Evofem issued a like kind security of the Evofem F-1 Preferred Stock. The issuance of the like kind security was a triggering event to the Evofem F-1 Preferred Stock resulting in a revaluation of the fair market value of the Evofem F-1 Preferred Stock. The Evofem Preferred F-1 Preferred Stock was valued via the market value of invested capital method, which yielded a fair market value of $3,511,002.

Impairment of long-lived assets

The Company reviews and evaluates the net carrying value of its long-lived assets at least annually, or upon the occurrence of other events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. Per ASC 360-10-35-21, a long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Per ASC 360-10-35-17, an impairment loss shall be recognized only if the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. During the year ended December 31, 2025, the Company recorded an impairment on its fixed assets of $412,005. (See Note 4)

Accounts Payable and Accrued Expenses

As of December 31, 2025 and 2024, accounts payable and accrued expenses was comprised of:

	December 31, 2025	December 31, 2024
Accounts payable	$7,340,490	$10,192,373
Accrued wages	52,689	1,130,181
Accrued interest	300,041	1,889,527
Other	190	158
Total accounts payable and accrued expenses	$7,693,410	$13,212,239

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

The Company has determined that a derivative feature exists on its shares of 20,864 shares of Series A-1 Convertible Preferred Stock, 2,689 shares of Series B-1 Convertible Preferred Stock, and 2,625 shares of Series B-2 Convertible Preferred Stock. This derivative arose from a conversion feature of these classes of preferred stock that allows for 50% additional shares to be issued under certain circumstances, in this case a default on one of the Company’s leases. (See Note 11)

The Company valued the derivative based on the conversion formula outlined in the certificate of designation for the preferred stock. Per the formula, the stated value was $1,000, with an additional premium of 50%, and alternative conversion amount per share of $4,000, and a floor price of $8,027,520 for the Series A-1 Convertible Preferred Stock, $7,340,480 for the Series B-1 Convertible Preferred Stock, and $8,515,680 for the Series B-2 Convertible Preferred Stock.

The following table sets forth a summary of the fair value of the derivative liability.

December 31, 2025
Fair value of derivative liability of Series A-1 Convertible Preferred Stock	-
Fair value of derivative liability of Series B-1 Convertible Preferred Stock	1
Fair value of derivative liability of Series B-2 Convertible Preferred Stock	1
Total derivative liability	$2

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2025 and December 31, 2024, the Company had a full valuation allowance against its deferred tax assets.

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

Patents

The Company incurs fees from patent licenses, which are reflected in research and development expenses, and are expensed as incurred. During the year ended December 31, 2025 and 2024, the Company incurred patent licensing fees of $119,808 and $61,913, respectively.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance. During the year ended December 31, 2025 and 2024, the Company incurred research and development costs of $3,194,133 and $10,886,130, respectively.

Sales and Marketing

We incur sales and marketing costs marketing our technologies. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance. During the year ended December 31, 2025 and 2024, the Company incurred sales and marketing costs of $401,996 and $197,863, respectively.

Non-controlling Interest in Subsidiary

Non-controlling interests represent the Company’s subsidiary’s cumulative results of operations and changes in deficit attributable to non-controlling shareholders. During the year ended December 31, 2025 and 2024, the Company recognized $1,072,842 and $573,572 in net loss attributable to non-controlling interest in Pearsanta. The Company owns approximately 97.0% of Pearsanta, Inc., as of December 31, 2025. Pearsanta is consolidated in the Company’s financial statements.

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

Instrument	Quantity Issued and Outstanding as of December 31, 2025	Standard Conversion Common Stock Equivalent	Liquidation Amount
Series A Preferred Stock	-	-	$-
Series A-1 Convertible Preferred Stock[1]	21,542	3	26,927,363
Series B Preferred Stock	-	-	-
Series B-1 Convertible Preferred Stock	2,689	1	3,361,250
Series B-2 Convertible Preferred Stock	2,625	1	3,281,250
Series C Preferred Stock	-	-	-
Series C-1 Convertible Preferred Stock[1]	896	1	1,120,290
Series D-1 Preferred Stock	-	-	-
Warrants	716	716	-
Options	55	55	-
Total Common Stock Equivalent	28,523	777	$34,690,153

[1]	Quantity issued and outstanding as of December 31, 2025, includes the additional shares classified as mandatorily redeemable in the consolidated balance sheets.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09. ASU 2023-09 requires a company's annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. Adoption is either with a prospective method or a fully retrospective method of transition.

The Company has adopted Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. Please see additional disclosures related to income taxes in Note 11, Income Taxes, in the Notes to Consolidated Financial Statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. ASU 2024-03 is intended to improve disclosures about a public business entity’s expense and provide more detailed information to investors about the types of expenses in commonly presented expense captions. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures.

NOTE 4 – FIXED ASSETS

The Company’s fixed assets include the following on December 31, 2025:

	Cost Basis	Accumulated Depreciation	Net
Computers	$381,157	$(378,646)	$2,511
Lab Equipment	2,297,049	(1,468,647)	828,402
Office Furniture	56,656	(26,910)	29,746
Other Fixed Assets	136,939	(132,138)	4,801
Leasehold Improvements	120,440	(105,659)	14,781
Total Fixed Assets	$2,992,241	$(2,112,000)	$880,241

The Company’s fixed assets include the following on December 31, 2024

	Cost Basis	Accumulated Depreciation	Net
Computers	$378,480	$(374,360)	$4,120
Lab Equipment	2,697,987	(1,235,236)	1,462,751
Office Furniture	56,656	(21,535)	35,121
Other Fixed Assets	136,939	(131,278)	5,661
Leasehold Improvements	120,440	(80,319)	40,121
Total Fixed Assets	$3,390,502	$(1,842,728)	$1,547,774

Depreciation expense was $269,271 and $613,918 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the fixed assets that serve as collateral subject to the financed asset liability have a carrying value of $0 and $1,063,269, respectively. During the year ended December 31, 2025, the Company recognized an impairment on its fixed assets of $412,005.

Fixed asset activity for the year ended December 31, 2025 consisted of the following:

For the year ended December 31, 2025
As of December 31, 2024	$3,390,502
Purchases	13,744
Impairment	(412,005)
As of December 31, 2025	$2,992,241

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

As of December 31, 2025, the Company has settled all obligations relating to the financed assets.

NOTE 5 – INTANGIBLE ASSETS

The Company’s intangible assets include the following on December 31, 2025:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(321,000)	$-
Intellectual property	10,000	(7,222)	2,778
Total Intangible Assets	$331,000	$(328,222)	$2,778

The Company’s intangible assets include the following on December 31, 2024:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(321,000)	$-
Intellectual property	10,000	(3,889)	6,111
Total Intangible Assets	$331,000	$(324,889)	$6,111

Amortization expense was $3,333 and $3,333 for the years ended December 31, 2025 and 2024, respectively. The Company’s proprietary technology is being amortized over its estimated useful life of three years.

Intangible asset activity for the year ended December 31, 2025 consisted of the following:

For the year ended December 31, 2025
As of December 31, 2024	331,000
Additions	-
As of December 31, 2025	$331,000

NOTE 6 – RELATED PARTY TRANSACTIONS

On May 22, 2025, Amro Albanna, the Chief Executive Officer of the Company loaned $233,000 to the Company. The loan was evidenced by an unsecured promissory note (the “May 22nd Note”). Pursuant to the terms of the May 22nd Note, it will accrue interest at the Prime rate of seven and one-half percent (7.5%) per annum and is due on the earlier of November 22, 2025 or an event of default, as defined therein. As of December 31, 2025, the May 22nd Note was fully paid off.

On June 6, 2025, Shahrokh Shabahang, the Chief Innovation Officer of the Company loaned $70,000 to the Company. The loan was evidenced by an unsecured promissory note (the “June 5th Note”). Pursuant to the terms of the June 5th Note, it will accrue interest at the Prime rate of seven and one-half percent (7.5%) per annum and is due on the earlier of December 5, 2025 or an event of default, as defined therein. As of December 31, 2025, the June 5th Note was fully paid off.

On June 20, 2025, Amro Albanna, the Chief Executive Officer of the Company, and Shahrokh Shabahang, the Chief Innovation Officer of the Company, loaned $90,000 and $100,000, respectively, to the Company. The loans were evidenced by an unsecured promissory note (the “June 20th Notes”). Pursuant to the terms of the June 20th Notes, it will accrue interest at the Prime rate of seven and one-half percent (7.5%) per annum and is due on the earlier of July 20, 2025 or an event of default, as defined therein. As of December 31, 2025, the June 20th Notes were fully paid off.

On August 13, 2025, Amro Albanna, the Chief Executive Officer of the Company, and Shahrokh Shabahang, the Chief Innovation Officer of the Company, loaned $95,000 and $90,000, respectively, to the Company. The loans were evidenced by an unsecured promissory note (the “August 13th Notes”). Pursuant to the terms of the August 13th Notes, it will accrue interest at the Prime rate of seven and one-half percent (7.5%) per annum and is due on the earlier of February 13, 2025 or an event of default, as defined therein. As of December 31, 2025, the August 13th Notes were fully paid off.

NOTE 7 – NOTES RECEIVABLE

Convertible Notes Receivable

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

The Evofem April Note is a senior subordinate obligation of Evofem and will accrue interest at a rate of 8% per annum, which will adjust to 12% upon an Event of Default (as defined in the Evofem April Note). The Evofem April Note is initially convertible into shares of common stock of Evofem at a conversion price of $0.0154 per share, subject to adjustment as described therein. The Evofem April Note may not be converted by the Company if, after giving effect to such conversion, the Company would beneficially own in excess of 9.99% of Evofem common stock. Unless earlier converted, or redeemed, the Evofem April Notes will mature on April 8, 2028. This note is accounted for as available for sale under ASC 320 – Investment in Debt Securities.

The Company recorded the notes at fair value of $4,367,212 which was comprised of $1,938,905 from the warrants issued with the note and $2,428,307 from the principal and interest on the note, which included $2,307,692 from principal and $136,923 from accrued interest. During the year ended December 31, 2025, the Company recognized a day one gain of $204,278.

As of December 31, 2025, the Evofem April Note has an outstanding principal balance of $2,307,692, a fair value of $2,428,307, and accrued interest of $136,923. During the year ended December 31, 2025, the Company recognized $123,952 in interest income and a change in fair value on the notes of $780,928.

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

The Evofem June Note is a senior subordinate obligation of Evofem and will accrue interest at a rate of 8% per annum, which will adjust to 12% upon an Event of Default (as defined in the Evofem June Note). The Evofem June Note is initially convertible into shares of common stock of Evofem at a conversion price of $0.0154 per share, subject to adjustment as described therein. The Evofem June Note may not be converted by the Company if, after giving effect to such conversion, the Company would beneficially own in excess of 9.99% of Evofem common stock. Unless earlier converted, or redeemed, the Evofem June Notes will mature on June 26, 2028. This note is accounted for as available for sale under ASC 320 – Investment in Debt Securities.

The Company recorded the notes at fair value of $2,667,701 which was comprised of $1,196,149 from the warrants issued with the note and $1,471,552 from the principal and interest on the note, which included $1,423,077 from principal and $59,453 from accrued interest. During the year ended December 31, 2025, the Company recognized a day one gain of $123,793.

As of December 31, 2025, the Evofem June Note has an outstanding principal balance of $1,423,077, a fair value of $1,471,552, and accrued interest of $59,453. During the year ended December 31, 2025, the Company recognized $75,115 in interest income and a change in fair value on the notes of $473,242.

During the year ended December 31, 2025, the Company has adjusted the fair value of the Evofem Notes by $1,781,307 bringing the total fair value of the Evofem Notes to $3,899,859 as of December 31, 2025. The fair value of the convertible notes receivable was estimated using a Monte Carlo Model with the following assumptions:

Evofem stock price	$0.0095
Risk free interest rate	3.59%
Expected life in years	0.50
Expected volatility	88.9%

The following table sets forth a summary of the changes in the Evofem Notes:

For the year ended December 31, 2025
As of December 31, 2024	$-
Evofem notes	2,317,618
Bargain purchase gain from purchase of Evofem convertible notes	328,071
Impairment	-
Change in fair value of Evofem notes	1,254,170
As of December 31, 2025	$3,899,859

For the period ended December 31, 2025, the fair value of each warrant granted with the convertible notes receivable was estimated using the assumption and/or factors in the Black-Scholes Model as follows:

Exercise price	$0.1232
Expected dividend yield	0%
Risk free interest rate	7.79-3.88%
Expected life in years	0.50-4.74
Expected volatility	170-180%

The risk-free interest rate assumption for warrants granted is based upon observed interest rates on the United States Government Bond Equivalent Yield appropriate for the expected term of warrants.

The Company determined the expected volatility assumption for warrants granted using the historical volatility of Evofem’s common stock.

The dividend yield assumption for warrants granted is based on Evofem’s history and expectation of dividend payouts. Evofem has never declared nor paid any cash dividends on its common stock.

NOTE 8 – NOTES PAYABLE

November Loan Agreement

On November 7, 2023, the Company entered into a Business Loan and Security Agreement (the “November Loan Agreement”) with the lender (the “Lender”), pursuant to which the Company obtained a loan from the Lender in the principal amount of $2,100,000 with an interest rate of 49%, which satisfied the outstanding balance on the August Loan of $1,089,000 and includes origination fees of $140,000 (the “November Loan”). Pursuant to the November Loan Agreement, the Company granted the Lender a continuing secondary security interest in certain collateral (as defined in the November Loan Agreement). The total amount of interest and fees payable by us to the Lender under the November Loan will be $3,129,000, which will be repaid in 34 weekly installments ranging from $69,000 - $99,000. The November Loan Agreement had an original maturity date of July 2, 2024. As of December 31, 2025, the November Loan has an outstanding principal balance of $289,238, an unamortized debt discount of $0, and accrued interest of $0. As of December 31, 2025, the November Loan Agreement is in technical default, however, default provisions were not enforced by the Lender.

January Loan Agreement

On January 24, 2024, the Company entered into a Business Loan and Security Agreement (the “January Loan Agreement”) with a commercial funding source (the “January Lender”), pursuant to which the Company obtained a loan from the Lender in the principal amount of $3,600,000 and an interest rate of 49%, which includes origination fees of $252,000 (the “January Loan”). Pursuant to the January Loan Agreement, the Company granted the Lender a continuing secondary security interest in certain collateral (as defined in the January Loan Agreement). The total amount of interest and fees payable by the Company to the January Lender under the January Loan will be $5,364,000, which will be repayable by the Company in 30 weekly installments of $178,800. The January Loan Agreement had an original maturity date of August 12, 2024. The Company received net proceeds from the January Loan of $814,900 following repayment of the outstanding balance on the October Purchased Amount of $2,533,100. As of December 31, 2025, there was a remaining principal balance of $751,921, an unamortized debt discount of $0, and accrued interest of $152,965. As of December 31, 2025, the January Loan Agreement is in technical default, however, default provisions were not enforced by the January Lender. (Note 14)

September Note

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

Senior Notes

On April 24, 2025, the Company issued and sold senior notes (each, a “April Note”) to accredited investors in the aggregate original principal amount of $256,250 for a purchase price of $205,000, reflecting an aggregate original issue discount of $51,250. The April Notes bear interest at a rate of 10%per annum and have a maturity date of May 15, 2025 (the “April Notes Maturity Date”). So long as any amounts remain outstanding under the April Notes, 100% of the gross proceeds received by the Company on or after the date hereof from sales of common stock of the Company pursuant to any at-the-market offering, equity-line or other similar transaction shall be used to repay the April Notes. The April Notes contain certain standard events of default, as defined in the Note. Following the April Maturity Date and until all of the April Notes have been satisfied, the Company shall be prohibited from taking certain actions, including but not limited to, incurring any additional indebtedness, redeeming any capital stock or declaring or paying any dividends. As of December 31, 2025, April Notes have been repaid.

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

In connection with the May Purchase Agreement, the Company entered into forbearance agreements (each, a “Forbearance Agreement”) with the holders (each, a “Holder”) of certain outstanding shares of the Company’s Series A-1 Convertible Preferred Stock and the Company’s Series C-1 Convertible Preferred Stock. Pursuant to the Forbearance Agreement, the Company agreed, in consideration of the settlement of the Holder’s claims and obligations with respect to one or more Triggering Events (as defined in the applicable Certificate of Designation) that: (i) provided that the Company receives gross proceeds of an aggregate of $10 million or more in the Proposed Offerings (as defined in the Forbearance Agreement), the Company shall concurrently redeem 5,124 of the Series A-1 Preferred Shares allocated pro rata among the holders of Series A-1 Preferred Shares in a Company Optional Redemption (as defined in the Certificate of Designation of the Series A-1 Preferred Shares), (ii) provided that the Company receives gross proceeds of $20 million or more in the Proposed Offerings, the Company shall concurrently redeem 8,200 of the Series A-1 Preferred Shares (or, if less, the remaining Series A-1 Preferred Shares then outstanding assuming the completion of any exercised Reinvestment Right (as defined in the Forbearance Agreement with respect thereto) allocated pro rata among the holders of Series A-1 Preferred Shares in a Company Optional Redemption, (iii) by no later than the first business day following the closing of any Additional Offering (as defined in the Forbearance Agreement), the Company shall redeem any remaining Series C-1 Preferred Shares (after giving effect to any Reinvestment Right with respect thereto) in a Company Optional Redemption, (iv) if the Company sells any securities pursuant to any VRT Potential Offering (as defined in the Forbearance Agreement), the Company shall apply 30% of the gross proceeds thereof to redeem any remaining Series C-1 Preferred Shares and/or any remaining Series A-1 Preferred Shares pro rata among the holders of Series C-1 Preferred Shares and/or Series A-1 Preferred Shares in a Company Optional Redemption, and (v) if the Company consummates any EVFM Sale (as defined in the Forbearance Agreement), the Company shall apply 30% of the gross proceeds thereof to redeem any remaining Series C-1 Preferred Shares and/or any remaining Series A-1 Preferred Shares pro rata among the holders of Series C-1 Preferred Shares and/or Series A-1 Preferred Shares in a Company Optional Redemption. The Forbearance Agreement has an expiration date of August 7, 2025. The Company applied $1,079,047 of the gross proceeds of the ATM as a payable to redeem approximately 939 of the Series A-1 Preferred Shares in a mandatory redemption. As of December 31, 2025, approximately 261 shares were redeemed, as a result approximately 678 Series A-1 Preferred Shares remain mandatorily redeemable. The remaining Series A-1 Preferred Shares are not contingently redeemable.

As of December 31, 2025, there was a remaining principal balance of $814,286, an unamortized debt discount of $0, and accrued interest of $147,076. During the year ended December 31, 2025, the Company recognized $60,000 in amortization of debt discount. The May 2025 Note is in default status as of December 31, 2025.

Promissory Note

On June 7, 2025, an investor entered into a $44,396 promissory note to the Company (the “June 2025 Promissory Note”). Pursuant to the terms of the note, it will accrue interest at a rate of seven and a half percent (7.50%) per annum, and is due on the earlier of December 5, 2025, or an event of default, as defined therein. As of December 31, 2025, this note has been repaid.

June Senior Notes

On June 26, 2025, the Company issued and sold senior notes (each, a “June Note”) to accredited investors in the aggregate original principal amount of $1,000,000 for a purchase price of $800,000, reflecting an aggregate original issue discount of $200,000. The original issuance discount is being straight line amortized over the life of the notes. The June Notes bear interest at a rate of 10% per annum and have a maturity date of December 31, 2025 (the “June Notes Maturity Date”). So long as any amount remains outstanding under the June Notes, 100% of the gross proceeds received by the Company on or after the date hereof from sales of common stock of the Company pursuant to any at-the-market offering, equity-line or other similar transaction shall be used to repay the June Notes. The June Notes contains certain standard events of default, as defined in the Note. Following the June Maturity Date and until all of the June Notes have been satisfied, the Company shall be prohibited from taking certain actions, including but not limited to, incurring any additional indebtedness, redeeming any capital stock or declaring or paying any dividends.

As of December 31, 2025, this note has been repaid, inclusive of a 125% redemption premium. During the year ended December 31, 2025, the Company recognized $200,000 in amortization of debt discount. The proceeds of the June Notes were used in connection with the Evofem June Purchase Agreement. (Note 7).

September Notes

On September 12, 2025, the Company issued and sold $212,500 promissory notes to the accredited investors (the “September 2025 Promissory Notes”). These notes had an original issuance discount of $42,500. Pursuant to the terms of the note, it will accrue interest at a rate of ten percent (10.00%) per annum, and is due on the earlier of December 31, 2025, or an event of default, as defined therein. Pursuant to the terms of the September 2025 Promissory Notes, the September 2025 Promissory Notes are to be redeemed at a redemption price of $1.20 per $1.00 raised via the ELOC and ATM. As of December 31, 2025, this note has been repaid. During the year ended December 31, 2025, the Company recognized $42,500 in amortization of debt discount.

Interest

During the year ended December 31, 2025 and 2024, the Company recognized an interest expense of $876,060 and $3,242,935, respectively, related to the notes payable.

NOTE 9 – LEASES

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on December 31, 2025 and December 31, 2024 for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Our corporate headquarters is located in Mountain View, California where we lease approximately 5,810 square feet of laboratory and office space. On March 20, 2025, the Company entered an amendment to the Mountain View lease, extending the term through March 31, 2028. As of December 31, 2025, the Company is current on this lease.

We also lease approximately 25,000 square feet in Richmond, Virginia. The lease expires on August 31, 2026, subject to extension. As of December 31, 2025 the Company is in default on the Richmond lease in the amount of $159,375 due to an outstanding security deposit.

LS Biotech Eight Default

On May 10, 2024, the Company received written notice (the “2024 Default Notice”) from LS Biotech Eight, LLC (the “Landlord”), the Landlord of the Company’s CLIA-certified, CAP accredited, high complexity immune monitoring center in Richmond, Virginia, that the Company was in violation of its obligation to (i) pay Base Rent (as defined in the Lease) and Additional Rent (as defined in the Lease) in the amount of $431,182 in the aggregate, together with administrative charges and interest, as well as (ii) replenish the Security Deposit (as defined in the Lease) in the amount of $159,375, all as required under that certain Lease Agreement dated as of May 4, 2021 by and between the Landlord and the Company (the “Lease”). Pursuant to the Notice, the Landlord has demanded that a payment of $590,557 plus administrative charges and interest, which shall accrue at the Default Rate (as defined in the Lease) be made no later than May 17, 2024. As of December 31, 2025, the Company has made the payment of $431,182 and is in default on the lease in the amount of $159,375 due to an outstanding security deposit.

The Company is working with the Landlord to come to an amicable resolution. However, no assurance can be given that the parties will reach an amicable resolution on a timely basis, on favorable terms, or at all.

Lease Costs

	Year Ended December 31, 2025	Year Ended December 31, 2024
Components of total lease costs:
Operating lease expense	$1,158,494	$1,233,777
Total lease costs	$1,158,494	$1,233,777

Lease Positions as of December 31, 2025 and December 31, 2024

ROU lease assets and lease liabilities for our operating leases are recorded on the balance sheet as follows:

	December 31, 2025	December 31, 2024
Assets
Right of use asset – long term	$1,204,526	$1,225,781
Total right of use asset	$1,204,526	$1,225,781

Liabilities
Operating lease liabilities – short term	$808,179	$683,352
Operating lease liabilities – long term	342,904	436,354
Total lease liability	$1,151,083	$1,119,706

Lease Terms and Discount Rate as of December 31, 2025

Weighted average remaining lease term (in years) – operating leases	1.91
Weighted average discount rate – operating leases	8.00%

Maturities of leases are as follows:

2026	$801,760
2027	389,165
2028	98,005
Total lease payments	$1,288,930
Less imputed interest	(137,847)
Less current portion	(808,179)
Total maturities, due beyond one year	$342,904

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

Call Option Agreement

On April 10, 2025, the Company entered into a Call Option Agreement (the “Option Agreement”) with Adjuvant Global Health Technology Fund, L.P. and Adjuvant Global Health Technology fund DE, L.P. (collectively, the “Security Holder”) and Evofem, pursuant to which the Security Holder granted the Company a call option (the “Option”) to purchase, at the sole discretion of the Company, the Evofem Securities (defined below) for an aggregate purchase price of $13 million. The “Evofem Securities” consist of convertible promissory notes of Evofem in the aggregate principal amount of $25 million and certain right to receive common stock agreements issued by Evofem. The Option has a term commencing on or after the satisfaction in full of the repayment obligations under that certain Securities Purchase and Security Agreement by and between Evofem, Future Pak, LLC and the designated agent dated April 23, 2020, as amended to date (the “Future Pak Note”), until 5:00 Pacific time on June 30, 2025 (the “Call Period”). Pursuant to the Option Agreement, the Security Holder may not transfer the Evofem Securities without the prior written consent of the Company; provided, however, that (i) if the Company has not provided $1.5 million of capital to Evofem by April 30, 2025 (the “Funding Milestone”), the Security Holder may transfer the Evofem Securities after April 30, 2025 without the prior written consent of the Company; (ii) if the Funding Milestone has not been satisfied and the Future Pak Note is still held by Future Pak on May 31, 2025, the Security Holder may transfer the Evofem Securities after May 31, 2025, without the prior written consent of the Company; and (iii) if at any time the repayment obligations of the Future Pak Note have been satisfied through or by a transaction not associated with either the Company or the transactions contemplated under the Amended and Restated Agreement and Plan of Merger, as amended to date, by and between the Company, Adifem, Inc. and Evofem, the Security Holder may transfer the Evofem Securities, without the prior written consent of the Company. As of December 31, 2025, the Option had expired.

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

On May 2, 2025, the Parties entered into a waiver to waive any termination rights that they may have as a result of the effective time not occurring by April 30, 2025, which waiver shall expire on May 31, 2025 in consideration of a payment by Adivir to Appili in the amount of $250,000 on or before May 15, 2025 to the extent the Arrangement Agreement has not been completed prior to that time. The $250,000 was applied to the Appili Termination Fee.

Appili Termination

The Parties terminated the Arrangement Agreement effective May 31, 2025. In connection with the termination of the Arrangement Agreement, the Company is required to pay a $1,250,000 termination fee (the “Appili Termination Fee”). The February Appili Waiver Payments of $250,000 has been applied to the Appili Termination fee. As of December 31, 2025, there is $750,000 remaining of the Appili Termination Fee. The Appili Termination Fee is recorded in general and administrative expenses.

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

Sixth Amendment to Amended and Restated Merger Agreement

On August 26, 2025, the Company, Adicure, Inc., and Evofem entered into Amendment No. 6 to the Amended and Restated Merger Agreement(“Amendment No. 6”), in order to (i) amend Sections 1.5 and 3.1(b)(ii) to update the definition of “Unconverted Company Preferred Stock “to include Series G-1 Preferred Stock of Evofem; (ii) amend Section 1.6 to update the definition of “Company Shareholder Approval “to include (a) the outstanding shares of Evofem common stock (including all Evofem preferred stock on the basis and to the extent it is permitted to so vote) entitled to vote thereon, and (b) each series of the unconverted Evofem preferred stock; (iii) amend Section 6.23 to clarify that Evofem will assist in obtaining Exchange Agreements (as defined in the Amended and Restated Merger Agreement) to exchange Evofem convertible notes and purchase rights for an aggregate of not more than 89,021 shares of the Company’s preferred stock from the applicable Evofem shareholders; (iv) amend Section 7.2(j) to change the number of dissenting shares to no more than 741,603 shares of common stock or 202 shares of preferred stock; (v) add a new Section 7.2(k) to require waivers from each holder of Evofem’s Series E-1 Convertible Preferred Stock, with respect to the last sentence of Section 2, the entirety of Section 6, any price adjustment provisions that may be triggered under Section 8(a)(ii), Section 12(c) and Section 12(d) of the Evofem Series E-1 Certificate of Designations; and (vi)to replace in its entirety, the Certificate of Designation included as Exhibit C to the Amended and Restated Merger Agreement.

Evofem Termination

On October 20, 2025, Aditxt received from Evofem a notice of termination of the parties’ Merger Agreement. In the notice, Evofem cites Section 8.1(b)(ii) (the end date having passed) and Section 8.1(b)(iv) (failure to obtain shareholder approval at the October 20, 2025 special meeting) as the basis for termination, effective October 20, 2025. No termination fee or other early-termination penalty is payable by Aditxt in connection with Evofem’s termination pursuant to Sections 8.1(b)(ii) and 8.1(b)(iv). The Company retains its holdings of Evofem F-1 Preferred Stock, convertible notes, and Evofem Warrants.

Legal Proceedings

The Company is party to various actions and claims arising in the normal course of business. The Company does not believe that the final outcome of these matters will have a material adverse effect on the Company’s financial position or results of operations. In addition, the Company maintains what it believes is adequate insurance coverage to further mitigate risk. However, no assurance can be given that the final outcome of such proceedings will not materially impact the Company’s financial condition or results of operations. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

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

On March 9, 2026, the Company effectuated a 1-for-8 reverse stock split (the “March 2026 Reverse Split”). The Company’s stock began trading on a split-adjusted basis effective on the Nasdaq Stock Market on March 9, 2026. There was no change to the number of authorized shares of the Company’s common stock. All share amounts referenced in this report are adjusted to reflect the March 2026 Reverse Split.

During the year ended December 30, 2024, the Company issued 1 share of common stock as part of the MDNA asset purchase agreement. During the year ended December 30, 2024, the Company issued 1 share of common stock as part of a settlement agreement.

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

During the year ended December 31, 2025, the Company sold 348,777 ATM Shares at an average price of $51.20 per share under the ATM. The sale of the ATM Shares generated net proceeds of approximately $17,846,708 after paying fees and expenses. (Note 14)

ELOC Activity

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

In January 2025, the Company issued a total of 410 shares to the ELOC Investor in connection with $2,250,000 in commitment fees as defined in the ELOC Purchase Agreement.

During the year ended December 31, 2025, the Company sold 55,165 shares at an average price of $475.60 per share under the ELOC Purchase Agreement. The sale of shares generated net proceeds of approximately $26,281,517 after paying fees and expenses.

Preferred Stock

The Company is authorized to issue 3,000,000 shares of preferred stock, par value $0.001 per share. There were 27,752 and 35,758 shares of preferred stock outstanding as of December 31, 2025 and December 31, 2024, respectively.

All series of the Company’s convertible preferred stock include alternate conversion provisions. The Company’s convertible preferred stock also contains floor pricing provisions; the Company has the discretion to issue shares below the floor price.

Aditxt Preferred Share Class	Quantity Issued and Outstanding as of December 31, 2025	Standard Conversion Common Stock Equivalent	Liquidation Amount
Series A Preferred Stock	-	-	$-
Series A-1 Convertible Preferred Stock[1]	21,542	3	26,927,363
Series B Preferred Stock	-	-	-
Series B-1 Convertible Preferred Stock	2,689	1	3,361,250
Series B-2 Convertible Preferred Stock	2,625	1	3,281,250
Series C Preferred Stock	-	-	-
Series C-1 Convertible Preferred Stock[1]	896	1	1,120,290
Series D-1 Preferred Stock	-	-	-
Total Aditxt Preferred Shares Outstanding	27,752	6	$34,690,153

[1]	Quantity issued and outstanding as of December 31, 2025, includes the additional shares classified as mandatorily redeemable in the consolidated balance sheets.

Series A-1 Convertible Preferred Stock Redemptions

During the year ended December 31, 2025, the Company redeemed approximately 529 shares of Series A-1 Convertible Preferred Stock for $608,000.

In connection with the May Purchase Agreement, the Company applied $779,049 of the gross proceeds of the ATM and ELOC as a payable to redeem approximately 678 of the Series A-1 Preferred Shares in a mandatory redemption. (Note 8)

Series C-1 Convertible Preferred Stock Redemptions

For the year ended December 31, 2025, the Company redeemed approximately 7,476 shares of Series C-1 Convertible Preferred Stock for $8,598,442. As of the date of this report, the Company has an outstanding redemption payable of 896 shares Series C-1 Convertible Preferred Stock of $1,030,667.

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

Stock-Based Compensation

In October 2017, our Board of Directors adopted the Aditx Therapeutics, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan provides for the grant of equity awards to directors, employees, and consultants. The Company is authorized to issue up to 1 share of our common stock pursuant to awards granted under the 2017 Plan. The 2017 Plan is administered by our Board of Directors, and expires ten years after adoption, unless terminated earlier by the Board of Directors. All shares of our common stock pursuant to awards under the 2017 Plan have been awarded.

On February 24, 2021, our Board of Directors adopted the Aditx Therapeutics, Inc. 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock and restricted stock units, and other stock-based awards (collectively, the “Awards”). Eligible recipients of Awards include employees, directors or independent contractors of the Company or any affiliate of the Company. The Compensation Committee of the Board of Directors (the “Committee”) administers the 2021 Plan. An amendment to the 2021 Plan was submitted and approved by the Company’s stockholders at the 2024 annual meeting of stockholders, increasing the shares of common stock issuable under the plan by 1 share. A total of 1 share of common stock, par value $0.001 per share, of the Company may be issued pursuant to Awards granted under the 2021 Plan. The exercise price per share for the shares to be issued pursuant to an exercise of a stock option will be no less than one hundred percent (100%) of the Fair Market Value (as defined in the 2021 Plan) of a share of common stock on the date of grant. The 2021 Plan was submitted and approved by the Company’s stockholders at the 2021 annual meeting of stockholders, held on May 19, 2021. Securities issued under the 2017 and 2021 plans are on a per participant basis, upon adjustment for reverse stock splits each lot of securities are rounded to the nearest whole share.

During the year ended December 31, 2025 and 2024, the Company granted no new options.

The Company recognizes option forfeitures as they occur, as there is insufficient historical data to accurately determine future forfeitures rates.

The following is an analysis of the stock option grant activity under the Plan:

Vested and Nonvested Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2024	61	$40,133,192,629.36	6.10
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	(6)	180,860,266,666.67	-
Outstanding December 31, 2025	55	$24,781,148,189.09	5.72

Nonvested Stock Options	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2024	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested on December 31, 2025	-	$-

As of December 31, 2025, there were 55 exercisable options; these options had a weighted average exercise price $24,781,148,189.09.

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

During the year ended December 31, 2025 and 2024, Pearsanta granted no new options under the Pearsanta 2023 Plan.

The following is an analysis of the stock option grant activity under the Pearsanta Plans:

Vested and Nonvested Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2024	181,227	$1.19	8.84
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	-	-	-
Rounding in connection with Reverse Split	-	-	-
Outstanding December 31, 2025	181,227	$1.19	7.84

Nonvested Stock Options	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2024	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested on December 31, 2025	-	$-

As of December 31, 2025, there were 181,227 exercisable options; these options had a weighted average exercise price $1.19.

The Company recognized stock-based compensation expense related to all options granted and vesting expense of $0 during the year ended December 31, 2025. The remaining value to be expensed is $0 as of December 31, 2025. The weighted average vesting term is 0 years as of December 31, 2025.

The Company recognized stock-based compensation expense related to all options granted and vesting expense of $32,918 during the year ended December 31, 2024, of which $32,918 is included in general and administrative expenses in the accompanying statements of operations.

Warrants

For the year ended December 31, 2025, the fair value of each warrant granted was estimated using the assumption and/or factors in the Black-Scholes Model as follows:

Exercise price	$1,808.00
Expected dividend yield	0%
Risk free interest rate	3.75%
Expected life in years	1.0
Expected volatility	190%

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

The Company recognizes warrant forfeitures as they occur, as there is insufficient historical data to accurately determine future forfeitures rates.

A summary of warrant issuances are as follows:

Vested and Nonvested Warrants	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2024	64	$19,576,789,106.88	4.51
Granted	664	1,808.00	1.98
Exercised	-	-	-
Expired or forfeited	(12)	86,422,400,000.00	-
Outstanding December 31, 2025	716	$732,031,904.50	1.49

Nonvested Warrants	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2024	-	$-
Granted	664	1,808.00
Vested	(664)	1,808.00
Forfeited	-	-
Nonvested on December 31, 2025	-	$-

The Company recognized stock-based compensation expense related to all options granted and vesting expense of $473,311 during the year ended December 31, 2025. The remaining value to be expensed is $0 as of December 31, 2025. The weighted average vesting term is 0 years as of December 31, 2025.

NOTE 12 – INCOME TAXES

For the years ended December 31, 2025 and 2024, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company. The Company’s losses before income taxes consist solely of losses from domestic operations.

Income (loss) before income taxes:

	Year Ended December 31,	Year Ended December 31,
(In thousands)	2025	2024
Income (loss) before income taxes:
Domestic	$(42,787)	$(35,021)
Foreign	-	-
Total	$(42,787)	$(35,021)

A reconciliation of income tax expense to the amount computed by applying the 21% statutory federal income tax rate to the loss from operations is summarized for the year ended December 31, 2025 after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31, 2025
(In thousands)	Amount	Percent
U.S. Federal Statutory Tax Rate	$(8,992)	21.0%
State and Local Income Tax, Net of Federal (National) Income Tax Effect	-	-%
Foreign Tax Effects	-	-%
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	-	-%
Effect of Cross-Border Tax Laws	-	-%
Tax Credits	-	-%
Changes in valuation allowances	9,203	-21.5%
Nontaxable or Nondeductible Items	3	-%
Changes in Unrecognized Tax Benefits	-	-%
Other Adjustments	(214)	0.5%
Total Provision for Income Taxes	$-	-%

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory federal income tax rate to the loss from operations is summarized for the tax year ended December 31, 2024 prior to the adoption of ASU 2023-09 is as follows:

	Year Ended December 31, 2024
(In thousands)	Amount	Percent
U.S. Federal Statutory Tax Rate	$(7,354)	21.0%
State and local income tax — net of federal benefit	(385)	1.1%
Tax Credits	(106)	0.3%
Change in valuation allowance	8,300	(23.7)%
Permanent Differences/Others	(455)	1.3%
Total Provision for Income Taxes	$-	-%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and December 31, 2024 are as follows:

	Year Ended December 31,	Year Ended December 31,
	2025	2024
(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$34,068	$24,722
Capitalized Research and Experimental Expenditures	3,226	4,158
R&D and investment tax credits	637	752
Investment in Evofem	4,750	-
Stock-based compensation	1,627	1,584
Operating lease liability	273	271
Loss on Impairment of Debt	-	3,320
Other	204	151
Total deferred tax assets	$44,785	$34,958

Deferred tax liabilities:
Right of use asset	(273)	(251)
Fixed assets	(56)	(147)
Total deferred tax liabilities	(329)	(398)
Valuation allowance	(44,456)	(34,560)
Net deferred tax assets/(liabilities)	$-	$-

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which are comprised primarily of net operating loss carryforwards and tax credits. Management has considered the Company’s history of cumulative net losses in the United States, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its U.S. federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against these net deferred tax assets as of December 31, 2025 and 2024, respectively. The Company reevaluates the positive and negative evidence at each reporting period. The Company’s valuation allowance increased during 2025 by approximately $9.9 million primarily due to the generation of net operating loss and tax credit carryforwards and the capitalization of research and experimental expenditures. The Company’s valuation allowance increased during 2024 by approximately $9.9 million primarily due to the generation of net operating loss and tax credit carryforwards and the capitalization of research and experimental expenditures.

As of December 31, 2025 and 2024, the Company had U.S. federal net operating loss carryforwards of $34.1 million and $24.7 million, respectively, which may be available to offset future income tax liabilities. The 2017 Tax Cuts and Jobs Act (“ TCJA”) will generally allow losses incurred after 2017 to be carried over indefinitely, but will generally limit the net operating loss deduction to the lesser of the net operating loss carryover or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). Also, there will be no carryback for losses incurred after 2017. Losses incurred prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s net operating loss carryover or 100% of a corporation’s taxable income and be available for twenty years from the period the loss was generated. The Company has federal net operating losses generated following 2017 of $99.8 million, which do not expire. The federal net operating losses generated prior to 2018 of $0.1 million will expire at various dates through 2037. The CARES Act temporarily allows the Company to carryback net operating losses arising in 2018, 2019 and 2020 to the five prior tax years. In addition, net operating losses generated in these years could fully offset prior year taxable income without the 80% of the taxable income limitation under the TCJA which was enacted on December 22, 2017. The Company has been generating losses since its inception, as such the net operating loss carryback provision under the CARES Act is not applicable to the Company.

As of December 31, 2025 and 2024, the Company also had U.S. state net operating loss carryforwards (post-apportioned) of $2.8 million and $2.8 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2042.

As of December 31, 2025, the Company had $0.0 million federal tax credit carryforwards available to reduce future tax liabilities which expire at various dates through 2042. As of December 31, 2024, the Company had $0.1 million federal tax credit carryforwards. As of December 31, 2025 and 2024, the Company had state research and development tax credit carryforwards of approximately $0.6 million and $0.8 million, respectively, which may be available to reduce future tax liabilities and can be carried over indefinitely.

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

The Company files tax returns in the United States, California, Virginia, and New York. The Company is subject to U.S. federal and state tax examinations by tax authorities for the tax years ended December 31, 2019 through present. As of December 31, 2025 and 2024, the Company has recorded no liability for unrecognized tax benefits, interest, or penalties related to federal and state income tax matters and there currently no pending tax examinations. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense.

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

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated all significant events or transactions that occurred through March 31, 2026, the date these consolidated financial statements were available to be issued.

Nasdaq Notification Letter

On January 27, 2026, the Company received a letter from Nasdaq indicating that, based on Nasdaq’s review of the Company’s plan submitted on January 15, 2026, Nasdaq has granted the Company an extension to regain compliance with Nasdaq Listing Rule 5550(b) (the “Rule”). The Rule requires a company to maintain a minimum of $2,500,000 in stockholders’ equity, a market value of listed securities of at least $35,000,000, or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years.

Nasdaq’s extension is conditioned on the Company completing financing transactions and, on or before May 15, 2026, furnishing to the Securities and Exchange Commission and Nasdaq a publicly available report that includes certain disclosures regarding the deficiency and the transaction or event the Company believes enabled it to satisfy the stockholders’ equity requirement for continued listing. Nasdaq’s letter also provides that the Company may be required to include, as applicable, a balance sheet no older than 60 days with pro forma adjustments evidencing compliance.

Nasdaq further stated that if the Company fails to evidence compliance with the Rule upon filing its periodic report for the period ending June 30, 2026, the Company may be subject to delisting. In such event, Nasdaq rules permit the Company to appeal any delisting determination to a Nasdaq Hearings Panel.

There can be no assurance that the Company will be able to regain compliance with the Rule, or maintain compliance thereafter, or that Nasdaq will continue to grant the Company additional time to regain compliance.

Vertalo Action

On February 3, 2026, Vertalo, Inc. (“Vertalo”) filed an Original Petition against the Company in the District Court of Travis County, Texas (98th Judicial District), Cause No. D-1-GN-26-000795.  The complaint follows Aditxt terminating their agreement with Vertalo for material breach. Vertalo’s complaint asserts claims for breach of contract and seeks, among other relief, alleged unpaid fees of $300,000, warrants to acquire 6,250 shares of Aditxt common stock, $26,000 of alleged travel-related costs, additional alleged damages of at least $500,000, attorneys’ fees, and interest.  Aditxt disputes the allegations and intends to defend the matter vigorously, pursue counterclaims and pursue available claims and defenses. Based on information available to the Company at present, the Company cannot reasonably estimate a range of loss for this potential action We cannot predict the outcome of this dispute with certainty. Regardless of the outcome, this action could have an adverse impact on the Company due to legal costs, diversion of management resources, and other factors.

2026 Special Meeting

On February 13, 2026, the Company reconvened its special meeting of stockholders (the “Reconvened Special Meeting”), which was initially held on January 30, 2026 in virtual format and adjourned until February 13, 2026 in order to allow for additional time for the Company’s stockholders to vote. An aggregate of 64,571 shares of the Company’s common stock or 33.39% of the voting authority, constituting a quorum, were represented virtually, in person, or by valid proxies at the Reconvened Special Meeting.

The stockholders of the Company approved the following matters (i) for the purpose of Nasdaq Marketplace Rule 5635(d), the issuance of shares of common stock underlying shares of Series A-1 Convertible Preferred Stock originally issued by the Company in December 2023 (ii) for the purpose of Nasdaq Marketplace Rule 5635(d), the issuance of shares of common stock underlying shares of Series C-1 Convertible Preferred Stock and common stock purchase warrants originally issued by the Company in May 2024 and August 2024 (iii) for the purpose of Nasdaq Marketplace Rule 5635(d), the issuance of shares of common stock underlying common stock purchase warrants originally issued by the Company in July 2024 (iv) the Company’s 2025 Employee Stock Purchase Plan (v) to approve an amendment to our 2021 Plan to increase the number of shares of common stock issuable thereunder to 350,000 shares from 3 shares (vi) the Company’s proposed amendment to its Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to change the Company’s name from “Aditxt, Inc.” to “bitXbio, Inc.” (vii) discretionary authority to our board of directors to (i) amend our certificate of incorporation to combine outstanding shares of our common stock into a lesser number of outstanding shares, or a “reverse stock split,” at a specific ratio within a range of one-for-five (1:5) to a maximum of a one-for-two hundred fifty (1:250) split, with the exact ratio to be determined by our board of directors in its sole discretion; and (ii) effect the reverse stock split, if at all, within one year of the date the proposal is approved by stockholders

 Aditxt Reverse Split

At the Reconvened Special Meeting, the stockholders approved a proposal to amend the Company’s certificate of incorporation to effect a reverse split of the Company’s outstanding shares of common stock, par value $0.001 at a specific ratio within a range of one-for five (1:for:5) to a maximum of one-for-two hundred fifty (1:for:250), with the exact ratio to be determined by the Company’s board of directors in its sole discretion.

Following the Special Meeting, the board of directors approved the March 2026 Reverse Split with a ratio of one-for-eight (1:for:8) of the Company’s issued and outstanding shares of common stock. On March 9, 2026, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment to its certificate of incorporation (the “Certificate of Amendment”) to effect the March 2026 Reverse Split. The March 2026 Reverse Split became effective as of 4:01 p.m. Eastern Time on March 6, 2026, and the Company’s common stock began trading on a split-adjusted basis when the Nasdaq Stock Market opened on March 9, 2026. The March 2026 Reverse Stock Split is primarily intended to bring the Company into compliance with Nasdaq’s minimum bid price requirement.

When the March 2026 Reverse Split became effective, every 8 shares of the Company’s issued and outstanding common stock were automatically combined, converted and changed into 1 share of the Company’s common stock, without any change in the number of authorized shares or the par value per share. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options, restricted stock units and warrants to purchase shares of common stock and the number of shares reserved for issuance pursuant to the Company’s equity incentive compensation plans. Any fraction of a share of common stock created as a result of the March 2026 Reverse Split was rounded up to the next whole share. Holders of the Company’s common stock held in book-entry form or through a bank, broker or other nominee did not need to take any action in connection with the March 2026 Reverse Split. Stockholders of record received information from the Company’s transfer agent regarding their common stock ownership post- the March Reverse Stock Split.

The Company’s common stock continues to trade on the Nasdaq Stock Market LLC under the existing symbol “ADTX”, but the security has been assigned a new CUSIP number (007025877).

Acquisition of Ignite Proteomics, LLC

On March 11, 2026, the Company entered into a Securities Purchase Agreement (the “Ignite Agreement”) with IMAC Holdings, Inc. (“IMAC”) and the several investors listed on the Schedule of Buyers attached to the Agreement (collectively, the “Ignite Buyers”) whereby the Ignite Buyers sold 100% of their equity interests in Ignite Proteomics, LLC, a Delaware limited liability company (“Ignite”) and formerly a wholly owned subsidiary of IMAC plus $475,000 in cash, for a total consideration of 36,000 shares of the Company’s newly created Series A-2 Convertible Preferred Stock (the “Preferred A-2 Shares”). The stated value of the Preferred A-2 Shares is $1,000 per share for a total of $36,000,000 in preferred stock. The equity interests of Ignite purchased by the Company under the Ignite Agreement represent 100% of the issued and outstanding equity of Ignite. As of the date of this filing, the Company is still determining the financial statement impact of the transaction.

The Preferred A-2 Shares are convertible into shares of Common Stock. If, as of the first anniversary of the Closing Date (as defined in the Ignite Agreement), the Conversion Price (as defined in the Certificate of Designation for the Preferred A-2 Shares) is less than the Market Price (as defined in the Ignite Agreement), the Company shall provide each stockholder entitled to vote at the next annual meeting of stockholders of the Company a proxy statement soliciting each such stockholder’s affirmative vote at the stockholder meeting for approval to change the amount of the Conversion Price to such lower number. If the stockholders do not approve changing the Conversion Price, the Company will again recommend approval of the new Conversion Price at each succeeding annual meeting of stockholders until such approval is obtained.

Issuance of Note

On March 11, 2026, the Company entered into a Note Purchase Agreement (the “March Note Purchase Agreement”) with the several buyers (the “March Note Buyers”), pursuant to which the Company will issue its 10% original issue discount promissory notes (the “March 2026 Notes”) for the aggregate principal amount of $3,194,444. The aggregate funding amount from all March Note Buyers was $2,875,000 at closing.

The March 2026 Notes bear interest on the outstanding principal balance at 6% per annum and shall adjust to 12% per annum upon an Event of Default (as defined in the March 2026 Notes) so long as such Event of Default remains uncured. The March 2026Notes may be prepaid at anytime with no penalty. The March 2026Notes mature nine months from the issuance date, and all outstanding principal and accrued interest shall be due on the maturity date.

A March Note Buyer also has the right to roll all or any portion of the March 2026 Notes into securities issued by the Company in future capital-raising transactions.

January Loan Agreement Payoff

On March 12, 2026, the Company entered into a payoff agreement (the “January Loan Payoff Agreement”) with the January Lender. Pursuant to the January Loan Payoff Agreement, the Company paid $1,064,985.99 to the January Lender to settle the outstanding balance of the January Loan Agreement and for the consent to enter into the March Note Purchase Agreement and Ignite Agreement.

At the Market Activity

For the period beginning January 1, 2026, through the date of this report, the Company sold 50,139 shares at an average price of $13.06 per share under the ATM. The sale of Shares generated net proceeds of approximately $633,631 after paying fees and expenses.

On March 27, 2026, the Company increased the maximum aggregate offering price of the shares of the Company’s Common Stock issuable under the ATM with H.C. Wainwright &Co., dated October 25, 2024, by an additional $36,800,000 or up to $53,398,964, not including the approximately $21,257,000 of shares of common stock sold to date under the ATM, and filed a prospectus supplement.

Series A-1 Convertible Preferred Stock Redemptionss

For the period beginning January 1, 2026 through the date of this report, the Company redeemed approximately 322 shares of Series A-1 Convertible Preferred Stock for $369,996. As of the date of this report, the Company has an outstanding redemption payable of 356 shares Series A-1 Convertible Preferred Stock of $409,052.

Series A-1 Convertible Preferred Stock Conversions

For the period beginning January 1, 2026 through the date of this report, the holders of the Series A-1 Convertible Preferred Stock converted approximately 604 shares of Series A-1 Convertible Preferred Stock for 408,239 shares of common stock.