Form 10-Q
period 2026-03-31
Aditxt, Inc.
filed 2026-05-20
CIK 1726711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 20, 2026, the registrant had 815,922 and 815,921 shares of common stock, $0.001 par value per share, issued and outstanding, respectively.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our financial situation creates doubt whether we will continue as a going concern;

●	the Company’s receipt of a Nasdaq staff determination letter notifying the Company that it had determined to delist the Company’s securities from The Nasdaq Capital Market, the Company’s intent to appeal that determination, the timing and outcome of any appeal (including any stay of a delisting), the Company’s ability to regain or maintain compliance with Nasdaq listing standards, and the Company’s continued listing on Nasdaq;

●	we have generated no significant revenue from commercial sales to date, and our future profitability is uncertain;

●	if we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development, and you will likely lose your entire investment;

●	we may need to raise additional funding, which may not be available on acceptable terms, or at all;

●	even if we can raise additional funding, we may be required to do so on terms that are dilutive to you;

●	the regulatory approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of our future product candidates, if any;

●	we may encounter substantial delays in completing our clinical studies which in turn will require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities;

●	if our future pre-clinical development and future clinical Phase I/II studies are unsuccessful, we may be unable to obtain regulatory approval of, or commercialize, our product candidates on a timely basis or at all;

●	even if we receive regulatory approval for any of our product candidates, we may not be able to successfully commercialize the product and the revenue that we generate from their sales, if any, may be limited;

●	adverse events involving our products may lead the FDA or applicable foreign regulatory agency to delay or deny clearance for our products or result in product recalls that could harm our reputation, business and financial results;

●	certain technologies are subject to licenses from LLU and Stanford (as defined below), each of which are revocable in certain circumstances, including in the event we do not achieve certain payments and milestone deadlines. Without these licenses, we may not be able to continue to develop our product candidates;

●	if we were to lose our CLIA certification or state laboratory licenses, whether as a result of a revocation, suspension or limitation, we would no longer be able to offer our assays (including our AditxtScore™ platform), which would limit our revenues and harm our business. If we were to lose, or fail to obtain, a license in any other state where we are required to hold a license, we would not be able to test specimens from those states;

ii

●	our results of operations will be affected by the level of royalty and milestone payments that we are required to pay to third parties;

●	we face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do;

●	our technologies and products under development, and our business, may fail if we are not able to successfully commercialize them and ultimately generate significant revenues as a result;

●	customers may not adopt our products quickly, or at all;

●	the failure to obtain or maintain patents, licensing agreements and other intellectual property could materially impact our ability to compete effectively;

●	some of our intellectual property may be subject to “march-in” rights by the U.S. federal government;

●	we do not expect to pay dividends in the foreseeable future;

●	we have issued a significant number of shares of convertible preferred stock and warrants and may continue to do so in the future. The conversion and/or exercise of these securities and the sale of the shares of common stock issuable thereunder may dilute your percentage ownership interest and may also result in downward pressure on the price of our common stock; and

●	we may engage in future acquisitions or strategic transactions, which may require us to seek additional financing or financial commitments, increase our expenses and/or present significant distractions to our management.

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

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ADITXT, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash	$268,852	$3,198,599
Accounts receivable, net	11,974	-
Inventory	128,366	5,774
Prepaid expenses	440,819	617,362
TOTAL CURRENT ASSETS	850,011	3,821,735

Fixed assets, net	810,463	880,241
Intangible assets, net	1,944	2,778
Deposits	61,586	61,586
Right of use asset	966,701	1,204,526
Convertible notes receivable, at fair value	4,007,664	3,899,859
Investment in Evofem	6,671,060	6,646,056
Goodwill	537,383	-
TOTAL ASSETS	$13,906,812	$16,516,781

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,917,831	$7,693,410
Mandatorily Redeemable A-1 Preferred Stock (356 and 678 shares)	409,053	779,049
Mandatorily Redeemable C-1 Preferred Stock (896 and 896 shares)	1,030,667	1,030,667
Notes payable, net of discount	3,306,211	1,855,445
Deferred rent	39,243	53,443
Operating lease liability, current	638,568	808,179
TOTAL CURRENT LIABILITIES	13,341,573	12,220,193

Operating lease liability, long term	288,890	342,904
Derivative liabilities	35,450,735	2

TOTAL LIABILITIES	49,081,198	12,563,099

COMMITMENTS AND CONTINGENCIES	-	-

MEZZANINE EQUITY
Series C-1 Convertible Preferred stock, $0.001 par value, 10,853 shares authorized, zero and zero shares issued and outstanding, respectively	-	-
TOTAL MEZZANINE EQUITY	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 3,000,000 shares authorized, zero shares issued and outstanding, respectively	-	-
Series A-1 Convertible Preferred stock, $0.001 par value, 22,280 shares authorized, 20,196 and 20,864 shares issued and outstanding, respectively	20	21
Series A-2 Preferred stock, $0.001 par value, 36,000 shares authorized, 36,000 and 0 shares issued and outstanding, respectively	36	-
Series B Preferred stock, $0.001 par value, 1 share authorized, zero and zero shares issued and outstanding, respectively	-	-
Series B-1 Convertible Preferred stock, $0.001 par value, 6,000 shares authorized, 2,689 and 2,689 shares issued and outstanding, respectively	3	3
Series B-2 Convertible Preferred stock, $0.001 par value, 2,625 shares authorized, 2,625 and 2,625 shares issued and outstanding, respectively	3	3
Series C Preferred stock, $0.001 par value, 1 share authorized, zero and zero shares issued and outstanding, respectively	-	-
Series D-1 Preferred stock, $0.001 par value, 4,186 shares authorized, zero and zero shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 1,000,000,000 and 100,000,000 shares authorized, 38,631 and 15,297 shares issued and 38,630 and 15,296 shares outstanding, respectively	39	15
Treasury stock, 1 and 1 shares, respectively	(201,605)	(201,605)
Additional paid-in capital	191,319,135	214,365,867
Accumulated deficit	(225,756,495)	(209,808,770)
Accumulated other comprehensive income	1,361,975	1,254,170
TOTAL ADITXT, INC. STOCKHOLDERS’ EQUITY (DEFICIT)	(33,276,889)	5,609,704

NON-CONTROLLING INTEREST	(1,897,497)	(1,656,022)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(35,174,386)	3,953,682

TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY (DEFICIT)	$13,906,812	$16,516,781

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2026	March 31, 2025
REVENUE
Sales	$12,159	$1,018
Cost of goods sold	9,291	734
Gross profit	2,868	284

OPERATING EXPENSES
General and administrative expenses $0 and $0 in stock-based compensation, respectively	3,317,648	4,348,274
Research and development $0 and $10,000 in stock-based compensation, respectively	1,047,083	1,209,205
Sales and marketing $0 and $0 in stock-based compensation, respectively	-	50,920
Total operating expenses	4,364,731	5,608,399

NET LOSS FROM OPERATIONS	(4,361,863)	(5,608,115)

OTHER INCOME (EXPENSE)
Interest expense	(27,136)	(157,499)
Interest income	280	288
Amortization of debt discount	(24,687)	(200,284)
Change in fair value of derivative liabilities	(11,800,798)	13,145
Change in fair value of Evofem warrants	25,004	-
Total other expense	(11,827,337)	(344,350)

Net loss before income taxes	(16,189,200)	(5,952,465)
Income tax provision	-	-

NET LOSS	$(16,189,200)	$(5,952,465)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(241,475)	(242,156)

NET LOSS ATTRIBUTABLE TO ADITXT, INC. & SUBSIDIARIES	$(15,947,725)	$(5,710,309)

Net loss per share, basic and diluted	$(790.49)	$(198,072.98)

Weighted average number of shares outstanding during the period, basic and diluted	20,174	29
COMPREHENSIVE LOSS:
Net Loss	$(16,189,200)	$(5,952,465)

Other Comprehensive Income:
Change in fair value of Evofem note receivable	107,805	-

TOTAL COMPREHENSIVE LOSS	$(16,081,395)	$(5,952,465)

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Preferred A-1 Shares	Preferred A-1 Shares Par	Preferred A-2 Shares	Preferred A-2 Shares Par	Preferred B-1 Shares	Preferred B-1 Shares Par	Preferred B-2 Shares	Preferred B-2 Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total Stockholders’ Equity (Deficit)
Balance December 31, 2025	20,864	$21	-	$-	2,689	$3	2,625	$3	15,296	$15	$(201,605)	$214,365,867	$(209,808,770)	$1,254,170	$(1,656,022)	$3,953,682

Issuance of shares for registered direct offering, net of issuance costs	-	-	-	-	-	-	-	-	1,857	2	-	603,259	-	-	-	603,261

Reclass of derivative liability from warrants	-	-	-	-	-	-	-	-	-	-	-	(13,736,777)	-	-	-	(13,736,777)

Redemption of A-1 preferred stock	(346)	(1)	-	-	-	-	-	-	20,250	20	-	(370,015)	-	-	-	(369,996)

Reclass of A-1 preferred stock to Mandatorily Redeemable Preferred Stock	(322	-	-	-	-	-	-	-	-	-	-	369,996	-	-	-	369,996

Ignite Acquisition	-	-	36,000	36	-	-	-	-	-	-	-	(36)	--	-	-	-

Rounding from reverse stock split	-	-	-	-	-	-	-	-	1,227	2	-	(2)		-	-	-

Change in Evofem note receivable	-	-	-	-	-	-	-	-	-	-	-	-	-	107,805	-	107,805

Derivative liability from conversion feature on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(9,913,157)	-	-	-	(9,913,157)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(15,947,725)	-	(241,475)	(16,189,200)

Balance March 31, 2026	20,196	$20	36,000	$36	2,689	$3	2,625	$3	38,630	$39	$(201,605)	$191,319,135	$(225,756,495)	$1,361,975	$(1,897,497)	$(35,174,386)

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Preferred A-1 Shares	Preferred A-1 Shares Par	Preferred B-1 Shares	Preferred B-1 Shares Par	Preferred B-2 Shares	Preferred B-2 Shares Par	Common Shares Outstanding	Common Shares Par	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total Stockholders’ Equity	Preferred C-1 Shares	Redeemable Preferred C-1	Total Mezzanine Equity
Balance December 31, 2024	22,071	$22	2,689	$3	2,625	$3	57	$-	$(201,605)	$169,970,722	$(168,094,569)	$(583,180)	$1,091,396	7,195	$7,195,000	$7,195,000

Issuance of shares for registered direct offering, net of issuance costs	-	-	-	-	-	-	8	-	-	4,582,262	-	-	4,582,262	-	-	-

Issuance of shares under ELOC, net of issuance costs	-	-	-	-	-	-	37	-	-	18,466,915	-	-	18,466,915	-	-	-

Redemption of C-1 preferred stock	-	-	-	-	-	-	-	-	-	(917,069)	-	-	(917,069)	(4,932)	(6,110,000)	(6,110,000)

Reclass of C-1 preferred stock to Mandatorily Redeemable Preferred Stock	-	-	-	-	-	-	-	-	-	(163,440)	-	-	(163,440)	(2,263)	(1,085,000)	(1,085,000)

Acquisition of patent for Pearsanta preferred stock	-	-	-	-	-	-	-	-	-	10,000	-	-	10,000	-	-	-

Rounding from reverse stock split	-	-	-	-	-	-	1	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	(5,710,309)	(242,156)	(5,952,465)	-	-	-
Balance March 31, 2025	22,071	$22	2,689	$3	2,625	$3	103	$-	$(201,605)	$191,949,390	$(173,804,878)	$(825,336)	$17,117,599	-	$-	$-

See accompanying notes to the consolidated financial statements.

ADITXT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2026	March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,189,200)	$(5,952,465)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation from asset purchase	-	10,000
Depreciation expense	47,882	68,450
Amortization of intangible assets	834	833
Amortization of debt discount - note payable	24,687	200,284
Change in fair value of derivative liability	11,800,798	(13,145)
Change in fair value of Evofem warrants	(25,004)	-
Impairment of fixed assets	32,275	-
Changes in operating assets and liabilities:
Accounts receivable	(11,974)	1,317
Prepaid expenses	294,310	(59,237)
Deposits	-	(92,174)
Inventory	9,289	2,188
Accounts payable and accrued expenses	(562,609)	(5,879,446)
Net cash used in operating activities	(4,578,712)	(11,713,395)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(10,379)	-
Net cash used in investing activities	(10,379)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and convertible notes payable, net of offering costs	2,855,000	-
Repayments of note payable, related party	-	(115,000)
Repayments of note payable	(1,428,921)	(2,778,978)
Common stock, preferred stock, and warrants issued for cash, net of issuance costs	603,261	20,169,072
Cash from subscription receivable	-	1,108,751
Redemptions of A-1 preferred stock	(369,996)	-
Redemptions of C-1 preferred stock	-	(7,027,065)
Net cash provided by financing activities	1,659,344	11,356,780

NET DECREASE IN CASH	(2,929,747)	(356,615)

CASH AT BEGINNING OF PERIOD	3,198,599	833,031

CASH AT END OF PERIOD	$268,852	$476,416

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$152,965	$1,264,504

NONCASH INVESTING AND FINANCING ACTIVITIES:

Derivative liability from conversion feature on warrants	$13,736,777	$-
Derivative liability from conversion feature on preferred stock	$9,913,157	$-
ELOC payable	$-	$630,105
Series C-1 redemption payable	$-	$1,247,367
ELOC commitment fee stock payable	$-	$2,250,000
Reclassification of series A-1 preferred shares to liabilities	$369,996	$-
Conversion of Series A-1 to common stock	$20	$-

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

On May 15, 2026, the Company effectuated a 1-for-27 reverse stock split (the “May 2026 Reverse Split”). The Company’s stock began trading on a split-adjusted basis effective on the Nasdaq Stock Market on May 18, 2026. There was no change to the number of authorized shares of the Company’s common stock. All share amounts referenced in this report are adjusted to reflect the May 2026 Reverse Split.

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

NOTE 2 – GOING CONCERN ANALYSIS

Management Plans

The Company was incorporated on September 28, 2017 and has not generated significant revenues to date. During the three months ended March 31, 2026, the Company had a net loss of $16,189,200 and negative cash flow from operating activities of $4,578,712 As of March 31, 2026, the Company’s cash balance was $268,852.

If we are delisted from Nasdaq, but obtain a substitute listing for our common stock, it will likely be on a market with less liquidity, and therefore experience potentially more price volatility than experienced on Nasdaq. Stockholders may not be able to sell their shares of common stock on any such substitute market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if our common stock is delisted from Nasdaq, the value and liquidity of our common stock, warrants and pre-funded warrants would likely be significantly adversely affected. A delisting of our common stock from Nasdaq could also adversely affect our ability to obtain financing for our operations and/or result in a loss of confidence by investors, employees and/or business partners. (Note 14)

The Company continues to actively pursue numerous capital raising transactions with the objective of obtaining sufficient bridge funding to meet the Company’s existing capital needs as well as more substantial capital raises to meet the Company’s longer-term needs.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2026 and 2025. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in condensed consolidated financial statements that have been prepared in accordance U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future interim periods.

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

The following table provides a summary of financial instruments that are measured at fair value as of March 31, 2026.

	Fair	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Derivative liabilities	$35,450,735	$—	$35,450,735	$—	$35,450,735
Investment in Evofem warrants	3,160,058	—	3,160,058	—	3,160,058
Evofem Notes	4,007,664	—	—	4,007,664	4,007,664
Total	$42,618,457	$—	$38,610,793	$4,007,664	$42,618,457

The following table provides a summary of financial instruments that are measured at fair value as of December 31, 2025.

	Fair	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Derivative liabilities	$2	$—	$2	$—	$2
Investment in Evofem warrants	3,135,054	—	3,135,054	—	3,135,054
Evofem Notes	3,899,859	—	—	3,899,859	3,899,859
Total	$7,034,915	$—	$3,135,056	$3,899,859	$7,034,915

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

Accounts Receivable and Current Expected Credit Losses

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of March 31, 2026 and December 31, 2025, gross accounts receivable was $11,974 and $0, respectively. As of March 31, 2026 and December 31, 2025, there was a current expected credit loss of $0 and $0, respectively. Accounts receivable is made up of billed and unbilled of $3,574 and $8,400 as of March 31, 2026, respectively, and $0 and $0 as of December 31, 2025, respectively.

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

The following table sets forth a summary of the components in equity investments.

March 31, 2026
Evofem warrants, at fair value	$3,160,058
Evofem F-1 Preferred Stock, net	3,511,002
As of March 31, 2026	$6,671,060

The following table sets forth a summary of the changes in equity investments. This investment has been recorded at cost in accordance with ASC 321 for the shares of Evofem F-1 Preferred Stock and fair value for the Evofem warrants.

For the three months ended March 31, 2026
As of December 31, 2025	$6,646,056
Change in fair value of Evofem Warrants	25,004
As of March 31, 2026	$6,671,060

During the three months ended March 31, 2026, the Company recorded a change in the fair value of the Evofem warrants of $25,004.

Impairment of long-lived assets

The Company reviews and evaluates the net carrying value of its long-lived assets at least annually, or upon the occurrence of other events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. Per ASC 360-10-35-21, a long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Per ASC 360-10-35-17, an impairment loss shall be recognized only if the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. During the three months ended March 31, 2026, the Company recorded an impairment on its fixed assets of $32,275. (See Note 4)

Accounts Payable and Accrued Expenses

As of March 31, 2026 and December 31, 2025, accounts payable and accrued expenses was comprised of:

	March 31, 2026	December 31, 2025
Accounts payable	$7,728,747	$7,340,490
Accrued wages	-	52,689
Accrued interest	189,084	300,041
Other	-	190
Total accounts payable and accrued expenses	$7,917,831	$7,693,410

Derivative Liabilities

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

On February 13, 2026, at the reconvened Special Meeting of Stockholders, the Company’s stockholders approved the terms associated with the Series A-1 Preferred Stock and Series C-1 Preferred Stock. As approved, these instruments contain provisions that permit conversion at an alternate conversion amount, upon the occurrence of specified triggering thresholds set forth in the applicable Certificates of Designation, and voluntary adjustment of the conversion price by the Company. As of the reporting date, the Series A-1 and Series C-1 Preferred Stock are currently subject to the alternate conversion provisions. The Company has determined that a derivative feature exists on its shares of 20,552 shares of Series A-1 Convertible Preferred Stock, 2,689 shares of Series B-1 Convertible Preferred Stock, 2,625 shares of Series B-2 Convertible Preferred Stock, and 896 shares of Series C-1 Convertible Preferred Stock. This derivative arose from a conversion feature of these classes of preferred stock that allows for 50% additional shares to be issued under certain circumstances, in this case the failure to file the applicable registration statement.

On February 13, 2026, at the reconvened Special Meeting of Stockholders, the Company’s stockholders approved the terms and shares underlying 698,818 of the Company’s warrants. The Company has determined that a derivative feature exists on 698,818 of the Company’s warrants. This derivative arose from the warrants contain a lack of a floor price and reset provisions leading to a variable number of shares that can be issued on the exercise of these warrants.

The Company valued the derivative using a Black-Scholes Model. For the three months ended March 31, 2026, the fair value the derivative was estimated using the assumption and/or factors in the Black-Scholes Model as follows:

Exercise price	$18.63
Expected dividend yield	0%
Risk free interest rate	3.92%
Expected life in years	5.00
Expected volatility	178%

The risk-free interest rate assumption for warrants granted is based upon observed interest rates on the United States Government Bond Equivalent Yield appropriate for the expected term of the preferred stock.

The Company determined the expected volatility assumption for the preferred stock granted using the historical volatility of the Company’s common stock.

The dividend yield assumption for the instruments granted is based on the Company’s history and expectation of dividend payouts. The Company has never declared nor paid any cash dividends on its common stock, and the Company does not anticipate paying any cash dividends in the foreseeable future.

The Company recognizes forfeitures as they occur, as there is insufficient historical data to accurately determine future forfeitures rates.

The following table sets forth a summary of the fair value of the derivative liability.

	March 31, 2026	December 31, 2025
Fair value of derivative liability of Series A-1 Convertible Preferred Stock	$14,064,288	$-
Fair value of derivative liability of Series B-1 Convertible Preferred Stock	1,840,155	1
Fair value of derivative liability of Series B-2 Convertible Preferred Stock	1,796,358	1
Fair value of derivative liability of Series C-1 Convertible Preferred Stock	613,157	-
Fair value of derivative liability of warrants	17,136,777	-
Total derivative liability	$35,450,735	$2

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2026 and December 31, 2025, the Company had a full valuation allowance against its deferred tax assets.

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

Patents

The Company incurs fees from patent licenses, which are reflected in research and development expenses, and are expensed as incurred. During the three months ended March 31, 2026 and 2025, the Company incurred patent licensing fees of $44,595 and $101,340, respectively.

Research and Development

We incur research and development costs during the process of researching and developing our technologies and future offerings. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance. During the three months ended March 31, 2026 and 2025, the Company incurred research and development costs of $1,047,083 and $1,209,205, respectively.

Sales and Marketing

We incur sales and marketing costs marketing our technologies. We expense these costs as incurred unless such costs qualify for capitalization under applicable guidance. During the three months ended March 31, 2026 and 2025, the Company incurred sales and marketing costs of $0 and $50,920, respectively.

Non-controlling Interest in Subsidiary

Non-controlling interests represent the Company’s subsidiary’s cumulative results of operations and changes in deficit attributable to non-controlling shareholders. During the three months ended March 31, 2026 and 2025, the Company recognized $241,475 and $242,156 in net loss attributable to non-controlling interest in Pearsanta. The Company owns approximately 97.0% of Pearsanta, Inc., as of March 31, 2026. Pearsanta is consolidated in the Company’s financial statements.

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

Instrument	Quantity Issued and Outstanding as of March 31, 2026	Standard Conversion Common Stock Equivalent	Liquidation Amount
Series A Preferred Stock	-	-	$-
Series A-1 Convertible Preferred Stock[1]	20,552	1,103,165	25,689,940
Series A-2 Convertible Preferred Stock	36,000	488,222	36,000,000
Series B Preferred Stock	-	-	-
Series B-1 Convertible Preferred Stock	2,689	144,338	3,361,250
Series B-2 Convertible Preferred Stock	2,625	140,902	3,281,250
Series C Preferred Stock	-	-	-
Series C-1 Convertible Preferred Stock[1]	896	48,107	1,120,290
Series D-1 Preferred Stock	-	-	-
Warrants	698,871	698,871	-
Options	55	55	-
Total Common Stock Equivalent	761,688	2,623,660	$69,452,730

[1]	Quantity issued and outstanding as of March 31, 2026, includes the additional shares classified as mandatorily redeemable in the consolidated balance sheets.

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

NOTE 4 – FIXED ASSETS

The Company’s fixed assets include the following on March 31, 2026:

	Cost Basis	Accumulated Depreciation	Net
Computers	$380,297	$(378,198)	$2,099
Lab Equipment	2,296,914	(1,527,332)	769,582
Office Furniture	53,750	(25,796)	27,954
Other Fixed Assets	148,605	(144,092)	4,513
Leasehold Improvements	90,779	(84,464)	6,315
Total Fixed Assets	$2,970,345	$(2,159,882)	$810,463

The Company’s fixed assets include the following on December 31, 2025:

	Cost Basis	Accumulated Depreciation	Net
Computers	$381,157	$(378,646)	$2,511
Lab Equipment	2,297,049	(1,468,647)	828,402
Office Furniture	56,656	(26,910)	29,746
Other Fixed Assets	136,939	(132,138)	4,801
Leasehold Improvements	120,440	(105,659)	14,781
Total Fixed Assets	$2,992,241	$(2,112,000)	$880,241

Depreciation expense was $47,882 and $68,450 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the fixed assets that serve as collateral subject to the financed asset liability have a carrying value of $0 and $0, respectively. During the three months ended March 31, 2026, the Company recognized an impairment on its fixed assets of $32,275.

Fixed asset activity for the three months ended March 31, 2026 consisted of the following:

For the three months ended March 31, 2026
As of December 31, 2025	$2,992,241
Purchases	10,379
Impairment	(32,275)
As of March 31, 2026	$2,970,345

NOTE 5 – INTANGIBLE ASSETS

The Company’s intangible assets include the following on March 31, 2026:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(321,000)	$-
Intellectual property	10,000	(8,056)	1,944
Total Intangible Assets	$331,000	$(329,056)	$1,944

The Company’s intangible assets include the following on December 31, 2025:

	Cost Basis	Accumulated Amortization	Net
Proprietary Technology	$321,000	$(321,000)	$-
Intellectual property	10,000	(7,222)	2,778
Total Intangible Assets	$331,000	$(328,222)	$2,778

Amortization expense was $834 and $833 for the three months ended March 31, 2026 and 2025, respectively. The Company’s proprietary technology is being amortized over its estimated useful life of three years.

Intangible asset activity for the three months ended March 31, 2026 consisted of the following:

For the three months ended March 31, 2026
As of December 31, 2025	331,000
Additions	-
As of March 31, 2026	$331,000

NOTE 6 – RELATED PARTY TRANSACTIONS

On March 11, 2026, the Company completed the acquisition of Ignite in exchange for 36,000 shares of the Company’s Series A-2 Convertible Preferred Stock (the “Preferred A-2 Shares”).

Certain investors that received Series A-2 Convertible Preferred Stock as consideration in connection with the Ignite acquisition held pre-existing financial interests in the Company, including ownership of Series A-1 preferred stock, warrants, and other financing arrangements. In addition, certain parties involved in the transaction have participated in prior financing and strategic transactions involving the Company and related entities. Accordingly, the Company determined that the transaction constitutes a related party transaction under ASC 850.

The acquisition was reviewed and approved in accordance with the Company’s corporate governance procedures. The accounting for the acquisition remains provisional under ASC 805 while the Company completes its valuation analysis of the consideration transferred and the identifiable assets acquired and liabilities assumed. As of the reporting date, the Company has preliminarily recorded the acquired net tangible assets based on management’s current estimate of fair value. The Company may record adjustments to the preliminary purchase price allocation during the measurement period as additional information becomes available.

The Preferred A-2 Shares includes variable conversion pricing mechanisms, anti-dilution adjustments, beneficial ownership limitations, and other conversion features linked to the market price of the Company’s common stock.

As of March 31, 2026, no amounts remained payable to the related parties in connection with the acquisition other than rights and obligations arising from the outstanding Preferred A-2 Shares and related transaction agreements. (Note 10)

NOTE 7 – NOTES RECEIVABLE

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

As of March 31, 2026, the Evofem April Note has an outstanding principal balance of $2,307,692, a fair value of $2,495,633, and accrued interest of $0. During the three months ended March 31, 2026, the Company recognized $0 in interest income and a change in fair value on the notes of $67,326.

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

As of March 31, 2026, the Evofem June Note has an outstanding principal balance of $1,423,077, a fair value of $1,512,031, and accrued interest of $0. During the three months ended March 31, 2026, the Company recognized $0 in interest income and a change in fair value on the notes of $18,110.

During the three months ended March 31, 2026, the Company has adjusted the fair value of the Evofem Notes by $107,805 bringing the total fair value of the Evofem Notes to $4,007,664 as of March 31, 2026. The fair value of the convertible notes receivable was estimated using a Monte Carlo Model with the following assumptions:

Evofem stock price	$0.0088
Risk free interest rate	3.70%
Expected life in years	0.5
Expected volatility	54.7%

The following table sets forth a summary of the changes in the Evofem Notes:

For the three months ended March 31, 2026
As of December 31, 2025	$3,899,859
Change in fair value of Evofem notes	107,805
As of March 31, 2026	$4,007,664

For the three months ended March 31, 2026, the fair value of each warrant granted with the convertible notes receivable was estimated using the assumption and/or factors in the Monte-Carlo Model as follows:

Exercise price	$0.0154
Expected dividend yield	0%
Risk free interest rate	3.87-3.88%
Expected life in years	4.02-4.24
Expected volatility	160-163%

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

NOTE 8 – NOTES PAYABLE

November Loan Agreement

On November 7, 2023, the Company entered into a Business Loan and Security Agreement (the “November Loan Agreement”) with the lender (the “Lender”), pursuant to which the Company obtained a loan from the Lender in the principal amount of $2,100,000 with an interest rate of 49%, which satisfied the outstanding balance on the August Loan of $1,089,000 and includes origination fees of $140,000 (the “November Loan”). Pursuant to the November Loan Agreement, the Company granted the Lender a continuing secondary security interest in certain collateral (as defined in the November Loan Agreement). The total amount of interest and fees payable by us to the Lender under the November Loan will be $3,129,000, which will be repaid in 34 weekly installments ranging from $69,000 - $99,000. The November Loan Agreement had an original maturity date of July 2, 2024. As of March 31, 2026, the November Loan has an outstanding principal balance of $269,238, an unamortized debt discount of $0, and accrued interest of $0. As of March 31, 2026, the November Loan Agreement is in technical default, however, default provisions were not enforced by the Lender.

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

On March 12, 2026, the Company entered into a payoff agreement (the “January Loan Payoff Agreement”) with the January Lender. Pursuant to the January Loan Payoff Agreement, the Company paid $1,064,986 to the January Lender to settle the outstanding balance of the January Loan Agreement and for the consent to enter into the March Note Purchase Agreement and Ignite Agreement. As of March 31, 2026, the January Loan had been paid off. In connection with January Loan Payoff Agreement, the Company paid approximately $160,000 as a one time charge, which is recorded in general and administrative expense.

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

In connection with the May Purchase Agreement, the Company entered into forbearance agreements (each, a “Forbearance Agreement”) with the holders (each, a “Holder”) of certain outstanding shares of the Company’s Series A-1 Convertible Preferred Stock and the Company’s Series C-1 Convertible Preferred Stock. Pursuant to the Forbearance Agreement, the Company agreed, in consideration of the settlement of the Holder’s claims and obligations with respect to one or more Triggering Events (as defined in the applicable Certificate of Designation) that: (i) provided that the Company receives gross proceeds of an aggregate of $10 million or more in the Proposed Offerings (as defined in the Forbearance Agreement), the Company shall concurrently redeem 5,124 of the Series A-1 Preferred Shares allocated pro rata among the holders of Series A-1 Preferred Shares in a Company Optional Redemption (as defined in the Certificate of Designation of the Series A-1 Preferred Shares), (ii) provided that the Company receives gross proceeds of $20 million or more in the Proposed Offerings, the Company shall concurrently redeem 8,200 of the Series A-1 Preferred Shares (or, if less, the remaining Series A-1 Preferred Shares then outstanding assuming the completion of any exercised Reinvestment Right (as defined in the Forbearance Agreement with respect thereto) allocated pro rata among the holders of Series A-1 Preferred Shares in a Company Optional Redemption, (iii) by no later than the first business day following the closing of any Additional Offering (as defined in the Forbearance Agreement), the Company shall redeem any remaining Series C-1 Preferred Shares (after giving effect to any Reinvestment Right with respect thereto) in a Company Optional Redemption, (iv) if the Company sells any securities pursuant to any VRT Potential Offering (as defined in the Forbearance Agreement), the Company shall apply 30% of the gross proceeds thereof to redeem any remaining Series C-1 Preferred Shares and/or any remaining Series A-1 Preferred Shares pro rata among the holders of Series C-1 Preferred Shares and/or Series A-1 Preferred Shares in a Company Optional Redemption, and (v) if the Company consummates any EVFM Sale (as defined in the Forbearance Agreement), the Company shall apply 30% of the gross proceeds thereof to redeem any remaining Series C-1 Preferred Shares and/or any remaining Series A-1 Preferred Shares pro rata among the holders of Series C-1 Preferred Shares and/or Series A-1 Preferred Shares in a Company Optional Redemption. The Forbearance Agreement has an expiration date of August 7, 2025. The Company applied $1,079,047 of the gross proceeds of the ATM as a payable to redeem approximately 939 of the Series A-1 Preferred Shares in a mandatory redemption. As of March 31, 2026, approximately 583 shares were redeemed, as a result approximately 356 Series A-1 Preferred Shares remain mandatorily redeemable. The remaining Series A-1 Preferred Shares are not contingently redeemable.

As of March 31, 2026, there was a remaining principal balance of $157,286, an unamortized debt discount of $0, and accrued interest of $178,582. During the three months ended March 31, 2026, the Company recognized $0 in amortization of debt discount. The May 2025 Note is in default status as of March 31, 2026.

March Note

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

The March 2026 Notes bear interest on the outstanding principal balance at 6% per annum and shall adjust to 12% per annum upon an Event of Default (as defined in the March 2026 Notes) so long as such Event of Default remains uncured. The March 2026 Notes may be prepaid at anytime with no penalty. The March 2026 Notes mature nine months from the issuance date, and all outstanding principal and accrued interest shall be due on the maturity date, September 11, 2026.

A March Note Buyer also has the right to roll all or any portion of the March 2026 Notes into securities issued by the Company in future capital-raising transactions.

As of March 31, 2026, there was a remaining principal balance of $3,194,444, an unamortized debt discount of $314,757, and accrued interest of $10,502. During the three months ended March 31, 2026, the Company recognized $24,687 in amortization of debt discount.

Interest

During the three months ended March 31, 2026 and 2025, the Company recognized an interest expense of $27,136 and $157,499, respectively, related to the notes payable.

NOTE 9 – LEASES

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on March 31, 2026 and December 31, 2025 for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Our corporate headquarters is located in Mountain View, California where we lease approximately 5,810 square feet of laboratory and office space. On March 20, 2025, the Company entered an amendment to the Mountain View lease, extending the term through March 31, 2028. As of March 31, 2026, the Company is current on this lease.

We also lease approximately 25,000 square feet in Richmond, Virginia. The lease expires on August 31, 2026, subject to extension. As of March 31, 2026 the Company is in default on the Richmond lease in the amount of $159,375 due to an outstanding security deposit.

LS Biotech Eight Default

On May 10, 2024, the Company received written notice (the “2024 Default Notice”) from LS Biotech Eight, LLC (the “Landlord”), the Landlord of the Company’s CLIA-certified, CAP accredited, high complexity immune monitoring center in Richmond, Virginia, that the Company was in violation of its obligation to (i) pay Base Rent (as defined in the Lease) and Additional Rent (as defined in the Lease) in the amount of $431,182 in the aggregate, together with administrative charges and interest, as well as (ii) replenish the Security Deposit (as defined in the Lease) in the amount of $159,375, all as required under that certain Lease Agreement dated as of May 4, 2021 by and between the Landlord and the Company (the “Lease”). Pursuant to the Notice, the Landlord has demanded that a payment of $590,557 plus administrative charges and interest, which shall accrue at the Default Rate (as defined in the Lease) be made no later than May 17, 2024. As of March 31, 2026, the Company has made the payment of $431,182 and is in default on the lease in the amount of $159,375 due to an outstanding security deposit.

The Company is working with the Landlord to come to an amicable resolution. However, no assurance can be given that the parties will reach an amicable resolution on a timely basis, on favorable terms, or at all.

Lease Costs

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Components of total lease costs:
Operating lease expense	$294,882	$262,206
Total lease costs	$294,882	$262,206

Lease Positions as of March 31, 2026 and December 31, 2025

ROU lease assets and lease liabilities for our operating leases are recorded on the balance sheet as follows:

	March 31, 2026	December 31, 2025
Assets
Right of use asset – long term	$966,701	$1,204,526
Total right of use asset	$966,701	$1,204,526

Liabilities
Operating lease liabilities – short term	$638,568	$808,179
Operating lease liabilities – long term	288,890	342,904
Total lease liability	$927,458	$1,151,083

Lease Terms and Discount Rate as of March 31, 2026

Weighted average remaining lease term (in years) – operating leases	1.76
Weighted average discount rate – operating leases	8.00%

Maturities of leases are as follows:

2026	$530,003
2027	389,165
2028	98,005
Total lease payments	$1,017,173
Less imputed interest	(89,715)
Less current portion	(638,568)
Total maturities, due beyond one year	$288,890

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

Appili Termination

The Parties terminated the Arrangement Agreement effective May 31, 2025. In connection with the termination of the Arrangement Agreement, the Company is required to pay a $1,250,000 termination fee (the “Appili Termination Fee”). As of March 31, 2026, there is $650,000 remaining of the Appili Termination Fee. The Appili Termination Fee is recorded in general and administrative expenses.

Acquisition of Ignite Proteomics, LLC

On March 11, 2026, the Company entered into a Securities Purchase Agreement (the “Ignite Agreement”) with IMAC Holdings, Inc. (“IMAC”) and the several investors listed on the Schedule of Buyers attached to the Agreement (collectively, the “Ignite Buyers”) whereby the Ignite Buyers sold 100% of their equity interests in Ignite Proteomics, LLC, a Delaware limited liability company (“Ignite”) and formerly a wholly owned subsidiary of IMAC plus $475,000 in cash, for a total consideration of 36,000 shares of the Company’s newly created Preferred A-2 Shares. The stated value of the Preferred A-2 Shares is $1,000 per share for a total of $36,000,000 in preferred stock. The equity interests of Ignite purchased by the Company under the Ignite Agreement represent 100% of the issued and outstanding equity of Ignite. As of the date of this filing, the Company is still determining the financial statement impact of the transaction. (Note 6)

The Preferred A-2 Shares are convertible into shares of Common Stock. If, as of the first anniversary of the Closing Date (as defined in the Ignite Agreement), the Conversion Price (as defined in the Certificate of Designation for the Preferred A-2 Shares) is less than the Market Price (as defined in the Ignite Agreement), the Company shall provide each stockholder entitled to vote at the next annual meeting of stockholders of the Company a proxy statement soliciting each such stockholder’s affirmative vote at the stockholder meeting for approval to change the amount of the Conversion Price to such lower number. If the stockholders do not approve changing the Conversion Price, the Company will again recommend approval of the new Conversion Price at each succeeding annual meeting of stockholders until such approval is obtained.

Following the closing of the transaction, Ignite’s financial statements as of the closing date were consolidated with the Consolidated Financial Statements of the Company.

The following presents the consideration paid for the acquisition of Ignite and the purchase price allocation.

Purchase Price Consideration
Assets	$249,612
Liabilities	786,995
Goodwill*	537,383
Total purchase price consideration*	$-

*	The purchase price allocation remains provisional under ASC 805 pending completion of the Company’s valuation analysis, including the determination of the fair market value of the A-2 preferred shares. As of the reporting date, $537,383 of goodwill has been recognized. The Company may record adjustments to the preliminary purchase price allocation during the measurement period as additional information becomes available.

Legal Proceedings

The Company is party to various actions and claims arising in the normal course of business, including the below Vertalo Action. The Company does not believe that the final outcome of these matters will have a material adverse effect on the Company’s financial position or results of operations. In addition, the Company maintains what it believes is adequate insurance coverage to further mitigate risk. However, no assurance can be given that the final outcome of such proceedings will not materially impact the Company’s financial condition or results of operations. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

Vertalo Action

On February 3, 2026, Vertalo, Inc. (“Vertalo”) filed an Original Petition against the Company in the District Court of Travis County, Texas (98th Judicial District), Cause No. D-1-GN-26-000795.  The complaint follows Aditxt terminating their agreement with Vertalo for material breach. Vertalo’s complaint asserts claims for breach of contract and seeks, among other relief, alleged unpaid fees of $300,000, warrants to acquire 6,250 shares of Aditxt common stock, $26,000 of alleged travel-related costs, additional alleged damages of at least $500,000, attorneys’ fees, and interest. Notably, Vertalo did not serve the Company in this matter and thus proceedings have not commenced. Aditxt disputes the allegations and in the event proceedings do commence, Aditxt intends to defend the matter vigorously, pursue counterclaims and pursue available claims and defenses. Based on information available to the Company at present, the Company cannot reasonably estimate a range of loss for this potential action We cannot predict the outcome of this dispute with certainty. Regardless of the outcome, this action could have an adverse impact on the Company due to legal costs, diversion of management resources, and other factors.

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

On May 15, 2026, the Company effectuated a 1-for-27 reverse stock split (the “May 2026 Reverse Split”). The Company’s stock began trading on a split-adjusted basis effective on the Nasdaq Stock Market on May 18, 2026. There was no change to the number of authorized shares of the Company’s common stock. All share amounts referenced in this report are adjusted to reflect the May 2026 Reverse Split.

At the Market Offering Agreement Amendment & Activity

On October 25, 2024, the Company entered into an amendment to the existing At The Market Offering Agreement (the “ATM”) with H.C. Wainwright & Co., LLC as agent (the “Agent”), pursuant to which the Company may offer and sell, from time to time through the Agent, shares of the Company’s common stock having an aggregate offering price of up to $35,000,000 (the “ATM Shares”).

For the three months ended March 31, 2026, the Company sold 1,857 shares at an average price of $341.21 per share under the ATM. The sale of Shares generated net proceeds of approximately $633,631 after paying fees and expenses.

For the three months ended March 31, 2025, the Company sold 8 shares at an average price of $572,782.79 per share under the ATM. The sale of Shares generated net proceeds of approximately $4,582,262 after paying fees and expenses.

On March 27, 2026, the Company increased the maximum aggregate offering price of the shares of the Company’s Common Stock issuable under the ATM with H.C. Wainwright & Co., dated October 25, 2024, by an additional $36,800,000 or up to $53,398,964, not including the approximately $21,257,000 of shares of common stock sold to date under the ATM, and filed a prospectus supplement.

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

During the three months ended March 31, 2026, the Company sold 0 shares under the ELOC Purchase Agreement.

During the three months ended March 31, 2025, the Company sold 35 shares at an average price of $443,700.72 per share under the ELOC Purchase Agreement. The sale of shares generated net proceeds of approximately $15,529,525 after paying fees and expenses.

Preferred Stock

The Company is authorized to issue 3,000,000 shares of preferred stock, par value $0.001 per share. There were 62,762 and 27,752 shares of preferred stock outstanding as of March 31, 2026 and December 31, 2025, respectively.

All series of the Company’s convertible preferred stock include alternate conversion provisions. The Company’s convertible preferred stock also contains floor pricing provisions; the Company has the discretion to issue shares below the floor price.

Aditxt Preferred Share Class	Quantity Issued and Outstanding as of March 31, 2026	Standard Conversion Common Stock Equivalent	Liquidation Amount
Series A Preferred Stock	-	-	$-
Series A-1 Convertible Preferred Stock[1]	20,552	1,103,165	25,689,940
Series A-2 Convertible Preferred Stock	36,000	488,222	36,000,000
Series B Preferred Stock	-	-	-
Series B-1 Convertible Preferred Stock	2,689	144,338	3,361,250
Series B-2 Convertible Preferred Stock	2,625	140,902	3,281,250
Series C Preferred Stock	-	-	-
Series C-1 Convertible Preferred Stock[1]	896	48,107	1,120,290
Series D-1 Preferred Stock	-	-	-
Total Aditxt Preferred Shares Outstanding	62,762	1,924,734	$69,452,730

[1]	Quantity issued and outstanding as of March 31, 2026, includes the additional shares classified as mandatorily redeemable in the consolidated balance sheets.

Series A-1 Convertible Preferred Stock Redemptions

For the three months ended March 31, 2026, the Company redeemed approximately 322 shares of Series A-1 Convertible Preferred Stock for $369,996. As of the date of this report, the Company has an outstanding redemption payable of 356 shares Series A-1 Convertible Preferred Stock of $409,052.

Series A-1 Convertible Preferred Stock Conversions

For the three months ended March 31, 2026, the holders of the Series A-1 Convertible Preferred Stock converted approximately 668 shares of Series A-1 Convertible Preferred Stock for 20,250 shares of common stock.

Stock-Based Compensation

During the three months ended March 31, 2026 and 2025, the Company granted no new options.

The Company recognizes option forfeitures as they occur, as there is insufficient historical data to accurately determine future forfeitures rates.

The following is an analysis of the stock option grant activity under the Plan:

Vested and Nonvested Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2025	55	$669,091,001,105.46	5.72
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	-	-	-
Outstanding March 31, 2026	55	$669,091,001,105.46	5.48

Nonvested Stock Options	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2025	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested on March 31, 2026	-	$-

As of March 31, 2026, there were 55 exercisable options; these options had a weighted average exercise price $669,091,001,105.46.

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

During the three months ended March 31, 2026 and 2025, Pearsanta granted no new options under the Pearsanta 2023 Plan.

The following is an analysis of the stock option grant activity under the Pearsanta Plans:

Vested and Nonvested Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2025	181,227	$1.19	7.84
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	-	-	-
Rounding in connection with Reverse Split	-	-	-
Outstanding March 31, 2026	181,227	$1.19	7.59

Nonvested Stock Options	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2025	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested on March 31, 2026	-	$-

As of March 31, 2026, there were 181,227 exercisable options; these options had a weighted average exercise price $1.19.

The Company recognized stock-based compensation expense related to all options granted and vesting expense of $0 during the three months ended March 31, 2026. The remaining value to be expensed is $0 as of March 31, 2026. The weighted average vesting term is 0 years as of March 31, 2026.

The Company recognized stock-based compensation expense related to all options granted and vesting expense of $0 during the three months ended March 31, 2026.

Warrants

A summary of warrant issuances are as follows:

Vested and Nonvested Warrants	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2025	77	$19,764,861,421.50	1.49
Granted	-	-	-
Issued due to resets	698,798	18.63	3.24
Exercised	-	-	-
Expired or forfeited	(4)	1,952,640,000,000.00	-
Outstanding March 31, 2026	698,871	$9,068,800.72	3.24

Nonvested Warrants	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2025	-	$-
Granted	-	-
Issued due to resets	18,868,057	18.63
Vested	(18,868,057)	18.63
Forfeited	-	-
Nonvested on March 31, 2026	-	$-

The Company recognized stock-based compensation expense related to all options granted and vesting expense of $0 during the three months ended March 31, 2026. The remaining value to be expensed is $0 as of March 31, 2026. The weighted average vesting term is 0 years as of March 31, 2026.

Warrant Reprice

The August Exchange Agreement, July 2024 Senior Notes, May PIPE, and May PIPE Placement Agent Warrants, (collectively, the “Repriced Outstanding Warrants”) contain full-ratchet anti-dilution provisions whereby the exercise price is adjusted downward in the event the Company issues equity securities at an effective price lower than the warrants’ then-current exercise price. In certain circumstances, the provisions may also require the issuance of additional warrants and/or additional shares underlying the warrants. Following stockholder approval at the reconvened Special Meeting of Stockholders on February 13, 2026, these provisions became effective. During the period, the Company effectuated conversions of Preferred A-1 with conversion prices below the exercise prices of certain outstanding warrants, which triggered downward repricing adjustments under the warrant agreements. Accordingly, the affected warrants were remeasured at fair value and classified as derivative liabilities.

For the three months ended March 31, 2026, pursuant to the warrant agreements repriced certain of the Company’s warrants originally issued with the Repriced Outstanding Warrants, pursuant to which the Company adjusted the exercise price of the Repriced Outstanding Warrants to lower the exercise price of the Outstanding Warrants to $18.63 per share. A total of 20 warrants were repriced. The reprice of the warrants also resulted in an increase in the amount of shares of common stock issuable upon exercise of such warrants of 698,798 shares. In connection with the warrant reprices, warrants were reclassed to be a derivative liability in the amount of $17,136,777.

The August Exchange Agreement warrants were repriced to $18.63 and the number of shares issuable upon exercise of such warrants was increased by 205,477 shares as a result of the reprice provisions.

The July 2024 Senior Notes warrants were repriced to $18.63 and the number of shares issuable upon exercise of such warrants was increased by 248,568 shares as a result of the reprice provisions.

The May PIPE and May PIPE Placement Agent Warrants were repriced to $18.63 and the number of shares issuable upon exercise of such warrants was increased by 244,753 shares as a result of the reprice provisions.

During the three months ended March 31, 2026, the Company recognized a change in fair value on the warrants of approximately $3,400,000.

For the three months ended March 31, 2026, the fair value of each warrant granted was estimated using the assumption and/or factors in the Black-Scholes Model as follows:

Exercise price	$18.63
Expected dividend yield	0%
Risk free interest rate	3.81%
Expected life in years	2.09-3.36
Expected volatility	189-190%

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

NOTE 12 – INCOME TAXES

The Company has incurred losses since inception. During the three months ended March 31, 2026, the Company did not provide any provision for income taxes as the Company incurred losses during such period. The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. In assessing the need for a valuation allowance, the Company has considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, the Company has recorded a full valuation allowance for its net deferred tax assets as of March 31, 2026.

As of March 31, 2026, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated all significant events or transactions that occurred through May 19, 2026, the date these consolidated financial statements were available to be issued.

Nasdaq Notification Letters

On April 1, 2026, the Company received a letter from Nasdaq notifying the Company that, based on the Company’s Annual Report on Form 10-K filed on March 31, 2026, evidencing stockholders’ equity of $3,953,682, Nasdaq has determined that the Company now complies with such continued listing standards and that this matter is closed.

On May 6, 2026, the Company received a Staff Determination letter (the “Staff Determination”) from the Listing Qualifications Department of the Nasdaq notifying the Company that Nasdaq Staff had determined to delist the Company’s securities from The Nasdaq Capital Market.

The Staff Determination stated that the bid price of the Company’s listed securities had closed at less than $1.00 per share over the previous 30 consecutive business days, from March 24, 2026 through May 5, 2026, and that, as a result, the Company is not in compliance with Nasdaq Listing Rule 5550(a)(2), which requires listed securities to maintain a minimum bid price of $1.00 per share (the “Bid Price Rule”).

The Staff Determination further stated that, although companies are typically afforded a 180-calendar day period to regain compliance with the Bid Price Rule, the Company is not eligible for any such compliance period pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv). Nasdaq Staff cited the fact that the Company has effected a reverse stock split over the prior one-year period and has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one.

The Company has requested a hearing before a Nasdaq Hearings Panel (the “Panel”) to appeal Nasdaq Staff’s determination. This hearing request will stay any further delisting actions through the Hearing process. At the hearing, the Company expects to present its plan to regain compliance with Nasdaq’s continued listing requirements. There can be no assurance that the Company will be successful in its appeal, that the Panel will grant the Company’s request for continued listing, or that the Company will be able to regain or maintain compliance with any applicable Nasdaq listing requirements.

Issuance of Note

On April 10, 2026, the Company issued and sold senior unsecured promissory notes (each, a “Note,” and collectively, the “Notes”) to accredited investors in the aggregate original principal amount of $1,250,000 for an aggregate purchase price of $1,000,000, reflecting an aggregate original issue discount of $250,000. The Notes bear interest at a rate of 10% per annum, payable monthly, and mature on September 30, 2026. Pursuant to the Notes, if the Company sells shares of Common Stock pursuant to an at-the-market offering or equity line of credit, 100% of the aggregate gross proceeds from such sales, less reasonable and documented legal fees and expenses, must be applied on a weekly basis to redeem the Notes at a redemption price equal to 120% of the outstanding amount redeemed. The Notes also permit the Company to redeem all, but not less than all, of the outstanding amount of the Notes at 120% of the outstanding amount redeemed, subject to the terms of the Notes. In addition, upon an event of default, holders may require the Company to redeem the Notes at 125% of the outstanding amount being redeemed, and upon a bankruptcy event of default, the Company must immediately pay an amount equal to 125% of all outstanding principal, accrued and unpaid interest and accrued and unpaid late charges. The Notes also grant one specific noteholder the right to withhold applicable equity line and at-the-market proceeds for direct distribution to the holders until the Notes are repaid in full. Following the maturity date and until the Notes have been redeemed or otherwise satisfied, the Notes contain various negative covenants, including restrictions on indebtedness, liens, dividends and other restricted payments, asset transfers and the early maturity or acceleration of other indebtedness.

Series A-1 Convertible Preferred Stock Conversions

For the period beginning April 1, 2026 through the date of this report, the holders of the Series A-1 Convertible Preferred Stock converted approximately 2,353 shares of Series A-1 Convertible Preferred Stock for 666,382 shares of common stock.

Warrant Exercises

For the period beginning April 1, 2026 through the date of this report, the holders of warrants have exercised 110,737 warrants for 110,737 shares of common stock.

Letter of Intent

On May 12, 2026, the Company entered into a non-binding letter of intent with a special purpose acquisition company, pursuant to which the special purpose acquisition company would acquire the Company’s wholly-owned subsidiary, Ignite Proteomics, LLC, in a business combination implying a pre-money equity valuation of Ignite of $150,000,000. The proposed transaction remains subject to negotiation and execution of definitive agreements, regulatory and stockholder approvals, and other customary closing conditions, and there can be no assurance that the transaction will be consummated.

Reverse Stock Split

On May 15, 2026, the Company effectuated a 1-for-27 reverse stock split (the “May 2026 Reverse Split”). The Company’s stock began trading on a split-adjusted basis effective on the Nasdaq Stock Market on May 18, 2026. There was no change to the number of authorized shares of the Company’s common stock. All share amounts referenced in this report are adjusted to reflect the May 2026 Reverse Split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those factors set forth in the section entitled “Cautionary Note Regarding Forward-Looking Statements and Industry Data” and in the section entitled “Risk Factors” in Part II, Item 1A.

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

Going Concern

We were incorporated on September 28, 2017 and have not generated significant revenues to date. During the three months ended March 31, 2026, we had a net loss of $16,189,200 and cash of $268,852 as of March 31, 2026.

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

Financial Results

We have a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Our condensed consolidated financial statements as of March 31, 2026, show a net loss of $16,189,200. We expect to incur additional net expenses over the next several years as we continue to maintain and expand our existing operations. The amount of future losses and when, if ever, we will achieve profitability are uncertain.

Results of Operations

Results of operations for the three months ended March 31, 2026 and 2025

We generated revenue of $12,159 and $1,018 for the three months ended March 31, 2026 and 2025, respectively. Cost of goods sold for the three months ended March 31, 2026 and 2025 was $9,291 and $734, respectively. The increase in revenue and costs of goods sold during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was due to the acquisition of Ignite.

During the three months ended March 31, 2026, we incurred a loss from operations of $4,361,863. This is due to general and administrative expenses of $3,317,648, which includes approximately $1,099,229 in payroll expenses and $692,249 in professional fees. Research and development expenses were $1,047,083 which includes $501,732 in consulting expenses. Sales and marketing expenses were $0.

During the three months ended March 31, 2025, we incurred a loss from operations of $5,608,115. This is due to general and administrative expenses of $4,348,274, which includes approximately $751,786 in payroll expenses and $1,670,782 in professional fees. Research and development expenses were $1,209,205, which includes $2,250 in consulting expenses. Sales and marketing expenses were $50,920.

The decrease in expenses during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was due to decreased general and administrative spend.

During the three months ended March 31, 2026, the Company had other expenses of $11,827,337. This was primarily comprised of a loss on the change in the fair value of the derivative liability of $11,800,798, interest expense of $27,136, amortization of debt discount of $24,687, and change in fair value of the Evofem warrant of $25,004.

During the three months ended March 31, 2025, the Company had other expenses of $344,350. This was primarily comprised of a gain on the change in the fair value of the derivative liability of $13,145, interest expense of $157,499, and amortization of debt discount of $200,284.

Liquidity and Capital Resources

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2026, we had an accumulated deficit of $225,756,495. We had working capital of $(12,491,562) as of March 31, 2026. During the three months ended March 31, 2026, we purchased $10,379 dollars in fixed assets.

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

The source, timing, and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our clinical development program. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us to, among other things, delay, scale back or eliminate expenses including some or all our planned development, including our clinical trials. We will need to raise funds in the future, because we do not believe the current cash reserves are sufficient to fund our operation for the foreseeable future. Because of these factors, we believe that this creates substantial doubt about our ability to continue as a going concern.

Contractual Obligations

The following table shows our contractual obligations as of March 31, 2026:

	Payment Due by Year
	Total	2026	2027	2028
Lease	$1,017,173	$530,003	$389,165	$98,005

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have not materially changed since the Company determined that we did not maintain effective internal controls over financial reporting and the following weaknesses still exist as of March 31, 2026.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company was incorporated on September 28, 2017 and through the date of this report has generated no significant revenues. For the years ended December 31, 2025 and 2024, the Company had a net loss of $42,787,043 and $35,020,058, respectively. Our condensed consolidated financial statements as of March 31, 2026, show a net loss of $16,189,200. Our cash and cash equivalents were approximately $268,852 as of March 31, 2026. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern. If adequate working capital is not available, we may be forced to discontinue operations, which would cause investors to lose their entire investment.

We are currently over 90 days past due on a significant amount of vendor obligations. We may not be able to refinance, extend or repay our substantial indebtedness owed to our secured and unsecured lenders, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

As of March 31, 2026, we have approximately $6.6 million in accounts payable with approximately $5.8 million that is over 90 days past due. If we are unable to repay these amounts, as well as our existing debt obligations at maturity, and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default, our secured lenders would have the right to exercise their rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business, and we would likely be forced to seek bankruptcy protection.

A significant number of shares of our common stock may be issued and sold upon the exercise of outstanding options, warrants, and upon the conversion of the Company’s convertible preferred stock.

As of March 31, 2026, there were 55 shares of common stock issuable under outstanding options, 698,871 shares of common stock issuable upon exercise of outstanding warrants at various exercise prices and approximately 1,924,734 shares of common stock reserved for issuance upon the standard conversion of outstanding convertible preferred stock. To the extent that holders of existing options, warrants or convertible preferred stock sell the shares of common stock issued upon the exercise of options or warrants or conversion of the convertible preferred stock, the market price of our common stock may decrease due to the additional selling pressure in the market. The risk of dilution from issuances of shares of common stock underlying existing options, warrants and convertible preferred stock may cause shareholders to sell their common stock, which could further decline in the market price.

Our obligations to certain of our creditors are secured by security interests in our assets, so if we default on those obligations, our creditors could foreclose on some or all of our assets.

Our obligations to certain of our creditors are secured by security interests in our assets. As of March 31, 2026, approximately $0.6 million was owed to such secured creditors. Under such agreements, we are required to pay $99,000 on a weekly basis to a certain creditor. If we default on our obligations under these agreements, our secured creditors could foreclose on its security interests and liquidate some or all of these assets, which would harm our financial condition and results of operations and would require us to reduce or cease operations and possibly seek Bankruptcy Protection.

We have received a Staff Determination letter from Nasdaq notifying us that our securities are subject to delisting.

On May 6, 2026, we received a Staff Determination letter (the “Staff Determination”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that the Nasdaq staff has determined to delist our securities from The Nasdaq Capital Market for failure to comply with Nasdaq Listing Rule 5550(a)(2), which requires that listed securities maintain a minimum bid price of at least $1.00 per share. The Staff Determination further notified us that we are not eligible for an additional compliance period pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv) due to the fact we have effected a reverse stock split over the prior one-year period and have effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more. We intend to appeal the Staff Determination to the Nasdaq Hearings Panel (the “Panel”) in accordance with Nasdaq Listing Rule 5815(a), and the delisting action will be stayed pending the outcome of such appeal. However, there can be no assurance that the Panel will grant our request for continued listing or that we will be able to satisfy the conditions, if any, imposed by the Panel for continued listing. If our common stock is delisted from Nasdaq, it will likely be traded on a market with less liquidity, and therefore experience potentially more price volatility than experienced on Nasdaq. Stockholders may not be able to sell their shares of common stock on any such substitute market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. A delisting of our common stock from Nasdaq could also adversely affect our ability to obtain financing for our operations and/or result in a loss of confidence by investors, employees and/or business partners. In addition, certain institutional investors are restricted from investing in securities not listed on a national securities exchange, which could further reduce the liquidity and market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

The May 2025 Note is in default status as of March 31, 2026. As of March 31, 2026, there was a remaining principal balance of $157,286, an unamortized debt discount of $0, and accrued interest of $178,582. During the three months ended March 31, 2026, the Company recognized $0 in amortization of debt discount.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Amendment to Certificate of Incorporation of Aditxt, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 31, 2025).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 is formatted as Inline XBRL and contained in the Exhibit 101 XBRL Document Set).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aditxt, Inc.

Date: May 20, 2026	By:	/s/ Amro Albanna
Amro Albanna
Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2026	By:	/s/ Thomas J. Farley
Thomas J. Farley
Chief Financial Officer (Principal Financial and Accounting Officer)